Form 10QSB
period 1996-03-31
VISTA INFORMATION SOLUTIONS INC
filed 1996-05-15
CIK 888793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                     ---------------------------------------

                                   FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       or

             [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934 FOR

             THE TRANSITION PERIOD FROM ___________ TO ____________.

                           COMMISSION FILE NO. 0-20312
                              --------------------

                        VISTA INFORMATION SOLUTIONS, INC.
        (Exact name of small business issuer as specified in its charter)

           MINNESOTA                                         41-1293754
(State or other jurisdiction of                           (I.R.S. Employer
 Incorporation or organization)                           Identification No.)

5060 SHOREHAM PLACE, #300, SAN DIEGO, CA                        92122
 (Address of principal executive office)                       Zip Code)

                                 (619) 450-6100
                (Issuer's telephone number, including area code)


              (Former name, former address, and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO__

The number of shares of the Issuer's Common Stock, $0.01 par value, outstanding on May 14, 1996 was 11,042,983.

Transitional Small Business Format (check one) YES __  NO _X_


                                      INDEX


PART I   FINANCIAL INFORMATION PAGE

ITEM 1.  FINANCIAL STATEMENTS

         CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
         MONTHS ENDED MARCH 31, 1996 AND 1995 (UNAUDITED)                 3


         CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 1996
         (UNAUDITED) AND DECEMBER 31, 1995                              4,5


         CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE
         MONTHS ENDED MARCH 31, 1996 AND 1995 (UNAUDITED)                 6


         NOTES TO FINANCIAL STATEMENTS (UNAUDITED)                        7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
         OF OPERATIONS AND FINANCIAL CONDITION                         8-11


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.                                              12

ITEM 2.  CHANGES IN SECURITIES.                                          12

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.                                12

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.            12

ITEM 5.  OTHER INFORMATION.                                              12

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.                               12

SIGNATURES                                                               13

EXHIBIT INDEX                                                            14




                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        VISTA INFORMATION SOLUTIONS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                 THREE MONTHS ENDED
                                                      MARCH 31,
                                                1996            1995
- - - ------------------------------------------------------------------------

REVENUES                                    $  2,167,509    $  1,108,139

COST OF REVENUES                                 570,805         400,935
                                            ------------    ------------
        GROSS MARGIN                           1,596,704         707,204

OPERATING EXPENSES
     Sales and general and administrative      1,575,626         811,266
     Research and development                    193,948         281,624
     Depreciation and amortization             1,112,264         576,480
                                            ------------    ------------
        OPERATING LOSS                        (1,285,134)       (962,166)

     OTHER INCOME (EXPENSE):                    (119,312)        (26,745)
                                            ------------    ------------

NET LOSS                                    ($ 1,404,446)   ($   988,911)
                                            ============    ============

NET LOSS PER SHARE                          ($      0.13)   ($      0.11)
                                            ============    ============

WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING                       11,024,450       9,232,835
                                            ============    ============

See Notes to Financial Statements



                        VISTA INFORMATION SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                        MARCH 31       DECEMBER 31
                                                      ----------------------------
ASSETS                                                    1996             1995
- - - ----------------------------------------------------------------------------------
CURRENT ASSETS:
     Cash and cash equivalents                        $      8,670    $     21,027
     Trade accounts receivable, less allowance
     for doubtful accounts of
         $238,156 and $248,500  respectively             1,854,678       1,843,782
     Prepaid expenses & other assets                       264,151         204,697
                                                      ------------    ------------
        TOTAL CURRENT ASSETS                             2,127,499       2,069,506


EQUIPMENT, FURNITURE AND SOFTWARE, AT COST
     Equipment and furniture                             2,578,863       2,363,148
     Purchased software                                    118,150         109,751
                                                      ------------    ------------
                                                         2,697,013       2,472,899
     Less accumulated depreciation and amortization     (1,776,391)     (1,595,965)
                                                      ------------    ------------
        NET EQUIPMENT AND SOFTWARE                         920,622         876,934

CAPITALIZED SOFTWARE DEVELOPMENT COSTS,
     less accumulated amortization of
         $1,247,469 and $1,212,919  respectively            70,299         104,848

ACQUIRED TECHNOLOGY AND ENVIRONMENTAL DATABASES,
     less accumulated amortization of
         $4,331,898   $  3,332,229  respectively         7,664,126       8,663,795
                                                      ------------    ------------
                                                      $ 10,782,546    $ 11,715,083
                                                      ============    ============


See Notes to Financial Statements




                        VISTA INFORMATION SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                           MARCH 31      DECEMBER 31
                                                        ----------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY                         1996            1995
- - - ------------------------------------------------------------------------------------
CURRENT LIABILITIES:
     Note payable to bank                               $  1,076,677    $  1,111,790
     Current maturities of long-term obligations           1,442,087       1,081,081
     Trade accounts payable                                1,352,804       1,029,574
     Accrued development costs                               487,500         487,500
     Accrued compensation and employee benefits              241,339         380,910
     Other current liabilities                               283,943         398,325
                                                        ------------    ------------
        TOTAL CURRENT LIABILITIES                          4,884,350       4,489,180

LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES             1,274,178       1,198,939
                                                        ------------    ------------
        TOTAL LIABILITIES                                  6,158,528       5,688,119

STOCKHOLDERS' EQUITY
     Preferred stock, Series B convertible, par value $.01;
        liquidation value $3,000,000,
        authorized 200,000 shares; 200,000 shares
        issued and outstanding                                 2,000           2,000
     Preferred stock, Series C convertible, par value $.01;
        liquidation value $10,802,185,
        authorized 670,000 shares; 613.935 shares
        issued and outstanding                                 6,439           6,439
     Preferred stock, Series D convertible, par value $.01;
        liquidation value $2,499,982,
        authorized 240,000 shares; 187,134 shares
        issued and outstanding                                 1,871           1,871
     Common stock, par value $.01; authorized
        43,890,000 shares, issued and outstanding
        11,042,983 and 8,322,229 shares, respectively        110,227         109,898
     Additional paid-in capital                           27,098,591      27,097,419
     Accumulated deficit                                 (22,595,109)    (21,190,663)
                                                        ------------    ------------
        TOTAL STOCKHOLDERS' EQUITY                         4,624,019       6,026,964
                                                        ------------    ------------
                                                        $ 10,782,547    $ 11,715,083
                                                        ============    ============


See Notes to Financial Statements



                        VISTA INFORMATION SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                             THREE MONTHS ENDED
                                                                 MARCH 31,
                                                            1996           1995
- - - -----------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                ($1,404,446)   ($  988,911)
Adjustments to reconcile net loss to net
 cash used in operating activities:
  Depreciation and amortization                           1,214,645        663,256
  Changes in current assets and liabilities, net of
   effect of acquisition of VISTA
   (Increase) decrease in:
     Accounts receivable - trade                            (10,896)       (93,777)
     Prepaid expenses & other assets                        (59,453)      (135,370)
   Increase (decrease) in:
     Trade accounts payable                                 323,230       (325,822)
     Accrued compensation and employee benefits            (139,571)        35,376
     Other current liabilities                             (114,382)       (15,379)
                                                        --------------------------
    NET CASH USED IN OPERATING ACTIVITIES                  (190,873)      (860,627)
                                                        --------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment and software                      (224,115)       (86,706)
  Additions to capitalized software development costs             0        (50,294)
  Decrease in other assets                                        0         29,546
                                                        --------------------------
    NET CASH USED IN INVESTING ACTIVITIES                  (224,115)      (107,454)
                                                        --------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Proceeds from long-term obligations                   236,244        (45,226)
  Proceeds from issuance of preferred stock                       0        874,986
 Increase (decrease) from note payable to bank              (35,113)          --
  Proceeds from ISO note payable                            200,000
  Proceeds from issuance of common stock                      1,500
                                                        --------------------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES               402,631        829,760
                                                        --------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            (12,357)      (138,321)
  Cash and cash equivalents at beginning of period           21,027        223,913
                                                        --------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $     8,670    $    85,592
                                                        ==========================




                        VISTA Information Solutions, Inc.

             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
                        THREE MONTHS ENDED MARCH 31, 1996
                                   (Unaudited)

- - - --------------------------------------------------------------------------------

1.  BASIS OF PRESENTATION

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, the interim financial statements include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for interim periods presented. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the operating results that will be achieved for the year. These statements should be read in conjunction with the Company's Annual Financial Report on Form 10-K for the year ended December 31, 1995.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis provides information that the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the financial statements and related notes thereto which appear elsewhere in this Report.

         The Company provides environmental risk information and address-based hazard and classification information to bankers, engineers, insurance companies and corporations throughout the United States. The Company, originally known as DataMap, Inc. ("DMI"), was founded in 1975 to develop geographic-demographic analysis tools for business ("GIS"). Supporting this business line, the Company has developed a proprietary service known as the Geographic Underwriting System ("GUS(R)") which delivers address-based hazard and classification information to property/casualty insurance underwriters. GUS provides insurance underwriters and loss control groups of insurance companies with on-line or batch access to a series of reports presenting specific classification and hazard information about the property to be insured. The Company's geo-demographic information databases, technological understanding and techniques of geographic information processing provide the basis for its current products. Additional insurance information layers can be easily added to the Company's current GUS service offering due to the application's modular design.

         On February 28, 1995, the Company acquired all the outstanding common stock of VISTA Environmental Information, Inc. ("VISTA Environmental") in exchange for newly issued common and preferred shares of the Company. The acquisition of VISTA Environmental expanded the Company's existing product line to include environmental risk information and significantly increased the marketing capability within the Company. VISTA Environmental provides address and name based environmental risk information about properties and companies in the United States to bankers, engineers and corporations. On May 23, 1995, the Company changed its name from DataMap, Inc. to "VISTA Information Solutions, Inc."

         In early 1996, the Company sold the assets relating to three product lines to Business Information Technology, Inc. ("BITI"). These product lines included the Company's: (i) compliance products for the banking and mortgage industry, known as Census Traks Plus ("CTP"); (ii) desktop marketing products, known as MarketPro ("MP"); and (iii) custom mapping services, known as the Service Bureau business. As part of the asset sale, VISTA also granted certain non-exclusive licenses to BITI for use of the VISTA mapping module Geocoder 2.0, the "DataMap" name (for a limited period of time) and ZIPR Extracts. The consideration provided to VISTA in connection with the sale includes various royalty payments on the products sold to BITI ranging from 5% to 25% of sales for a period of two years. Accordingly, as a result of this sale, substantially all of the Company's GIS revenue will be generated from the GUS product as of February 1, 1996.


RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1996 TO THE THREE MONTHS ENDED MARCH 31, 1995

Revenue

     Total revenues increased from $1,108,000 for the three months ended March 31, 1995, compared to $2,168,000 for the three months ended March 31, 1996. The increase in revenues was due primarily to the acquisition of VISTA Environmental on February 28, 1995. First quarter revenues for VISTA Environmental increased 10%, totaling $1,746,000 for the three month period ended March 31, 1995 compared to $1,921,000 for the three month period ended March 31, 1996. This was due to increases in volume offset by lower average prices. First quarter revenues for GIS decreased 42%, totaling $423,000 for the three month period ended March 31, 1995 compared to $247,000 for the three month period ended March 31, 1996. This decrease was due to the loss of revenue from certain product lines sold to BITI in February, 1996. Revenues for the GUS product increased by 91%, totaling $80,000 for the three month period ended March 31, 1995 compared to $153,000 for the three month period ended March 31, 1996. GUS product revenues have and are expected to increase in 1996 due to increased marketing efforts and the incorporation of an additional database layer for the GUS product which, as of the date of this report, was near completion. The forward looking information regarding 1996 GUS revenues will be influenced by the success of the Insurance Services Office's marketing and sales activities and the extent to which the Company's products are utilized by insurance companies currently under contract.

Gross Margin

    Gross margins increased from 64 percent of revenue for the three months ended March 31, 1995, to 74 percent of revenue for the three months ended March 31, 1996. First quarter gross margins for VISTA Environmental increased from 68 percent of revenue for the three month period ended March 31, 1995 compared to 74 percent of revenue for the three month period ended March 31, 1996. This increase was due reduced payroll costs as a result of advances in production technology. First quarter gross margins for GIS increased from 62 percent of revenue for the three month period ended March 31, 1995 compared to 70 percent of revenue for the three month period ended March 31, 1996. This increase was due to the sale of certain product lines (which generate lower gross margins than the GUS product) to BITI in February, 1996. Overall gross margins are expected to continue to increase as more automated production and delivery options are implemented and as some economies of scale are realized with higher revenues. This forward looking information will be influenced by the relative success of the Company's efforts in these areas as well as the degree of price competition in the market for the Company's products, the Company's product mix with regard to internally produced as opposed to externally purchased products and fluctuations in prices for such products.

Operating Expenses

    Operating expenses increased 73% from $1,669,000 for the three months ended March 31, 1995, to $2,882,000 for the three months ended March 31, 1996. First quarter operating expenses for VISTA Environmental decreased 6%, totaling $2,545,000 for the three month period ended March 31, 1995 compared to $2,401,000 for the three month period ended March 31, 1996. First quarter operating expenses for GIS decreased 25%, totaling $640,000 for the three month period ended March 31, 1995 compared to $481,000 for the three month period ended March 31, 1996. Operating expenses have decreased due to consolidation of various functions following the acquisition, offset in part by an increase in amortization charges related to the acquisition of VISTA Environmental. The Company expects to continue to realize the benefit of these overhead reductions, although this forward looking information will be impacted in the event of increases in revenues requiring additional overhead expenditures, increases in research and development costs in response to fluctuations in sales or market demands for additional or enhanced products, and any addition of management and administration personnel as the Company determines appropriate staffing levels following consolidation.

Interest Expense

    Interest expense was significantly higher in the first quarter of 1996 compared to 1995 due to increased borrowing and a higher interest rate on the receivables credit line. It is expected that interest costs will increase in 1996 with an increase in overall debt levels as a result of financing transactions discussed below. Factors influencing this forward looking information are the Company's ability to obtain additional debt financing and the timing of the conversion of the Company's outstanding convertible debentures into equity, if such conversion occurs at all.

    The Company had no taxable income and, accordingly, recorded no provision for income taxes during the quarter or the three months ended March 31, 1996 and 1995.

    The effect of inflation on the Company's results has not been significant.

LIQUIDITY AND CAPITAL RESOURCES

     The Company currently has negative cashflow from operations and has been dependent on the raising of capital to fund continuing operations. As of the April 30, 1996, the Company has raised a total of $2.5 million in new long term debt and retired approximately $892,000 under the factoring agreement with Silicon Valley Bank.

    Net cash used in operating activities for the three months ended March 31, 1996 was approximately $191,000 compared to $861,000 during the three months ended March 31, 1995. The decrease in net cash used was caused primarily by the increase in accounts payable of $323,000 for the first quarter of 1996 compared to a decrease of $326,000 in the first quarter of 1995.

     Net cash used in investing activities for the three months ended March 31, 1996 was approximately $224,000 compared to $107,000 for the three months ended March 31, 1995. The increase in cash used was due to an increase in purchases of computers and technological equipment. The Company anticipates additional investments in computer related equipment and software to exceed $500,000 for the remainder of 1996 subject to the availability of debt or lease financing.

    Net cash provided by financing activities was approximately $403,000 during the three months ended March 31, 1996, compared to $830,000 during the three months ended March 31, 1995. Equipment purchases financed through lease transactions and proceeds from the ISO loan discussed below were the primary sources of cash provided in the first quarter of 1996. Proceeds from the issuance of Series D Convertible Preferred Stock in connection with the acquisition of VISTA Environmental was the major component of the cash provided by financing activities in 1995.

     In 1995, the Company received $446,000 from the sales of 16% subordinated convertible debentures. The debentures automatically convert to common stock at $0.75 if they are not repaid by April 1, 1996. However, the Company defaulted on these obligations, as the required quarterly interest payments were not made. The Company remedied this default by offering the holders the option to either
(a) convert the debentures into Common Stock at a rate of $0.75 of principal balance to one share of Common Stock, or (b) extend the term of the debentures to March, 1997 with an option to convert the balance to common stock at 70 percent of the then market price of the Common Stock. One debenture holder elected to be repaid ($20,000 principal) and all other holders elected option
(b).

    The Company has outstanding $898,928 of convertible subordinated debentures assumed in the acquisition of VISTA Environmental. The debentures are convertible into Series C Preferred Stock ("Series C Preferred Stock") at a rate of $16.72 per share. At December 31, 1995, the debentures, including accrued interest, were convertible into approximately 63,000 shares of Series C Preferred Stock and were due in January 1996. In January 1996, the Company did not repay the debentures. As a result, under the terms of the debentures, the repayment date was extended to January 1997 and the debenture holders received, in aggregate, warrants for the purchase of 3,732 shares of Series C Preferred Stock at $16.72 per share.

    In February, 1996, the Company entered into an agreement with ISO for a loan, not to exceed $500,000. Advances commenced during the first week of February 1996 in increments of $25,000 to $50,000. The advances bear interest at a rate of 1 percent per month on any outstanding amounts, including interest. Repayment of the advance will be in monthly installments beginning July 1996. At ISO's option, the advance will be repaid by installments of either (i) payment, in cash, of 1/6 of the total amount owed plus interest due or (ii) by reducing future monthly GUS revenue payments by the amount due. The entire loan, however, must be repaid by December 31, 1996. As of March 31, 1996, $200,000 has been borrowed on this loan.

     On April 30, 1996, the Company entered into an agreement with the SIRROM Capital Corporation for a $2,500,000 loan in the form of a 13.5 percent, five year, interest only note with warrants to purchase 5 percent of the fully diluted Common Stock at an exercise price of $0.01 per share. This note is secured by the tangible and intangible assets of the Company. Proceeds have, and will continue to be used to retire amounts outstanding under the Company's factoring agreement, to pay down existing payables, purchase needed capital equipment and to provide working capital through 1996.

    As reflected in the cash flow statement, the Company's operations currently do not generate sufficient cash flows to meet the on-going cash needs of the Company. The Company believes that the new financing transactions discussed above will be sufficient to fund operations in 1996. Factors impacting this forward looking information are the levels of the Company's overall revenues and overhead expenses and changes in the Company's accounts receivable and accounts payable turnover. If revenues do not increase as anticipated, the Company may need to raise additional debt or equity financing to meet its operating capital needs. In addition, the Company may need to raise additional capital in the future to meet various strategic growth and research and development initiatives. There can be no assurance that the Company will be able to obtain any required additional funding on satisfactory terms, if at all. If the additional funding is not obtained, the Company will seek alternative sources of debt and/or equity financing and, to the extent necessary, will reduce overhead expenditures.



                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.


ITEM 2.  CHANGES IN SECURITIES

         None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   a)    Exhibits:

      The exhibits to this Annual Report on Form 10-K are listed in the Exhibit Index on page 14 of this Report.


   b)    Reports on Form 8-K.

         None



SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        VISTA INFORMATION SOLUTIONS, INC.
                                        (Registrant)



Date: May 13, 1996                      By  /s/ E. Stevens Hamilton
                                            E. Stevens Hamilton
                                            Chief Financial Officer
                                            (Principal Financial Officer)

Date: May 13, 1996                      By  /s/ Brian Dean Conn
                                            Brian Dean Conn
                                            Controller
                                            (Principal Accounting Officer)



                                  EXHIBIT INDEX


Exhibit
Number             Description                        Location

10.1               Loan documents for SIRROM
                   Capital Corporation

27                 Financial Data Schedule