Form 10-K/A
period 1995-12-31
VISTA INFORMATION SOLUTIONS INC
filed 1996-06-28
CIK 888793

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A




        AMENDMENT NO. 2 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1995


                          COMMISSION FILE NO.: 0-20312




                        VISTA INFORMATION SOLUTIONS, INC.
             (Exact name of registrant as specified in its charter)



            MINNESOTA                                         41-1293754
 (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                          Identification No.)

 5060 SHOREHAM PLACE, #300, SAN DIEGO, CA                        92122
 (Address of principal executive offices)                      (Zip code)

       Registrant's telephone number, including area code: (619) 450-6100

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.01 PAR VALUE




                                     PART II

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's Consolidated Financial Statements and Notes thereto, and the Report of its Independent Auditors thereon, are included in this Annual Report on Form 10-K on pages F-3 to F-21 and on page F-2 of this Report, respectively.





                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)  FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

         (1) FINANCIAL STATEMENTS OF REGISTRANT

         The following items are included in this Annual Report on Form 10-K (page numbers refer to pages in this Annual Report on Form 10-K):

         Consolidated Financial Statements                                                                     Page
         ---------------------------------                                                                     ----
          Index to Consolidated Financial Statements................................................            F-1
          Report of Independent Auditors............................................................            F-2
          Consolidated Statements of Operations.....................................................            F-3
          Consolidated Balance Sheets...............................................................     F-4 to F-5
          Consolidated Statements of Changes in Stockholders' Equity (Deficit)......................            F-6
          Consolidated Statements of Cash Flows ....................................................            F-7
          Notes to Consolidated Financial Statements................................................    F-8 to F-21

          (2)  FINANCIAL STATEMENT SCHEDULES OF REGISTRANT

          The following financial statement schedule and report of independent auditors thereon is included herein and should be read in conjunction with the financial statements referred to above (page numbers refer to pages in this Annual Report on Form 10-K):

          Report of Independent Auditors on Financial Statement Schedule............................           F-22

          Financial Statement Schedule:

          II - Valuation and Qualifying Accounts....................................................           F-23





         All other financial statement schedules are omitted because of the absence of the conditions under which they are required or because the information required is included in the financial statements or notes thereto.

         (3)  EXHIBITS.

         The exhibits to this Annual Report on Form 10-K are listed in the
Exhibit Index on pages E-1 to E-6 of this Report.

         A copy of any of the exhibits listed or referred to above will be furnished at a reasonable cost to any person who was a shareholder of the Company as of December 31, 1995, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to VISTA Information Solutions, Inc., 5060 Shoreham Place, #300, San Diego, CA 92122 (Attn. Chief Financial Officer).

         The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c):

         A. Employment Agreement of John L. Borowicz, effective May 10, 1990, as amended (incorporated by reference to the Company's Registration Statement on Form 10 (File No. 0-20312)).

         B. Employment Agreement of James E. Hovis, dated December 10, 1992 (incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1993 (File No. 0-20312)).

         C. 1990 Stock Option Plan, as amended (incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 33-73212)).

         D. Profit Sharing Plan (incorporated by reference to the Company's Registration Statement on Form 10 (File No. 0-20312)).

         E. 401(k) Plan (incorporated by reference to the Company's Registration Statement on Form 10 (File No. 0-20312)).

         F. 1995 Stock Incentive Plan (incorporated by reference to the Company's Annual Report on Form 10-K for the period ending December 31, 1995 (File No. 0-20312)).

         G. Employment Agreement with Thomas R. Gay dated February 28, 1995 (incorporated by reference to the Company's Annual Report on Form 10-K for the period ending December 31, 1994 (File No. 0-20312)).

         H. Employment Agreement with Anwar Bhimani dated March 14, 1994 (incorporated by reference to the Company's Annual Report on Form 10-K for the period ending December 31, 1994 (File No. 0-20312)).

         I. Letter Agreement relating to employment of Anwar Bhimani dated November 16, 1994 (incorporated by reference to the Company's Annual Report on Form 10-K for the period ending December 31, 1994 (File No. 0-20312)).

         J. Employment Agreement with Gary S. Mertz dated February 28, 1995 (incorporated by reference to the Company's Annual Report on Form 10-K for the period ending December 31, 1994 (File No. 0-20312)).

         K. VISTA 1993 Stock Option Plan (incorporated by reference to the Company's Annual Report on Form 10-K for the period ending December 31, 1995 (File No. 0-20323)).

(B)  REPORTS ON FORM 8-K.

         No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 31, 1995.

(C)  EXHIBITS.

         The response to this portion of Item 14 is included as a separate section of this Annual Report on Form 10-K.

(D)  FINANCIAL STATEMENT SCHEDULES.

         The response to this portion of Item 14 is included as a separate section of this Annual Report on Form 10-K.




                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        Page

Index to Consolidated Financial Statements                                  F-1

Report of Independent Auditors                                              F-2

Consolidated Statements of Operations                                       F-3

Consolidated Balance Sheets                                          F-4 to F-5

Consolidated Statements of Changes in Stockholders' Equity                  F-6
(Deficit)

Consolidated Statement of Cash Flows                                        F-7

Notes to Consolidated Financial Statements                          F-8 to F-21


                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
VISTA Information Solutions, Inc.
San Diego, California

We have audited the accompanying consolidated balance sheets of VISTA Information Solutions, Inc. as of December 31, 1995 and 1994, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the years ended December 31, 1995 and 1994, the six months ended December 31, 1993, and the year ended June 30, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VISTA Information Solutions, Inc. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years ended December 31, 1995 and 1994, the six months ended December 31, 1993, and the year ended June 30, 1993, in conformity with generally accepted accounting principles.

Our previous report on the 1995 financial statements, dated March 6, 1996, except for the second and third paragraphs of Note 15, as to which the date was April 10, 1996, included an explanatory paragraph that expressed substantial doubt about the Company's ability to continue as a going concern. As explained in Notes 5 and 15, the Company remedied a default under certain convertible debentures and received the proceeds of $2.5 million of debt financing. Due to these events, substantial doubt does not remain about the Company's ability to continue as a going concern.


                            McGLADREY & PULLEN, LLP

Bloomington, Minnesota
March 6, 1996, except for Note 2, the last paragraph of Note 5 and the second and third paragraphs of Note 15, as to which the date is April 30, 1996


                       VISTA INFORMATION SOLUTIONS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                             YEARS ENDED          SIX MONTHS ENDED    YEAR ENDED
                                                             DECEMBER 31             DECEMBER 31       JUNE 30
                                                    ----------------------------    ------------    ------------
                                                        1995            1994            1993            1993
                                                    ------------    ------------    ------------    ------------
REVENUES  (NOTES 14 AND 15)                         $  7,839,926    $    943,209    $    421,168    $    382,304

COST OF REVENUES                                       3,026,009         791,283         299,339         465,773
                                                    ------------    ------------    ------------    ------------
                GROSS MARGIN                           4,813,917         151,926         121,829         (83,469)

OPERATING EXPENSES
        Selling, general and administrative            6,650,431       2,233,724         755,653       1,757,678
        Research and development                       1,010,153       1,418,652         345,196         252,980
        Depreciation and amortization                  3,820,043         167,171          85,970         162,301
        Gain on settlement of litigation  (Note 7)          --              --              --          (169,462)
                                                    ------------    ------------    ------------    ------------
                OPERATING LOSS                        (6,666,710)     (3,667,621)     (1,064,990)     (2,086,966)

OTHER INCOME (EXPENSE):
        Interest income                                    8,079          56,179          25,597           9,096
        Interest expense                                (403,708)        (31,256)        (77,072)       (161,305)
        Other income  (Note 7)                            41,602          60,000            --              --
                                                    ------------    ------------    ------------    ------------
NET LOSS                                            ($ 7,020,737)   ($ 3,582,698)   ($ 1,116,465)   ($ 2,239,175)
                                                    ============    ============    ============    ============

NET LOSS PER SHARE                                  ($      0.67)   ($      0.44)   ($      0.17)   ($      0.39)
                                                    ============    ============    ============    ============
WEIGHTED AVERAGE COMMON
        SHARES OUTSTANDING                            10,542,734       8,222,306       7,142,635       5,680,818
                                                    ============    ============    ============    ============


See Notes to Consolidated Financial Statements







                        VISTA INFORMATION SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                DECEMBER 31
                                                       ----------------------------
ASSETS  (NOTES 3 AND 4)                                     1995            1994
                                                       ------------    ------------
CURRENT ASSETS:
     Cash and cash equivalents                         $     21,027    $    223,913
     Trade accounts receivable, less allowance
         for doubtful accounts of
        $248,500 and $1,500, respectively                 1,843,782          97,228
     Prepaid expenses                                        98,756          72,617
                                                       ------------    ------------
        TOTAL CURRENT ASSETS                              1,963,565         393,758

EQUIPMENT, FURNITURE AND SOFTWARE, AT COST  (NOTE 5)
     Equipment and furniture                              2,363,148       1,413,095
     Purchased software                                     109,751         102,551
                                                       ------------    ------------
                                                          2,472,899       1,515,646
     Less accumulated depreciation and amortization      (1,595,965)     (1,121,679)
                                                       ------------    ------------
        NET EQUIPMENT, FURNITURE AND SOFTWARE               876,934         393,967

CAPITALIZED SOFTWARE DEVELOPMENT COSTS,
     less accumulated amortization of
     $1,212,919 and $1,010,594, respectively                104,848         476,610

ACQUIRED TECHNOLOGY AND ENVIRONMENTAL DATABASES
     less accumulated amortization of $3,332,229          8,663,795            --

DEPOSITS                                                    105,941            --
                                                       ------------    ------------
                                                       $ 11,715,083    $  1,264,335
                                                       ============    ============


See Notes to Consolidated Financial Statements



                       VISTA INFORMATION SOLUTIONS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31
                                                            ----------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY                            1995            1994
                                                            ------------    ------------
CURRENT LIABILITIES:
  Note payable to bank (Note 4)                             $  1,111,790    $       --
  Current maturities of long-term obligations                    655,081           4,386
  Trade accounts payable                                       1,029,574         229,036
  Accrued development costs (Note 6)                             487,500         487,500
  Accrued compensation and employee benefits                     380,910          55,286
  Accrued interest                                               278,318            --
  Other current liabilities                                      120,007          63,102
                                                            ------------    ------------
    TOTAL CURRENT LIABILITIES                                  4,063,180         839,310

LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES (NOTE 5)        1,624,939           7,146

(COMMITMENTS AND CONTINGENCIES (NOTES 7 AND 8)

STOCKHOLDERS' EQUITY (NOTES 3, 5, 10 AND 11):
  Preferred stock, Series B convertible, par value $ 01;
    liquidation value $3,000,000,
    authorized 200,000 shares; 200,000 shares
    issued and outstanding                                         2,000           2,000
  Preferred stock, Series C convertible, par value $.01;
    liquidation value $10,765,305,
    authorized 670,000 shares; 643,935
    shares issued and outstanding                                  6,439            --
  Preferred stock, Series D convertible, par value $.01;
    liquidation value $2,499,982,
    authorized 240,000 shares; l87,134
    shares issued and outstanding                                  1,871            --
  Common stock, par value $ 01; authorized 43,890,000
    shares, issued and outstanding 10,989,777
    and 8,322,229 shares, respectively                           109,898          83,222
  Additional paid-in capital                                  27,097,419      14,502,583
  Accumulated deficit                                        (21,190,663)    (14,169,926)
                                                            ------------    ------------
    TOTAL STOCKHOLDERS' EQUITY                                 6,026,964         417,879
                                                            ------------    ------------
                                                            $ 11,715,083    $  1,264,335
                                                            ============    ============


See Notes to Consolidated Financial Statements




                        VISTA INFORMATION SOLUTIONS, INC.
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                              Preferred         Common       Additional
                                                Stock           Stock         Paid-in       Accumulated
                                              (Note 10)       (Note 10)       Capital         Deficit         Total
                                            ------------    ------------   ------------    ------------    ------------
BALANCE AT JUNE 30, 1992                    $        627    $     53,964   $  6,828,371    ($ 7,069,801)   ($   186,839)
Issuance of preferred stock for:
 Cash                                                350            --          350,092            --           350,442
 Payment of debt                                     150            --          149,408            --           149,558
 Dividend                                             63            --           62,637         (62,700)           --
Issuance of common stock for:
 Cash (net of $13,205 offering costs)               --               753        136,892            --           137,645
 Interest and services                              --               211         52,113            --            52,324
 Conversion of debentures                           --               109         10,791            --            10,900
 Payment of debt                                    --               267         53,183            --            53,450
 Under employment agreements                        --             1,958        343,834            --           345,792
Compensation element
 of stock options issued                            --              --          172,776            --           172,776
Net loss                                            --              --             --        (2,239,175)     (2,239,175)
                                            ------------    ------------   ------------    ------------    ------------
BALANCE AT JUNE 30, 1993                           1,190          57,262      8,160,097      (9,371,676)     (1,153,127)
Issuance of Series B preferred stock
 (net of $258,000 offering costs)                  2,000            --        2,740,000            --         2,742,000
Cash dividend on Series A preferred stock                                                       (99,087)        (99,087)
Conversion of Series A preferred stock            (1,190)          6,957         (5,767)           --              --
Issuance of common stock for:
 Cash (net of $108,941 offering costs)              --             9,333      1,281,726            --         1,291,059
 Conversion of deferred revenues (Note 6)           --             1,200        298,800            --           300,000
 Conversion of debentures                           --             1,376        136,224            --           137,600
 Cash conversion of credit guarantors               --               699        299,501            --           300,200
 Conversion of debt and accrued interest            --             2,082        310,168            --           312,250
 Exercise of incentive stock options                --                 7          1,784            --             1,791
Compensation element
 of stock options issued                                                         64,500            --            64,500
Net loss                                            --              --             --        (1,116,465)     (1,116,465)
                                            ------------    ------------   ------------    ------------    ------------
BALANCE AT DECEMBER 31, 1993                       2,000          78,916     13,287,033     (10,587,228)      2,780,721
Issuance of common stock for:
 Conversion of debentures (Note 9)                  --             3,650      1,091,350            --         1,095,000
 Exercise of incentive stock options                --               656        124,200            --           124,856
Net loss                                            --              --             --        (3,582,698)     (3,582,698)
                                            ------------    ------------   ------------    ------------    ------------
BALANCE AT DECEMBER 31, 1994                       2,000          83,222     14,502,583     (14,169,926)        417,879
Issuance of Series D preferred stock               1,871            --        2,498,122            --         2,499,993
Issuance of common and Series C preferred
 stock on acquisition of VEI(Note 3)               6,461          26,437     10,096,781            --        10,129,679
Exercise of incentive stock options                                   18            132            --               150
Conversion of Series C preferred stock               (22)            221           (199)           --              --
Net loss                                            --              --             --        (7,020,737)     (7,020,737)
                                            ------------    ------------   ------------    ------------    ------------
                                            $     10,310    $    109,898   $ 27,097,419    ($21,190,663)   $  6,026,964
                                            ============    ============   ============    ============    ============



See Notes to Consolidated Financial Statements


                        VISTA INFORMATION SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                          YEARS ENDED       SIX MONTHS ENDED   YEAR ENDED
                                                                          DECEMBER 31,         DECEMBER 31,     JUNE 30,
                                                                 --------------------------    -----------    -----------
                                                                     1995            1994          1993           1993
                                                                 -----------    -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                         ($7,020,737)   ($3,582,698)   ($1,116,465)   ($2,239,175)
Adjustments to reconcile net loss to net
  cash used in operating activities:
    Gain on settlement of litigation                                    --             --             --         (169,462)
    Other                                                             25,286        (60,000)          --             --
    Depreciation                                                     480,256        166,154         85,970        219,782
    Amortization                                                   3,749,363        452,813        185,153        273,983
    Compensation element of stock options issued                        --             --           64,500        172,776
    Issuance of common stock for certain expenses:
      Officers                                                          --             --             --          103,838
      Others                                                            --             --           12,250         52,324
    Changes in assets and liabilities,
       net of effects of acquisition of VEI:
       Accounts receivable - trade                                  (421,906)        33,190        (32,354)       (72,015)
       Receivable from stockholder                                      --             --             --          116,620
       Prepaid expenses and other assets                             114,580        (50,914)         7,289            805
       Trade accounts payable                                        142,055         65,171         90,746         (3,820)
       Accrued development costs                                        --          487,500           --             --
       Accrued compensation and employee benefits                    186,138        (44,104)       (26,195)       (68,368)
       Deferred revenues                                                --             --             --          300,000
       Other current liabilities                                     (60,859)       (31,992)        (3,551)        17,350
                                                                 -----------    -----------    -----------    -----------
      NET CASH USED IN OPERATING ACTIVITIES                       (2,805,824)    (2,564,880)      (732,657)    (1,295,361)
                                                                 -----------    -----------    -----------    -----------

    CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of equipment and software                           (261,028)      (162,027)      (194,729)      (119,218)
      Additions to capitalized software development costs            (42,814)      (120,689)      (153,032)      (225,577)
      Cash acquired on acquisition of VEI                             29,546           --             --             --
      Decrease in short-term investments                                --           80,000         95,000           --
                                                                 -----------    -----------    -----------    -----------
        NET CASH USED IN INVESTING ACTIVITIES                       (274,296)      (202,716)      (252,761)      (344,795)
                                                                 ===========    ===========    ===========    ===========
    CASH FLOWS FROM FINANCING ACTIVITIES:
      Net (repayments) borrowings under note payable to bank         390,493           --         (565,000)          --
      Proceeds from notes payable to officers and shareholders          --             --             --          300,000
      Payments on notes payable to officers and shareholders        (250,005)       (10,520)       (49,232)      (221,210)
      Payments on long-term obligations                             (208,425)       (11,428)       (21,244)       (97,881)
      Proceeds from issuance of preferred stock                    2,499,021        200,000      2,542,000        350,442
      Payment of dividends to preferred shareholders                    --             --          (99,087)          --
      Proceeds from issuance of common stock                             150        124,856      1,593,050        137,645
      Proceeds from issuance of debentures                           446,000           --          100,000      1,000,000
                                                                 -----------    -----------    -----------    -----------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                  2,877,234        302,908      3,500,487      1,468,996
                                                                 -----------    -----------    -----------    -----------
    INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (202,886)    (2,464,688)     2,515,069       (171,161)
      Cash and cash equivalents at beginning of period               223,913      2,688,601        173,532        344,692
                                                                 -----------    -----------    -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $    21,027    $   223,913    $ 2,688,601    $   173,531
                                                                 ===========    ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 AND NON-CASH INVESTING AND FINANCING ACTIVITIES:

       Cash paid during the period for interest                  $   221,380    $    78,332    $    79,422    $    83,160
       Deferred revenues converted into common stock                    --             --          300,000           --
       Note from stockholder converted into common stock                --             --          300,000        183,558
       Stock subscription receivable                                    --             --          200,000           --
       Convertible debentures converted into common stock               --        1,095,000        137,600         10,900
       Accounts payable converted to notes payable                   390,453           --             --             --


See Notes to Consolidated Financial Statements





                        VISTA INFORMATION SOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND SUMMARY OF SIGNIFICANT
   ACCOUNTING POLICIES

   BUSINESS - VISTA Information Solutions, Inc. (the "Company") is an information company that provides environmental risk information and address-based hazard and classification information to bankers, engineers, insurance companies and corporations throughout the United States.

   As discussed in Note 3, after the acquisition of VISTA Environmental Information, Inc. (VEI), the Board of Directors of the Company approved a change in the name for the Company from DataMap, Inc. to VISTA Information Solutions, Inc..

   PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of VISTA Information Solutions, Inc. and its wholly owned subsidiary, VISTA Environmental Information, Inc. (VEI). All significant intercompany accounts and transactions have been eliminated in consolidation.

   REVENUES - The Company recognizes revenue in the month in which product is shipped or in which information is transmitted to the customer. The Company extends credit to certain customers, located throughout the United States, generally on a net 30 basis.

   DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS - At December 31, 1995 the Company adopted Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments. The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

         Long-term obligations: The fair value of the Company's long-term obligations is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities with similar collateral requirements. At December 31, 1995 the fair value of the Company's long-term obligations approximated its current value.

   CASH AND CASH EQUIVALENTS - For purposes of reporting cash flows, cash and cash equivalents include cash on hand and any Treasury bills, commercial paper, and money market funds with an initial maturity of three months or less. The Company maintains its cash in bank deposits and certificates of deposit which, at times, exceeded federally insured limits. The Company has not experienced any losses on such accounts.

   DEPRECIATION AND AMORTIZATION - Depreciation and amortization are provided using the accelerated and the straight-line methods based on the estimated useful lives of individual assets over the following periods:

                                                                   Years
                                                                   -----
   Equipment and furniture                                          3-7
   Purchased software                                                 3
   Capitalized software development costs                             3
   Acquired technology and
       environmental databases                                        3




   The Company reviews its intangibles periodically to determine potential impairment by comparing the carrying value of the intangibles with estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future net cash flows be less than the carrying value, the Company would determine whether an impairment loss should be recognized. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the business. Fair value will be determined based on appraised market value. To date, management has determined that no impairment of intangibles exists.

   CAPITALIZED SOFTWARE DEVELOPMENT COSTS - Software development costs incurred after the establishment of the software's technological feasibility are capitalized. The establishment of technological feasibility and the on-going assessment of recovery of capitalized software costs requires considerable judgment by management with respect to certain factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life and changes in software and hardware technologies. Capitalization ceases when the software is available for general release to customers at which time amortization of the capitalized costs begin. These costs are being amortized using the straight-line method over three years. The recoverability of capitalized software costs is periodically evaluated by management and provisions for estimated losses, if any, are recorded in the period such losses are determined.

   INCOME TAXES - Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

   RESEARCH AND DEVELOPMENT COSTS - Research and development costs are charged to expense as incurred. The Company is involved in activities which include continual development of new products and improving existing products.

   ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

   ACCOUNTING PRONOUNCEMENTS - In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation. SFAS 123 establishes financial accounting and reporting standards for stock-based compensation plans. SFAS 123 encourages the adoption of a fair value based method of accounting for stock-based compensation plans, but also allows entities to continue to measure compensation cost using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. Entities electing to remain with the accounting in Opinion No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method had been applied.

   SFAS 123 is effective for the year ending December 31, 1996. The Company has decided to continue to measure compensation cost using APB Opinion No. 25, but will provide the pro forma disclosures required under SFAS 123.

   LOSS PER SHARE - The loss per common share data was computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Common stock equivalents, consisting of options, warrants and convertible securities, are not included in the calculation as their effect is anti-dilutive.

   RECLASSIFICATIONS - Certain reclassifications have been made to the financial statements for the periods ended December 31, 1994 and 1993 and June 30, 1993 in order to conform to the presentation used for the year ended December 31, 1995. These reclassifications had no effect on net loss or stockholders' equity as previously reported.

   CHANGE IN YEAR END - Subsequent to its fiscal year ended June 30, 1993, and beginning with December 31, 1993, the Company changed its year end to December 31. For transition period comparability, the unaudited revenues, gross deficit, net loss and net loss per share for the six months ended December 31, 1992 were approximately $117,000, $113,000, $1,199,000 and
   $0.21, respectively. This information, as well as the unaudited pro forma statements in Note 3, include all adjustments (consisting of normal, recurring accruals) necessary for a fair presentation off the results for the periods presented.

2. CORPORATE LIQUIDITY

   The financial statements have been prepared on a going-concern basis that contemplates the recoverability of assets and the satisfaction of liabilities in the ordinary course of business. The Company has incurred a loss of $7,020,737 for the year ended December 31, 1995, has an accumulated deficit of $21,190,663 and has negative working capital of $2,099,615.

   Management of the Company believes that the Company's liquidity is dependent upon raising adequate capital to fund the operations of the Company until it becomes profitable. In that regard, subsequent to year end, the Company obtained a $500,000 loan from ISO (See Note 6), obtained a $170,000 bridge loan (See Note 15) and obtained $2,500,000 of senior debentures (See Note
   15). The Company believes that the capital received from ISO, the bridge loan and the $2,500,000 debentures, along with anticipated revenue increases and overhead reductions, will provide adequate liquidity to fund 1996 operations.

3. ACQUISITION OF VISTA ENVIRONMENTAL INFORMATION, INC.

   On February 28, 1995, the Company acquired all the outstanding stock of VISTA Environmental Information, Inc. (VEI) in exchange for newly issued common and preferred shares of the Company. Under the terms of the agreement, the shareholders of VEI received 2,643,694 shares of common stock and 646,141 shares of Series C preferred stock, which are convertible into an aggregate of 6,461,410 shares of common stock. Option and warrant holders of VEI were issued options and warrants to purchase approximately 1,500,000 common equivalent shares of the Company, at prices ranging from $0.04 to $2.51, in replacement of their VEI options and warrants at exercise prices equal to the pre-merger exercise price adjusted for the conversion ratio.

   The merger was structured based on the companies having equal value. Before the merger, the Company (DataMap) and VEI had common and common equivalents shares, consisting of convertible preferred stock, options and warrants, of approximately 12,716,000 and 17,594,000 respectively. For purposes of the conversion, only options and warrants for both companies with exercise prices below an agreed upon price of $2 were considered. As a result, the Company issued approximately 10,600,000 common and common equivalent shares as described above, resulting in the former VEI shareholders owning 50% of the combined company. However, as a condition to the closing of the merger, DataMap was required to obtain additional financing of at least $1,500,000. As a result, DataMap sold 112,280 shares of Series D preferred stock for $1,500,000, convertible into 1,122,800 shares of common stock (See Note 10), 93,563 shares were sold to DataMap's current preferred shareholders and 18,713 shares were sold to VEI preferred shareholders. Taking into account this transaction, the DataMap shareholder group owned approximately 52% of the combined company. Due to this voting control and other considerations, DataMap was determined to be the accounting acquiror.

   The acquisition has been accounted for as a purchase, and accordingly, the operating results of VEI have been included in the operating results of the Company from the date of acquisition. The total purchase price is calculated as follows:

         Fair value of common stock issued                          $ 2,590,820
         Fair value of preferred stock issued                         6,332,182
         Fair value of options and warrants issued                    1,207,650
         Cash payments for fractional shares                               (973)
                                                                    -----------
                  Total fair value of securities issued              10,129,679
                  Excess liabilities assumed, including
                      direct merger costs of $276,000 (a)             1,866,345
                                                                    -----------
                  Total purchase price, allocated to acquired
                      technology and environmental databases        $11,996,024
                                                                    ===========

   (a) The excess liabilities assumed consisted of current assets of approximately $1,470,000, long-term assets of $861,000, current liabilities of $3,179,000 and long-term liabilities of $742,000.

   The Company valued the securities issued at $.98, which represents a 30% discount from the market price of the Company's common stock on the acquisition date. The Company had originally anticipated a portion of the purchase price be allocated to purchased research and development. The finalization of the purchase price allocation resulted in no significant value assigned to purchased research and development and accordingly, the amortization decreased by approximately $854,000 in the fourth quarter.

   The following statements of operations, prepared on a pro forma basis for the years ended December 31, 1995 and 1994 presents the results of operations of the Company and VEI as if the acquisition had occurred on January 1, 1995 and 1994, respectively. Annual amortization charges of $3,998,675 are included in the pro forma statements of operations, reflecting the amortization of intangibles from the write up of the assets of VEI. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had taken place on January 1, 1995 and 1994, respectively. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

                 PRO FORMA STATEMENTS OF OPERATIONS (UNAUDITED)

                                            December 31
                                        1995           1994
                                   ------------    ------------
    Revenues                       $  8,900,955    $  8,296,558
                                   ------------    ------------
    Gross margin                      5,274,033       4,846,147
                                   ------------    ------------
    Operating loss                   (7,572,860)     (9,018,276)
    Other income (expense)             (405,075)       (158,091)
                                   ------------    ------------
    Net loss                       ($ 7,977,935)   ($ 9,176,367)
                                   ============    ============
    Pro forma net loss per share   ($       .73)   ($      0.84)
    Pro forma weighted average
    common shares outstanding        10,970,071      10,866,000

4.  NOTE PAYABLE TO BANK

   The Company has a factoring agreement with a financial institution expiring in June, 1996. Transactions under the agreement are not treated as a sale of receivables due to the existence of repurchase obligations. The borrowings under this arrangement are collateralized by all the assets of VEI. The borrowing arrangement allows the Company to borrow up to 80% of eligible receivables up to a maximum of $1,562,500. Outstanding amounts bear interest at the rate of 1.75% per month of all receivables used in the borrowing base. There are additional administrative fees of 1% per month charged by the lender based on the value of the receivables submitted for borrowing. Subsequent to year end, the agreement was modified to lower the interest rate to 1.65% per month.

5. LONG-TERM OBLIGATIONS

   Long-term obligations consisted of the following:

                                                      December 31
                                                   1995         1994
                                                ----------   ----------
    Convertible subordinated debentures -
    Interest at prime plus 2.5%,
    due January 1997, unsecured (a)             $  898,928         --

    Convertible subordinated debentures -
    Interest only at 16%, due quarterly,
    unsecured (b)                                  446,000         --

    Note payable to vendor - 10.25%, due
    in monthly installments of $36,151,
    commencing April 1996, including
    interest, to March 1997, unsecured             390,453         --

    Leases - 7.69%-20.25%, due in monthly
    installments of $173 to $5,899, including
    interest, to September 2000,
    secured by equipment                           544,639       11,532
                                                ----------   ----------
                                                $2,280,020   $   11,532
    Less current maturities                        655,081        4,386
                                                ----------   ----------
                                                $1,624,939   $    7,146
                                                ==========   ==========


   (a) The debentures are convertible into Series C preferred stock at a rate of $16.72 per share. At December 31, 1995, the debentures, including accrued interest, were convertible into approximately 63,000 shares of Series C preferred stock. The debentures are due each January. If the Company does not elect to repay the amount outstanding, the holder then has the option to either convert the entire amount into Series C preferred stock or extend the debenture for one year and receive additional warrants. In January 1996, the Company did not repay the debentures. As a result, the holders elected to extend the debentures to January 1997 and received warrants for the purchase of 3,732 shares of Series C preferred stock at $16.72 per share. (See Note 11 for cumulative warrants issued in connection with these debentures.)

   (b) In connection with these debentures, the Company issued warrants to purchase 246,137 shares of Common Stock at $0.906 per share (See Note 11). The debentures automatically convert into common stock at $0.75 per share if they are not repaid by April 1, 1996. However, the Company was in default under these obligations, as the quarterly interest payments had not been made. The Company remedied this default by offering the holders the option to either (i) automatically convert at $.75 per share (ii)extend the debentures to March, 1997 under the same terms with an option to convert the balance to common stock at 70% of the then fair market value or (iii) be repaid. One debenture holder elected to be repaid ($20,000 principal) and all other holders elected options (i) or (ii).

   The annual maturities of long-term obligations, including capital leases, as of December 31, 1995 were as follows:

                  1996                                      $   655,081
                  1997                                        1,551,646
                  1998                                           53,255
                  1999                                           12,114
                  2000                                            7,924
                                                            -----------
                                                             $2,280,020

6. ISO AGREEMENT

   In October 1992, the Company and Insurance Services Office, Inc. (ISO), an association of 1,500 participating insurance companies which collectively write 80% of all property and casualty insurance in the U.S., signed a 15 year mutually exclusive contract to offer a national system to electronically provide geographically - based information to insurers. The Geographic Underwriting System (GUS(R)) project links the Company's proprietary GIS technology with ISO's insurance underwriting (some of which is proprietary), as well as with information from selected third party information providers. Under the provisions of the agreement, the Company will provide its GUS(R) software and support and ISO will provide sales, marketing, billing and maintenance of the communications network to the GUS(R) users. The Company and ISO generally share project revenues equally, net of any payments to third party information providers. The Company's share of revenues under this agreement were $354,614 and $221,056 for the years ended December 31, 1995 and 1994, respectively, $143,293 for the six months ended December 31, 1993 and $34,731 for the year ended June 30, 1993.

   In January of 1994, under the terms of an addendum to the agreement, both parties agreed to develop a national public protection underwriting data ("PPC") layer for the GUS(R) project. Under terms of this agreement, if qualified expenses of one party exceeds that of the other ("qualified expense differential"), the Company with the higher qualified expense differential will be entitled to reimbursement for 50% of such differential from incremental revenues generated by this project. In addition, the agreement specifies that qualified expenses for ISO would not exceed $1.8 million while the qualified expenses for the Company could not exceed $825,000. The agreement contemplates that ISO will be the party entitled to the reimbursement, which will be paid (at ISO's option) by either (1) ISO receiving 75% of the Company's monthly share of PPC related revenues, commencing in the month following the month the project is completed, until the amount is paid, or (2) shares of the Company's Common Stock at the then market price of the stock. This development is expected to be completed in 1996. During the year ended December 31, 1994, the Company expensed the maximum of $487,500 for development costs due to ISO under this agreement. This amount remains accrued as of December 31, 1995.

   Subsequent to year end, the Company entered into an agreement with ISO for a loan, not to exceed $500,000. Advances commenced during the first week of February, 1996 in increments of $25,000 to $50,000. The advance will bear interest at a rate of 1% per month on any outstanding amounts, including interest. Repayment of the advance will be in monthly installments beginning July 1996. At ISO's option the advance will be repaid by installments of either (1) 1/6 of the total amount owed plus interest due or (2) reducing future monthly GUS(R) revenue payments by the amount due, however, the entire loan must be repaid by December 31, 1996.

   During fiscal year ended June 30, 1993, the Company received a $300,000 advance from ISO to complete the development of the GUS(R) service on a national level. At ISO's option, the amount could be repaid by either (1) reducing future monthly GUS(R) revenue payments by 10% until the amount was repaid or (2) by the Company issuing 120,000 shares of common stock valued at $2.50 per share, which was the fair market value of the stock at the date the agreement was signed. In September 1993, ISO elected to receive the 120,000 shares of common stock in settlement of this amount.

7. LEASE COMMITMENTS

   The Company leases furniture and equipment under leases that meet the criteria for capital lease classification. The Company also leases its operating facilities under non-cancelable operating leases. The facility leases require the payment of taxes, maintenance, utilities and insurance. Leased assets included in the balance sheets are as follows:

                                         December 31
                                      1995       1994
                                    --------   --------
    Equipment and furniture         $580,099   $ 20,776
    Less accumulated amortization    245,306     15,191
                                    --------   --------
         Net leased assets          $334,793   $  5,585
                                    ========   ========

   Future minimum lease payments under capital leases and noncancelable operating leases consisted of the following at December 31, 1995:

                                               Capital        Operating
                                               Leases          Leases
                                               ------          ------
   Year ending December 31
   -----------------------
   1996                                        $395,142      $  389,794
   1997                                         164,450         356,037
   1998                                          58,124          38,128
   1999                                          13,389          38,128
   2000                                           8,215          34,951
                                             ----------      ----------
   Total minimum lease payments                 639,320      $  857,038
                                                             ==========
   Less amounts representing interest            94,681
                                             ----------
   Present value of net minimum
        lease payments                       $  544,639
                                             ==========

   In September 1990, the Company negotiated a release from its previous lease for office space. The release was negotiated with the mortgagor of the building that succeeded to the rights of the original property owner. Under the terms of its previous office lease, the Company received $200,000 in cash and six months free rent from the landlord. An unamortized unearned rent rebate of $169,462 at June 30, 1992, remained recorded due to a lawsuit filed against the Company for rent and other damages on September 20, 1991. This lawsuit was filed by a company which, as a result of a bankruptcy proceeding, succeeded to the rights and interests of the Company's former landlord. The lawsuit was dismissed, with prejudice, during fiscal year ended June 30, 1993 in the Company's favor, with the related balance of the unearned rent rebate taken into income.

   Total rent expense under operating leases for the year ended December 31, 1995 and 1994, the six months ended December 31, 1993 and the year ended June 30, 1993 totaled approximately $517,000, $127,000, $64,000, and $127,000, respectively

   OTHER INCOME - A disputed liability of $60,000 relating to a lease agreement that the Company had accrued in an earlier year was reversed in 1994, as the likelihood of any cash outlay is remote.

8. RELATED PARTY TRANSACTIONS

   The Company entered into an employment agreement with the founder of the Company, who is also a former Chairman of the Board. Under the terms of the agreement he is considered an employee in an advisory capacity and received $56,000 annually through 1995.

   The Company, under terms of an agreement with a corporation controlled by a director of the Company, paid $96,000 annually to the corporation during the fiscal year ended June 30, 1993 for the services of this director to serve as the Company's Chief Executive Officer and Chairman of the Board. In addition, the corporation was issued 191,791 shares valued at $331,292 during fiscal year ended June 30, 1993, for services rendered pursuant to the agreement. No additional payments were made under this agreement.

9. CONVERTIBLE SUBORDINATED DEBENTURES

In February 1994, the Company offered the holders of the $1.1 million, 11-1/4% Convertible Subordinated Debentures ("Debentures") the opportunity to elect to convert their Debentures into the Company's common stock. As an incentive to convert, the Company offered certain registration rights to the Debenture holders if they notified the Company of their irrevocable election to convert by March 15, 1994. Under its terms, the face amount of the Debentures were convertible into the Company's common stock at a conversion rate of $3.00 per share. A total of 303,330 shares of Common Stock was issued in exchange for $910,000 of Debentures in March of 1994. On June 7, 1994, the registration statement relating to the registration of these shares upon resale became effective. In May 1994, the Company issued a mandatory redemption notice for the remaining debentures outstanding of $190,000, resulting in $185,000 being converted into 61,665 shares of Common Stock. The remaining $5,000 debenture was redeemed for cash.

10. STOCKHOLDERS' EQUITY (DEFICIT)

   PRIVATE PLACEMENTS - In August 1993, the Company sold 933,333 shares of restricted common stock for $1,400,000. In September 1993, the Company signed a purchase agreement with an institutional investor to sell an aggregate of 200,000 shares of Series B convertible Preferred stock for $15.00 per share, discussed below. A commission of $264,000, representing 6% of the gross proceeds, plus warrants for the purchase of 29,333 shares of the Company's common stock at $1.50 per share was paid to an investment banker for assisting in these transactions (See Note 11).

   PREFERRED STOCK - The Board of Directors is authorized to issue preferred stock or other senior securities and determine the series and number of preferred shares to be issued and any related designations, powers, preferences, rights, qualifications, limitations or restrictions.

   SERIES A PREFERRED STOCK - During fiscal 1990, the Board of Directors authorized the issuance of up to 500,000 shares of Series A cumulative convertible preferred stock of par value $.0l for $10 per share. From fiscal 1990 to 1992, the Company sold 107,000 shares for total proceeds of $1,070,000. The holders of the Series A Preferred stock were entitled to a dividend in 1991 and 1992 of one additional share of preferred stock for each ten shares held and a cash dividend of $.80 per share for each year after 1992. In September 1993, in conjunction with the issuance of the Series B preferred stock, discussed below, the Series A cumulative preferred stock was converted into 695,731 shares of the Company's common stock. The Company paid cash dividends of $99,087 in September 1993 to the holders of the Series A Preferred Stock. During 1995, the Board eliminated the designation and authorization of the Series A Preferred Stock.

   SERIES B PREFERRED STOCK - In September, 1993, the Board of Directors authorized the issuance of up to 200,000 shares of Series B preferred stock of par value $.01 par value for $15 per share. The stock has a liquidation preference of $15.00 per share and is convertible at any time at the holder's option into ten shares of the Company's common stock, subject to certain anti-dilution provisions. In September, 1993, the Company entered into a purchase agreement with an institutional investor and privately sold 150,000 shares of Series B convertible Preferred stock for $15.00 per share. The Company received $2,250,000 in cash and a commitment for the purchase of an additional 50,000 shares for $750,000, of which $550,000 was received in 1993 and $200,000 was received in 1994. Among other terms, the purchase agreement includes provisions for options to purchase 375,000 of the Company's common stock at prices ranging from $3.00 to $4.30 per share (See Note 11), subject to adjustment, and the right to designate one nominee for a seat on the Board of Directors. The Series B Preferred stock has a number of restrictive covenants including requiring prior approval by the Company of the preferred stockholders for an increase in the size of the Board of Directors and before entering into any merger, joint venture, or distribution agreement.

   SERIES C PREFERRED STOCK - Under the terms of the acquisition of VEI, the Company issued 646,141 shares of Series C preferred stock, which are convertible into an aggregate of 6,461,410 shares of the Company's common stock. The Series C Preferred Stockholders are entitled to a liquidation preference of $16.718 per share and are entitled to elect two directors of the Company. In addition, the Series C Preferred Stockholders have other rights and preferences including the requirement of an affirmative vote of the holders of a majority of the outstanding shares of the Series C Preferred Stockholders to amend the Articles of Incorporation or the Bylaws of the combined company or increase the size of the Board of directors. During 1995, 2,206 shares of the Series C preferred stock were converted into 22,060 shares of Common Stock.

   SERIES D PREFERRED STOCK - During 1995, the Company sold for approximately $2,500,000, 187,134 shares of Series D Preferred Stock to certain holders of Series C and Series B Preferred Stock, in a private placement. Each share of the Series D Preferred Stock is convertible into 10 shares of the Company's Common Stock. The Series D Preferred Stock has a liquidation preference of $13.36 per share and other rights and preferences similar to the Series B and Series C Preferred Stock except that Series D Preferred Stockholders do not have the right to designate a director, but instead vote, on an as-if-converted basis, along with the holders of Common Stock in the election of directors of the Company

   CONVERSION OF OBLIGATIONS - In September 1993, aggregate obligations of $600,000 was converted into common stock of the Company. Deferred revenues (see Note 6) of $300,000 were converted into 120,000 shares of common stock. In addition, a note payable of $300,000 (plus accrued interest of $12,250) to a stockholder was converted into 208,167 shares of common stock. Also, during the six months ended December 31, 1993, the remaining balance of $137,600 from a $400,000 debenture issuance in 1989 was converted into 137,600 shares of common stock.

11. STOCK OPTIONS AND INCENTIVE PLANS

   The Company has a 1990 Stock Option Plan that reserved 15% of the outstanding common stock for issuance. At March 15, 1996, 933,192 shares had been issued under the Plan. With the approval of the 1995 Stock Incentive Plan (see below), there will be no further grants under the 1990 Plan.

   In connection with the acquisition of VEI, the Company assumed VEI's 1993 Stock Option Plan. At March 15, 1995, options for 1,309,713 had been issued under the Plan. With the approval of the 1995 Stock Incentive Plan (see below), there will be no further grants under the 1993 Plan.

   On March 15, 1995 the Board approved the Company's 1995 Stock Incentive Plan. The Plan reserves a maximum of 3,000,000 shares for issuance.

   Awards granted under the plans are exercisable over a period determined at the time of grant, not to exceed ten years. The types of awards issuable under the 1995 Plan are incentive options, non-qualified options, restricted stock awards, performance units and stock appreciation rights. Incentive options under the Plan are granted at an exercise price of not less than 100% of the fair market value at the date of grant and vest over a period of one to three years. Non-qualified options may be granted at exercise prices not less than 85% of market value at the date of grant, with vesting determined at the time of grant. Incentive options must be granted with exercises prices equal to the fair market value on the date of grant, except that incentive options granted to persons owning stock possessing more than 10% of the total combined voting power of all classes of stock of the Company may not be granted at less that 110% of the fair market value on the date of grant.

   The 1995 Plan provides for an annual automatic grant of 10,000 non-qualified options to non-employee members of the Board of Directors. A summary of the stock option activity under the plans is as follows:


                                Options     Price Range
                              Outstanding    Per Share
                              -----------    ---------
    Outstanding at 6/30/92       580,160    $1.50-$3.85
    Granted                      224,970    $2.00-$4.25
    Expired/Surrendered           (6,338)   $2.38-$3.50
                               ---------
    Outstanding at 6/30/93       798,792    $1.50-$4.25
    Granted                       26,500    $2.00-$5.25
    Exercised                       (684)   $2.38-$3.00
    Expired/Surrendered          (31,466)   $2.38-$3.38
                               ---------
    Outstanding at 12/31/93      793,142    $1.50-$5.25
    Granted                      144,550    $4.13-$5.69
    Exercised                    (65,667)   $1.50-$2.38
    Expired/Surrendered           (8,833)   $2.38-$4.13
                               ---------
    Outstanding at 12/31/94      863,192    $1.50-$5.69
    Granted                    1,809,713    $.042-$1.82
    Exercised                     (1,794)   $      .084
    Expired/Surrendered         (487,058)   $.042-$5.00
                               ---------
    Outstanding at 12/31/95    2,184,053    $.042-$5.69
                               =========

   Of the options granted during the year ended December 31, 1995, 1,309,713 were assumed in conjunction with the merger with VEI (see Note 3).

   At December 31, 1995, options granted pursuant to the Plan for the purchase of 1,610,834 shares of common stock were exercisable.

   In addition, the Company has granted options and warrants for the purchase of common stock outside of the plans to officers, directors, consultants and certain debt and equity holders as follows (including all options and warrants to purchase common stock discussed in Notes 5 and 10):

                              Options and
                                Warrants    Price Range
                              Outstanding    Per Share
                              -----------    ---------
    Outstanding at 6/30/92       846,600    $1.50-$4.00
    Granted                      280,000    $2.00-$4.00
                               ---------
    Outstanding at 6/30/93     1,126,600    $1.50-$4.00
    Granted                      404,333    $1.50-$4.20
                               ---------
    Outstanding at 12/31/93    1,530,933    $2.00-$4.30
                               ---------
    Outstanding at 12/31/94    1,530,933    $2.00-$4.30
    Granted                      246,137    $      0.91
    Expired/Surrendered          (38,100)   $      1.50
                               ---------
    Outstanding at 13/31/95    1,738,970    $0.91-$4.30
                               =========

   At December 31, 1995, options and warrants outside of the Plans for the purchase of 1,652,071 shares of common stock were exercisable.

   In conjunction with current and prior extensions of the $898,928 of Convertible Subordinated Debentures, the holders have received warrants for the purchase of 25,374 shares of Series C preferred stock at $16.718 per share (See Note 5).

   For the six months ended December 31, 1993 and the year ended June 30, 1993, the Company recorded compensation expense of $64,500 and $172,776, respectively, consisting of the excess of the fair market value over the exercise price of stock option grants, pursuant to bonus provisions in key employment agreements. No compensation expense was recorded from stock option grants during the years ended December 31, 1995 and 1994.

12. INCOME TAXES

   As of December 31, 1995, the Company has net operating loss carryforwards for federal income tax purposes of approximately $21,865,200 available to offset future taxable income, which include carryforwards from VEI. In addition, the Company has investment tax and research credit carryforwards of approximately $99,100. Future utilization of these loss credit carryforwards are subject to certain limitations under provisions of the Internal Revenue Code including limitations subject to ss.382, which relates to a 50% change in control over a three year period, and are further dependent upon the Company attaining profitable operations. Shares issued to acquire VEI (Note 3) and shares issued in previous private placement transactions, have caused the Company to exceed the 50% change in control threshold. This will subject the Company to annual net operating loss and credit carryforward limitations in the future and may result in the expiration of a portion of these carryforwards before they can be utilized. In addition, the net operating losses generated by VEI before the merger can only be used of offset future VEI income.

   A reconciliation of the effective tax rates with the federal statutory rate is as follows:

                                                                              Six months
                                                                                ended          Year
                                                 Year ended December 31        June 30         ended
                                               --------------------------    -----------      June 30
                                                   1995           1994          1993           1993
                                               -----------    -----------    -----------    -----------
    Income taxes at statutory rate             ($2,457,300)   ($1,218,100)     ($380,000)     ($761,000)
    Change in valuation allowance, net
        of temporary differences acquired in
        acquisition of VEI in 1995               1,508,700      1,467,000        447,000           --
    Operating loss benefit not recognized             --             --             --          895,000
    State taxes                                   (396,000)      (245,300)       (67,000)      (134,000)
    Permanent differences                        1,344,600         (3,600)          --             --
                                               -----------    -----------    -----------    -----------

                                               $         0    $         0    $         0    $         0
                                               ===========    ===========    ===========    ===========

   The tax effect of temporary differences consisted of the following:

                                                          December 31
                                                   --------------------------
                                                      1995            1994
                                                   -----------    -----------
    Net operating loss carryforwards               $ 8,746,100    $ 4,705,100
    Accrued development costs                          195,000        195,000
    Compensation element of stock options issued        94,900         94,900
    Accrued payroll                                     94,800           --
    Allowance for doubtful accounts                     98,800           --
    Tax credit carryforwards                            99,100         99,100
    Depreciation & amortization                         30,400           --
    Deferred rent                                      (21,600)          --
                                                   -----------    -----------
    Gross deferred tax assets                        9,337,500      5,094,100
    Less valuation allowance                         9,337,500      5,094,100
                                                   -----------    -----------
    Net deferred tax asset                         $         0    $         0
                                                   ===========    ===========

   As of December 31, 1995, the Company has net operating loss carryforwards for federal income tax purposes expiring as follows:

        Year ending December 31,
        ------------------------
                  1998                                $188,200
                  1999                                 119,500
                  2000                                  38,600
                  2001                                  35,600
                  2002                                  42,100
                  2003                                 438,600
                  2004                               1,385,800
                  2005                               1,378,000
                  2006                               3,852,300
                  2007                               3,460,500
                  2008                               2,562,400
                  2009                               4,533,700
                  2010                               3,829,900

13. 401(K) AND PROFIT SHARING PLAN

   Effective January 1, 1992 the Board of Directors adopted a 401(k) Plan ("the Plan") for its employees. Under the terms of the Plan, a participant may contribute, on a pre-tax basis, up to twenty percent (20%) of compensation, subject to IRS limitations. The Company may contribute to the Plan on behalf of each participant. The Company's contribution is discretionary and depends on the Company's profits and performance during the year.

   At the same time, the Board of Directors adopted a Profit Sharing Plan for its employees. The Company's contribution is discretionary and depends on the Company's profits and performance during the year.

   There were no contributions made by the Company to these Plans during the years ended December 31, 1995 and 1994, the six months ended December 31, 1993 and the year ended June 30, 1993.

14. SIGNIFICANT CUSTOMERS

   Sales through one distributor amounted to 24%, 24% and 15% during the year ended December 31, 1994, the six months ended December 31, 1993 and the year ended June 30, 1993, respectively.

15.  SUBSEQUENT EVENTS

   On February 1, 1996, the Company sold and licensed certain of the Company's software and service bureau products to a former officer of the Company. The purchase price is contingent and consists of royalty payments ranging from 5% to 25% on sales of related products for two years, commencing on February 1, 1996, with no minimum or maximum amounts. Revenues related to these products sold and licensed were $875,100, $722,200, $277,900, and $347,600 for the years ended December 31, 1995 and 1994, the six months ended December 31, 1993 and the year ended June 30, 1993, respectively. The net book value of the assets sold were not significant.

   On April 30, 1996, the Company received the proceeds of $2,500,000 million of senior debentures. The debentures will require interest only payments of 13.5% to April, 2001, when they are due. The debentures are secured by all Company assets. In addition, the debenture holder was issued warrants to purchase 1,247,582 shares of common stock at $0.01 per share. Proceeds from this transaction are anticipated to be used to retire the note payable to bank, to purchase capital equipment and for working capital.

   The Company is in the process of raising $200,000 in Senior Subordinated Promissory Notes. The notes would be due September, 1996, will bear interest at 16% and will have initial common stock warrant coverage of 50%, using an exercise price of 70% of the fair market value of the common stock 21 days prior to funding. The warrant coverage increases 3% per week so long as the notes remain outstanding, up to a maximum of 125%. As of April 30, 1996 $170,000 has been received by the Company.


                     REPORT ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
VISTA Information Solutions, Inc.
San Diego, California

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The consolidated supplemental schedule II, valuation and qualifying accounts, is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

Our previous report on the 1995 financial statements, dated March 6, 1996, except for the second and third paragraphs of Note 15, as to which the date was April 10, 1996, included an explanatory paragraph that expressed substantial doubt about the Company's ability to continue as a going concern. As explained in Notes 5 and 15, the Company remedied a default under certain convertible debentures and received the proceeds of $2.5 million of debt financing. Due to these events, substantial doubt does not remain about the Company's ability to continue as a going concern.


                            McGLADREY & PULLEN, LLP

Bloomington, Minnesota
March 6, 1996, except for Note 2, the last paragraph of Note 5 and the second and third paragraphs of Note 15, as to which the date is April 30, 1996

                        VISTA INFORMATION SOLUTIONS, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                        BALANCE AT  CHARGED TO     CHARGED TO                    BALANCE AT
                                        BEGINNING    COSTS AND       OTHER                          END
DESCRIPTION                             OF PERIOD    EXPENSES     ACCOUNTS (a)   DEDUCTIONS (b)  OF PERIOD
- -----------                             ---------    --------     ------------   --------------  ---------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
  Years ended December 31:
      1995                                $1,500      228,951         195,000     (176,951)     $248,500
      1994                                $1,500        5,067                       (5,067)       $1,500

  Six months ended December 31:
      1993                                $1,500        2,250                       (2,250)       $1,500
  Year ended June 30:
      1993                                $1,500          150                         (150)       $1,500


  (a) Acquired on acquisition of VISTA Environmental Information, Inc.
  (b) Accounts receivable written off






         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to the Company's Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         VISTA INFORMATION SOLUTIONS, INC.



Dated:  June 26, 1996              By:  /s/ Thomas R. Gay
                                              Thomas R. Gay
                                              Chief Executive Officer




                        VISTA INFORMATION SOLUTIONS, INC.
                         EXHIBIT INDEX TO ANNUAL REPORT
                                  ON FORM 10-K

                            FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 1995


Item No.                  Description                                      Method of Filing
3.1   Restated   Articles   of   Incorporation   of  the
      Company, as amended to date....................      Incorporated by reference to the Company's Post Effective
                                                           Amendment No. 1 to Form SB-2 Registration Statement on Form
                                                           S-3 (File No. 33-72248).

3.2   Restated  By-Laws  of the  Company,  as amended to
      date...........................................      Incorporated by reference to the Company's Annual Report on
                                                           Form 10-KSB for the fiscal year ended June 30, 1993 (File No.
                                                           0-20312).

4.1   Specimen  form  of  the  Company's   Common  Stock
      Certificate....................................      Incorporated by reference to the Company's Registration
                                                           Statement on Form 10 (File No. 0-20312).

4.2   Specimen form of the Company's Warrant
      Certificate....................................      Incorporated by reference to the Company's Registration
                                                           Statement on Form 10 (File No. 0-20312).

4.3   Warrant Agreement..............................      Incorporated by reference to the Company's Registration
                                                           Statement on Form 10 (File No. 0-20312).

4.4   Certificate  of  Designation  of  the  Rights  and
      Preferences of the Company's  Series B Convertible
      Preferred Stock................................      Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1993 (File
                                                           No. 0-20312).

4.5   Certificate  of  Designation  of  the  Rights  and
      Preferences of the Company's  Series C Convertible
      Preferred Stock................................      Incorporated by reference to the Company's Current Report on
                                                           Form 8-K filed March 7, 1995 (File No. 0-20312).

4.6   Certificate  of  Designation  of  the  Rights  and
      Preferences of the Company's  Series D Convertible
      Preferred Stock................................      Incorporated by reference to the Company's Current Report on
                                                           Form 8-K filed March 7, 1995 (File No. 0-20312).

4.7   Stock   Purchase    Agreement    between   Special
      Situations Fund, L.P.,  Special  Situations Cayman
      Fund, L.P., and the Company dated August 9, 1993     Incorporated by reference to the Company's Annual Report on
                                                           Form 10-KSB for the fiscal year ended June 30, 1993 (File No.
                                                           0-20312).

4.8   Purchase  Agreement  by and among  Paul S.  Bachow
      Co-Investment  Fund,  L.P., Paul S. Bachow and the
      Company dated September 15, 1993...............      Incorporated by reference to the Company's Annual Report on
                                                           Form 10-KSB for the fiscal year ended June 30, 1993 (File No.
                                                           0-20312).

4.9   Option  Agreement  by and  among  Paul  S.  Bachow
      Co-Investment  Fund,  L.P., Paul S. Bachow and the
      Company dated September 15, 1993...............      Incorporated by reference to the Company's Annual Report on
                                                           Form 10-KSB for the fiscal year ended June 30, 1993 (File No.
                                                           0-20312).

4.10  Rockwin Corp. Warrant  Certificate dated September
      3, 1993........................................      Incorporated by reference to the Company's Registration
                                                           Statement on Form S-8 (File No. 33-73212).

4.11  Grant Warfield  Option  Agreement dated October 3,
      1991...........................................      Incorporated by reference to the Company's Registration
                                                           Statement on Form S-8 (File No. 33-73212).

4.12  Alex Tassos  Warrant  Agreements  dated January 1,
      1993 and April 19, 1993........................      Incorporated by reference to the Company's Registration
                                                           Statement on Form S-8 (File No. 33-73212).

4.13  James Hovis Warrant  Agreement  dated December 10,
      1993...........................................      Incorporated by reference to the Company's Registration
                                                           Statement on Form S-8 (File No. 33-73212).

4.14  Purchase  Agreement  dated February 28, 1995 among
      the Company and certain  investors  identified  in
      the Agreement..................................      Incorporated by reference to the Company's Annual Report on
                                                           Form 10-K for the period ending December 31, 1994 (File No.
                                                           0-20312).

4.15  Standby  Bridge Loan  Facility  dated  January 15,
      1994  between  the  Company  and  certain  persons
      listed on Exhibit A attached thereto...........      Incorporated by reference to the Company's Annual Report on
                                                           Form 10-K for the period ending December 31, 1995 (File No.
                                                           0-20312).

4.16  Amendment to Subordinated  Promissory  Notes dated
      February  28, 1995 between the Company and certain
      persons listed on Exhibit A attached thereto...      Incorporated by reference to the Company's Annual Report on
                                                           Form 10-K for the period ending December 31, 1995 (File No.
                                                           0-20312).

4.17  Form of Subordinated  Convertible Debenture issued
      from October through December 1995.............      Incorporated by reference to the Company's Annual Report on
                                                           Form 10-K for the period ending December 31, 1995 (File No.
                                                           0-20312).

4.18  Form of  Warrant  issued  in  connection  with the
      Subordinated   Convertible   Debenture   financing
      issued from October through December 1995......      Incorporated by reference to the Company's Annual Report on
                                                           Form 10-K for the period ending December 31, 1995 (File No.
                                                           0-20312).

10.1  Employment   Agreement   of  John   L.   Borowicz,
      effective May 10, 1990, as amended.............      Incorporated by reference to the Company's Registration
                                                           Statement on Form 10 (File No. 0-20312).

10.2  Employment   Agreement  of  Thomas   Foote-Lennox,
      effective April 10, 1990, as amended...........      Incorporated by reference to the Company's Registration
                                                           Statement on Form 10 (File No. 0-20312).

10.3  Geographic  Underwriting  System  Agreement  among
      ISO  Commercial   Risk  Services,   Inc.  and  ISO
      Telecommunications,  Inc. and the  Company,  dated
      June 3, 1991...................................      Incorporated by reference to the Company's Registration
                                                           Statement on Form 10 (File No. 0-20312).

10.4  Supplement  to  Joint  Service   Agreement   dated
      February  5,  1996  between   Insurance   Services
      Office, Inc. and the Company...................      Incorporated by reference to the Company's Annual Report on
                                                           Form 10-K for the period ending December 31, 1995 (File No.
                                                           0-20312).

10.5  Office   Building   Lease  by  and  between   7525
      Mitchell Road  Associates  and the Company,  dated
      August 31, 1990................................      Incorporated by reference to the Company's Registration
                                                           Statement on Form 10 (File No. 0-20312).

10.6  Office  Building  Lease dated  December 9, 1992 by
      and between Governor Park Partners and the Company   Incorporated by reference to the Company's Annual Report on
                                                           Form 10-K for the period ending December 31, 1995 (File No.
                                                           0-20312).

10.7  Lease dated  November  30, 1995 by and between the
      Company and Hankin Eagleview Associates........      Incorporated by reference to the Company's Annual Report on
                                                           Form 10-K for the period ending December 31, 1995 (File No.
                                                           0-20312).

10.8  Agreement  of Lease  dated  June  24,  1992 by and
      between  the  Company  and  Freemans  Bridge  Road
      Associates.....................................      Incorporated by reference to the Company's Annual Report on
                                                           Form 10-K for the period ending December 31, 1995 (File No.
                                                           0-20312).


10.9  1990 Stock Option Plan, as amended.............      Incorporated by reference to the Company's Registration
                                                           Statement on Form S-8 (File No. 33-73212).

10.10 Profit Sharing Plan............................      Incorporated by reference to the Company's Registration
                                                           Statement on Form 10 (File No. 0-20312).

10.11 1995 Stock Incentive Plan......................      Incorporated by reference to the Company's Annual Report on
                                                           Form 10-K for the period ending December 31, 1995 (File No.
                                                           0-20312).

10.12 Settlement   Agreement  by  and  between   Hewlett
      Packard,  Inc. and the Company,  dated November 1,
      1990...........................................      Incorporated by reference to the Company's Registration
                                                           Statement on Form 10 (File No. 0-20312).

10.13 401(k) Plan....................................      Incorporated by reference to the Company's Registration
                                                           Statement on Form 10 (File No. 0-20312).

10.14 Employment  Agreement  of Donald R.  Coley,  dated
      August 10, 1992................................      Incorporated by reference to the Company's Annual Report on
                                                           Form 10-KSB for the fiscal year ended June 30, 1993 (File No.
                                                           0-20312).

10.15 Employment  Agreement  of  James E.  Hovis,  dated
      December 10, 1992..............................      Incorporated by reference to the Company's Annual Report on
                                                           Form 10-KSB for the fiscal year ended June 30, 1993 (File No.
                                                           0-20312).

10.16 Commercial  Loan Account  Agreement and Promissory
      Note between  Marquette Bank  Minneapolis  and the
      Company, dated February 28, 1993...............      Incorporated by reference to the Company's Annual Report on
                                                           Form 10-KSB for the fiscal year ended June 30, 1993 (File No.
                                                           0-20312).

10.17 Geographic   Underwriting   System  Joint  Service
      Agreement  between  Insurance   Services  Offices,
      Inc. and the Company, dated October 1, 1992....      Incorporated by reference to the Company's Annual Report on
                                                           Form 10-KSB for the fiscal year ended June 30, 1993 (File No.
                                                           0-20312).

10.18 Distribution  Agreement  between Bankers  Systems,
      Inc. and the Company dated April 28, 1993......      Incorporated  by  reference  to the  Company's  Annual
                                                           Report on Form  10-KSB for the fiscal  year ended June
                                                           30, 1993 (File No. 0-20312).

10.19 Agreement for Services between Insurance  Services
      Office, Inc. and the Company dated August 28, 1992   Incorporated by reference to the Company's Annual Report on
                                                           Form 10-KSB for the fiscal year ended June 30, 1993 (File No.
                                                           0-20312).

10.20 Promissory  Note  between  Richard P.  Kiphart and
      the Company dated March 2, 1993................      Incorporated by reference to the Company's Annual Report on
                                                           Form 10-KSB for the fiscal year ended June 30, 1993 (File No.
                                                           0-20312).

10.21 Addendum  One to  Geographic  Underwriting  System
      Joint   Service    Agreement   between   Insurance
      Services  Offices,  Inc.  and the  Company,  dated
      January 21, 1994...............................      Incorporated by reference to the Company's Annual Report on
                                                           Form 10-KSB for the transition period ended December 31, 1993
                                                           (File No. 0-20312).

10.22 Agreement and Plan of Merger  between the Company,
      DataMap  Acquisition Corp. and VISTA Environmental
      Information,  Inc. dated January 23, 1995, without
      exhibits.......................................      Incorporated by reference to the Company's Current Report on
                                                           Form 8-K filed January 27, 1995 (File No. 0-20312).

10.23 Registration  Rights  Agreement dated February 27,
      1995 among the Company  and  certain  shareholders
      of the Company.................................      Incorporated by reference to the Company's Annual Report on
                                                           Form 10-K for the period ending December 31, 1994 (File No.
                                                           0-20312).

10.24 Amended and Restated Registration  Agreement dated
      February  28,  1995  among  the  Company,  Paul S.
      Bachow Co-Investment Fund, L.P. and Paul S. Bachow   Incorporated by reference to the Company's Annual Report on
                                                           Form 10-K for the period ending December 31, 1994 (File No.
                                                           0-20312).

10.25 Registration  Rights  Agreement  dated October 11,
      1995 among the  Company  and  certain  persons and
      entities listed on Schedule 1 attached thereto.      Incorporated by reference to the Company's Annual Report on
                                                           Form 10-K for the period ending December 31, 1995 (File No.
                                                           0-20312).

10.26 Employment  Agreement  with  Thomas  R. Gay  dated
      February 28, 1995..............................      Incorporated by reference to the Company's Annual Report on
                                                           Form 10-K for the period ending December 31, 1994 (File No.
                                                           0-20312).

10.27 Employment  Agreement  with  Anwar  Bhimani  dated
      March 14, 1994.................................      Incorporated by reference to the Company's Annual Report on
                                                           Form 10-K for the period ending December 31, 1994 (File No.
                                                           0-20312).

10.28 Letter  Agreement  dated November 16, 1994 related
      to employment of Anwar Bhimani.................      Incorporated by reference to the Company's Annual Report on
                                                           Form 10-K for the period ending December 31, 1994 (File No.
                                                           0-20312).

10.29 Employment  Agreement  with  Gary S.  Mertz  dated
      February 28, 1995..............................      Incorporated by reference to the Company's Annual Report on
                                                           Form 10-K for the period ending December 31, 1994 (File No.
                                                           0-20312).

10.30 1993 VISTA Stock Option Plan...................      Incorporated by reference to the Company's Annual Report on
                                                           Form 10-K for the period ending December 31, 1995 (File No.
                                                           0-20312).

10.31 Agreement  dated June 27, 1995 between the Company
      and Silicon  Valley Bank  regarding  factoring  of
      receivables....................................      Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 1995 (File No.
                                                           0-20312).

10.32 Factoring  Modification  Agreement  dated November
      21, 1995  between  the Company and Silicon  Valley
      Financial Services.............................      Incorporated by reference to the Company's Annual Report on
                                                           Form 10-K for the period ending December 31, 1995 (File No.
                                                           0-20312).

10.33 Factoring  Modification  Agreement  dated February
      1, 1996  between the  Company  and Silicon  Valley
      Financial Services.............................      Incorporated by reference to the Company's Annual Report on
                                                           Form 10-K for the period ending December 31, 1995 (File No.
                                                           0-20312).

10.34 Agreement  Regarding  Board  Observer  dated April
      18, 1995  between the Company and Century  Capital
      Partners, L.P..................................      Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ending September 30, 1995 (File
                                                           No. 0-20312).

10.35 Equipment  Lease  Agreement  dated August 10, 1995
      between the Company and Ally Capital Corporation     Incorporated by reference to the Company's Annual Report on
                                                           Form 10-K for the period ending December 31, 1995 (File No.
                                                           0-20312).

10.36 Asset  Purchase  Agreement  dated February 1, 1996
      between  the  Company  and  Business   Information
      Technology Inc.................................      Incorporated by reference to the Company's Annual Report on
                                                           Form 10-K for the period ending December 31, 1995 (File No.
                                                           0-20312).

10.37 Note dated  February  13, 1996 between the Company
      and TRW REDI Property Data.....................      Incorporated by reference to the Company's Annual Report on
                                                           Form 10-K for the period ending December 31, 1995 (File No.
                                                           0-20312).

10.38 Loan documents for SIRROM Capital Corporation..      Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ending March 31, 1996. (File No. 0-20312)

21.1  List of subsidiaries of the Registrant.........      Incorporated by reference to the Company's Annual Report on
                                                           Form 10-K for the period ending December 31, 1995 (File No.
                                                           0-20312).

23.1  Consent of Independent Auditors................      Filed herewith electronically.
