Form 10QSB
period 1996-06-30
VISTA INFORMATION SOLUTIONS INC
filed 1996-08-15
CIK 888793

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           ---------------------------

                                   FORM 10-QSB


               MARK ONE
               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996
                                       or
               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                                THE EXCHANGE ACT
           FOR THE TRANSITION PERIOD FROM ___________ TO ____________.

                           COMMISSION FILE NO. 0-20312

                           ---------------------------


                        VISTA INFORMATION SOLUTIONS, INC.
        (Exact name of small business issuer as specified in its charter)


          MINNESOTA                                       41-1293754
(State or other jurisdiction                           (I.R.S. Employer
of corporation or organization)                       Identification No.)


                5060 SHOREHAM PLACE, #300, SAN DIEGO, CA   92122
                    (Address of principal executive offices)


                                 (619) 450-6100
                           (Issuer's telephone number)

- - - --------------------------------------------------------------------------------
              (Former name, former address, and former fiscal year,
                         if changed since last report.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the 2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.     YES  X   NO
                                                          ---    ---

The number of shares of the Issuer's Common Stock, $0.01 par value, outstanding on August 14, 1996 was 11,094,853.

Transitional Small Business Disclosure Format (check one) YES     NO X
                                                              ---   ---

                                      INDEX



PART I    FINANCIAL INFORMATION                                             PAGE
- - - ------                                                                      ----

ITEM 1.   FINANCIAL STATEMENTS

          CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND
          SIX MONTHS ENDED JUNE 30, 1996 AND 1995 (UNAUDITED)                  3

          CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 1996 (UNAUDITED)
          AND DECEMBER 31, 1995                                              4,5

          CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS
          ENDED JUNE 30, 1996 AND 1995 (UNAUDITED)                             6

          NOTES TO FINANCIAL STATEMENTS (UNAUDITED)                            7

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION         8-11


PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.                                                  12

ITEM 2.   CHANGES IN SECURITIES.                                              12

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.                                    12

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.                12

ITEM 5.   OTHER INFORMATION.                                                  12

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.                                   12


SIGNATURES                                                                    13



EXHIBIT INDEX                                                                 14

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                        VISTA INFORMATION SOLUTIONS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS





                                       THREE MONTHS ENDED                                SIX MONTHS ENDED
                                         JUNE 30,                                            JUNE 30,

                                           1996               1995                1996                1995
- - - --------------------------------------------------------------------------------------------------------------



REVENUES                                $2,122,478          $2,167,659          $4,289,987          $3,275,798

COST OF REVENUES                           477,259             931,068           1,048,064           1,332,003
                                         ---------          ----------          ----------          ----------
GROSS MARGIN                             1,645,219           1,236,591           3,241,923           1,943,795

OPERATING EXPENSES
 Sales and general and administrative    1,767,429           2,125,726           3,343,055           2,936,992
 Research and development                  128,561             256,331             322,509             537,955
 Depreciation and amortization           1,114,638           1,381,484           2,226,902           1,957,964
                                        ----------          ----------          ----------          ----------
 OPERATING LOSS                         (1,365,409)         (2,526,950)         (2,650,543)         (3,489,116)

 OTHER INCOME (EXPENSE):                  (142,244)            (84,455)           (261,556)           (111,200)
                                        ----------          ----------          ----------          ----------

NET LOSS                               ($1,507,653)        ($2,611,405)         (2,912,099)         (3,600,316)
                                        ----------          ----------          ----------          ----------
                                        ----------          ----------          ----------          ----------

NET LOSS PER SHARE                          ($0.14)             ($0.24)             ($0.26)             ($0.36)
                                        ----------          ----------          ----------          ----------
                                        ----------          ----------          ----------          ----------
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING                      11,097,640          10,965,923          11,061,045          10,104,166
                                        ----------          ----------          ----------         -----------
                                        ----------          ----------          ----------          ----------


                        See Notes to Financial Statements

                        VISTA INFORMATION SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                             JUNE 30          DECEMBER 31
ASSETS                                                         1996              1995
- - - -----------------------------------------------------------------------------------------
CURRENT ASSETS:
     Cash and cash equivalents                                 $10,628            $21,027
     Trade accounts receivable, less allowance
     for doubtful accounts of
        $ 236,700    and     $248,500  respectively          1,588,440           1,843,782
     Prepaid expenses & other assets                           170,587             98,756
                                                          ------------        ------------
TOTAL CURRENT ASSETS                                         1,769,655          1,963,565


EQUIPMENT, FURNITURE AND SOFTWARE, AT COST
     Equipment and furniture                                 2,692,776           2,363,148
     Purchased software                                        140,422             109,751
                                                          ------------        ------------
                                                             2,833,198           2,472,899
     Less accumulated depreciation and amortization         (1,888,409)         (1,595,965)
                                                          ------------        ------------
NET EQUIPMENT AND SOFTWARE                                     944,789            876,934

CAPITALIZED SOFTWARE DEVELOPMENT COSTS,
     less accumulated amortization of
        $1,300,419   and   $1,212,919  respectively             17,349             104,848


ACQUIRED TECHNOLOGY AND ENVIRONMENTAL DATABASES,

     less accumulated amortization of
        $ 5,331,566        $3,332,229  respectively          6,664,458          8,663,795


     Deposits and other                                        266,272             105,941

                                                          ------------        ------------
                                                            $9,662,523        $11,715,083
                                                          ------------        ------------
                                                          ------------        ------------

See Notes to Financial Statements

                        VISTA INFORMATION SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS



                                                                             JUNE 30               DECEMBER 31
                                                                        ----------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY                                           1996                    1995
- - - ---------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES:
     Note payable to bank                                                           0                1,111,790
     Current maturities of long-term obligations                              196,801                  655,081
     Trade accounts payable                                                   569,896                1,029,574
     Accrued development costs                                                487,500                  487,500
     Accrued compensation and employee benefits                               195,471                  380,910
     Other current liabilities                                                277,543                  398,325
                                                                        -------------            -------------
          TOTAL CURRENT LIABILITIES                                         1,727,211                4,063,180

LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES                              3,907,421                1,624,939
                                                                        -------------            -------------
          TOTAL LIABILITIES                                                 5,634,632                5,688,119

STOCKHOLDERS' EQUITY
     Preferred stock, Series B convertible, par value $.01;
          liquidation value $3,000,000,
          authorized 200,000 shares; 200,000 shares
          issued and outstanding                                                2,000                    2,000
     Preferred stock, Series C convertible, par value $.01;
          liquidation value $10,802,185,
          authorized 670,000 shares; 613.935 shares
          issued and outstanding                                                6,439                    6,439
     Preferred stock, Series D convertible, par value $.01;
          liquidation value $2,499,982,
          authorized 240,000 shares; 187,134 shares
          issued and outstanding                                                1,871                    1,871
     Common stock, par value $.01; authorized
          43,890,000 shares, issued and outstanding
          11,502,289 and 8,322,229 shares, respectively                       114,750                  109,898
     Additional paid-in capital                                            28,005,593               27,097,419
     Accumulated deficit                                                  (24,102,762)             (21,190,663)
                                                                        -------------            -------------
          TOTAL STOCKHOLDERS' EQUITY                                        4,027,891                6,026,964
                                                                        -------------            -------------
                                                                           $9,662,523              $11,715,083
                                                                        -------------            -------------
                                                                        -------------            -------------

See Notes to Financial Statements

                        VISTA INFORMATION SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                                      SIX MONTHS ENDED
                                                                                          JUNE 30,
                                                                             1996                      1995
- - - ----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                  ($2,912,099)             ($3,600,316)
Adjustments to reconcile net loss to net
cash used in operating activities:
    Depreciation and amortization                                           2,379,281                2,325,757
Changes in current assets and liabilities, net of
effect of acquisition of VISTA
  (Increase) decrease in:
   Accounts receivable - trade                                                255,342                 (120,339)
   Prepaid expenses & other assets                                           (232,162)                (135,659)
   Increase (decrease) in:
   Trade accounts payable                                                    (459,678)                (436,860)
   Accrued compensation and employee benefits                                (185,439)                 (68,736)
   Other current liabilities                                                 (120,782)                 (35,304)
                                                                       ----------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                                      (1,275,537)              (2,071,457)
                                                                       ----------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of equipment and software                                       (360,299)                (194,196)
   Additions to capitalized software development costs                                                 (94,975)
   Decrease in other assets                                                                             29,546
                                                                        -------------            -------------
NET CASH USED IN INVESTING ACTIVITIES                                        (360,299)                (259,625)
                                                                        -------------            -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from long-term obligations                                    (57,964)                (111,034)
   Proceeds from issuance of preferred stock                                                         2,499,982
   Increase (decrease) from note payable to bank                           (1,111,790)
   Proceeds from ISO note payable                                             375,000
   Proceeds from SIRROM note payable                                        2,341,857
   Proceeds from issuance of common stock                                      78,334
                                                                       ---------------            -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                   1,625,437                2,388,948
                                                                       ---------------            -------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              (10,399)                  57,866
   Cash and cash equivalents at beginning of period                            21,027                  223,913
                                                                        -------------            -------------
                                                                        -------------            -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     10,628                 $281,779

SUPPLEMENTAL DISCLOSURES:
Value assigned to warrants related to note payable to
SIRROM                                                                       $648,000                       $0
Debentures and accrued interest converted to common stock                     187,000                        0

                                        6

                      VISTA Information Solutions, Inc.

            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
                   THREE AND SIX MONTHS ENDED JUNE 30, 1996
                                 (Unaudited)



1.   BASIS OF PRESENTATION

  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, the interim financial statements include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for interim periods presented. Operating results for the three months ended June 30, 1996 are not necessarily indicative of the operating results that will be achieved for the year. These statements should be read in conjunction with the Company's Annual Financial Report on Form 10-K for the year ended December 31, 1995 and the Company's Quarterly Financial Report on Form 10-QSB for the quarter ended March 31, 1996.

2.   SIRROM FINANCING

  On April 30, 1996, the Company entered into an agreement with the SIRROM Capital Corporation for a $2,500,000 loan in the form of a 13.5 percent, five year, interest only note with warrants to purchase 5 percent of the fully diluted Common Stock at an exercise price of $0.01 per share. The Company assigned a value to the warrants of $648,179 based on the fair market value of the common stock at the date of grant. Accordingly, the note payable has been discounted by this amount and bears an effective interest of 26 percent.

3.   ISO LOAN

  In February, 1996, the Company entered into an agreement with ISO for a loan, not to exceed $500,000. Advances commenced during the first week of February 1996 in increments of $25,000 to $50,000. The advances bear interest at a rate of 1 percent per month on any outstanding amounts, including interest. The Company and ISO have agreed to amend the loan agreement to limit proceeds to the existing $375,000 balance and that repayment of the advance will not be made until monthly GUS revenue exceeds $130,000. When GUS revenue reaches this level, repayments will be deducted from the GUS revenue to the extent that monthly revenue exceeds $130,000 until the balance, plus accrued interest is repaid.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATION

     The following discussion and analysis provides information that the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the financial statements and related notes thereto which appear elsewhere in this Report.

     The Company provides environmental risk information and address-based hazard and classification information to bankers, engineers, insurance companies and corporations throughout the United States. The Company, originally known as DataMap, Inc. ("DMI"), was founded in 1975 to develop geographic-demographic analysis tools for business ("GIS"). Supporting this business line, the Company has developed a proprietary service known as the Geographic Underwriting System ("GUS-Registered Trademark-") which delivers address-based hazard and classification information to property/casualty insurance underwriters. GUS provides insurance underwriters and loss control groups of insurance companies with on-line or batch access to a series of reports presenting specific classification and hazard information about the property to be insured. The Company's geo-demographic information databases, technological understanding and techniques of geographic information processing provide the basis for its current products.

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

     On February 1, 1996, the Company sold the assets relating to three product lines to Business Information Technology, Inc. ("BITI"). These product lines included the Company's: (i) compliance products for the banking and mortgage industry, known as Census Traks Plus ("CTP"); (ii) desktop marketing products, known as MarketPro ("MP"); and (iii) custom mapping services, known as the Service Bureau business. As part of the asset sale, VISTA also granted certain non-exclusive licenses to BITI for use of the VISTA mapping module Geocoder 2.0, the "DataMap" name (for a limited period of time) and ZIPR Extracts. The consideration provided to VISTA in connection with the sale includes various royalty payments on the products sold to BITI ranging from 5% to 25% of sales for a period of two years. Accordingly, as a result of this sale, substantially all of the Company's GIS revenue will be generated from the GUS product as of February 1, 1996.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1996 TO THE THREE MONTHS ENDED JUNE 30, 1995 AND FOR THE SIX MONTHS ENDED JUNE 30, 1996 TO THE SIX MONTHS ENDED JUNE 30, 1995

Revenue
     Total revenues decreased 2 percent from $2,168,000 for the three months ended June 30, 1995, to $2,122,000 for the three months ended June 30, 1996 and increased 31 percent from $3,276,000 for the six months ended June 30, 1995, to $4,290,000 for the six months ended June 30, 1996. The second quarter decrease was due primarily the loss of approximately $194,000 in revenue from certain product lines sold to BITI in February, 1996 offset by increases in GUS revenue of approximately $162,000. The year-to-date increase was due primarily to increases in environmental revenue of approximately $1,221,000 (primary the due to the acquisition of VISTA Environmental on February 28, 1995) and increases in GUS revenue of approximately $254,000 offset by the loss of approximately $461,000 in revenue from certain product lines sold to BITI in February, 1996.

Gross Margin
     Gross margins increased from 57 percent of revenue for the three months ended June 30, 1995, to 78 percent of revenue for the three months ended June 30, 1996 and from 59 percent of revenue for the six months ended June 30, 1995, to 76 percent of revenue for the six months ended June 30, 1996. This increase was due to reduced payroll costs as a result of advances in production technology as well as from the sale of certain product lines (which generate lower gross margins than the GUS product) to BITI in February, 1996.

Operating Expenses
     Operating expenses decreased 20 percent from $3,764,000 for the three months ended June 30, 1995, to $3,011,000 for the three months ended June 30, 1996 and increased 8 percent from $5,433,000 for the six months ended June 30, 1995 to $5,893,000 for the six months ended June 30, 1996. Operating expense decreases for the second quarter were due to the consolidation of various functions following the acquisition. Operating expense increases for the six month period were primarily due the acquisition of VISTA Environmental in February, 1995 and related amortization charges, offset by decreases discussed above. The Company expects to continue to realize the benefit of these overhead reductions, although this forward looking information will be impacted in the event of increases in revenues requiring additional overhead expenditures, increases in research and development costs in response to fluctuations in sales or market demands for additional or enhanced products, and any addition of management and administration personnel as the Company determines appropriate staffing levels following consolidation.

Interest Expense
     Interest expense was significantly higher in the second quarter of 1996 compared to 1995 due to increased borrowing particularly relating to the SIRROM loan financing (see liquidity and capital resources). It is expected that interest costs will continue to increase in 1996 with an increase in overall debt levels as a result of financing transactions discussed below. Factors influencing this forward looking information are the Company's ability to obtain additional debt financing, and the ability to generate positive cash flows from operations.

     The Company had no taxable income and, accordingly, recorded no provision for income taxes during the quarter or the six months ended June 30, 1996 and 1995.

     The effect of inflation on the Company's results has not been significant.

LIQUIDITY AND CAPITAL RESOURCES

     The Company currently has negative cashflow from operations and has been dependent on the raising of capital to fund continuing operations. As of the June 30, 1996, the Company has raised a total of $2.5 million in new long term debt and retired approximately $892,000 under the factoring agreement with Silicon Valley Bank. The Company is also seeking lease financing for equipment and software of up to $500,000, although no assurance can be made that such financing will be available for reasonable terms, if at all.

     Net cash used in operating activities for the six months ended June 30, 1996 was approximately $1,276,000 compared to $2,071,000 during the six months ended June 30, 1995. The decrease in net cash used was caused primarily by an improvement in profitability and a decrease in trade accounts receivable offset by substantial reductions in accounts payable and current liabilities as a result of financing transactions discussed below. The Company expects that cash used in operating activities should decrease significantly in future periods as current liabilities have been reduced substantially. This forward looking information could be impacted by the Company's ability to meet sales expectations and manage expenses although no assurances can be made that a level of profitability sufficient to achieve these reductions can be maintained.

     Net cash used in investing activities for the six months ended June 30, 1996 was approximately $360,000 compared to $259,000 for the six months ended June 30, 1995. The increase in cash used was due to an increase in purchases of computers and technological equipment. The Company anticipates additional investments in computer related equipment and software to exceed $500,000 for the remainder of 1996 subject to the availability of debt or lease financing.

     Net cash provided by financing activities was approximately $1,625,000 during the six months ended June 30, 1996, compared to $2,389,000 during the six months ended June 30, 1995. Proceeds from the ISO and SIRROM loans discussed below were the primary sources of cash provided in the first half of 1996. Proceeds from the issuance of Series D Convertible Preferred Stock in connection with the acquisition of VISTA Environmental was the major component of the cash provided by financing activities in 1995.

     In 1995, the Company received $446,000 from the sales of 16% subordinated convertible debentures. In December, 1995 and March, 1996, the Company defaulted on these obligations, as the required quarterly interest payments were not made. In May, 1996, the Company remedied this default by offering the holders the option to either (a) convert the debentures into Common Stock at a rate of $0.75 of principal balance to one share of Common Stock, or (b) extend the term of the debentures to March, 1997 with an option to convert the balance to common stock at 70 percent of the then market price of the Common Stock. One debenture holder elected to be repaid ($20,000 principal) and all other holders elected option (b). During the second quarter, eight debenture holders elected to convert their principal and accrued interest into common stock. These transactions converted approximately $187,000 of debt and accrued interest into 393,000 shares of common stock.

     The Company has outstanding $898,928 of convertible subordinated debentures assumed in the acquisition of VISTA Environmental. The debentures are convertible into Series C Preferred Stock ("Series C Preferred Stock") at a rate of $16.72 per share. At December 31, 1995, the debentures, including accrued interest, were convertible into approximately 63,000 shares of Series C Preferred Stock and were due in January 1996. In January 1996, the Company did not repay the debentures. As a result, under the terms of the debentures, the repayment date was extended to January 1997 and the debenture holders received, in aggregate, warrants for the purchase of 3,732 shares of Series C Preferred Stock at $16.72 per share. In January, 1997, the Company will have the option to either pay these debentures off or extend them for another year.

  In February, 1996, the Company entered into an agreement with ISO for a loan, not to exceed $500,000. Advances commenced during the first week of February 1996 in increments of $25,000 to $50,000. The advances bear interest at a rate of 1 percent per month on any outstanding amounts, including interest. The Company and ISO have agreed to amend the loan agreement to limit proceeds to the existing $375,000 balance and that repayment of the advance will not be made until monthly GUS revenue exceeds $130,000. When GUS revenue reaches this level, repayments will be deducted from the GUS revenue to the extent that monthly revenue exceeds $130,000 until the balance, plus accrued interest is repaid.

  On April 30, 1996, the Company entered into an agreement with the SIRROM Capital Corporation for a $2,500,000 loan in the form of a 13.5 percent, five year, interest only note with warrants to purchase 5 percent of the fully diluted Common Stock at an exercise price of $0.01 per share. The Company assigned a value to the warrants of $648,179 based on the fair market value of the common stock at the date of grant. Accordingly, the note payable has been discounted by this amount and bears an effective interest of 26 percent. This note is secured by the tangible and intangible assets of the Company. Proceeds have, been used to retire amounts outstanding under the Company's factoring agreement and to pay down existing payables.

  As reflected in the cash flow statement, the Company's operations currently do not generate sufficient cash flows to meet the on-going cash needs of the Company. The Company believes that the financing transactions discussed above will be sufficient to fund operations for the next 12 months. Factors impacting this forward looking information are the levels of the Company's overall revenues and overhead expenses and changes in the Company's accounts receivable and accounts payable turnover. If revenues do not increase as anticipated, the Company may need to raise additional debt or equity financing to meet its operating capital needs. In addition, the Company may need to raise additional capital in the future to meet various strategic growth and research and development initiatives. There can be no assurance that the Company will be able to obtain any required additional funding on satisfactory terms, if at all. If the additional funding is not obtained, the Company will seek alternative sources of debt and/or equity financing and, to the extent necessary, will reduce overhead expenditures.

                         PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None.


ITEM 2.  CHANGES IN SECURITIES

     None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 a)  Exhibits:


 b)  Reports on Form 8-K.

     On August 1, 1996, the Company filed Amendment No. 2 to its Current Report on Form 8-K/A, originally filed on February 28, 1995. The Amendment related to the merger of the Company's wholly-owned subsidiary with VISTA Environmental Information, Inc. ("VISTA ENV"). The following financial statements were included in that filing: Balance Sheets of VISTA ENV as of December 31, 1994 and 1993; Statements of Operations of VISTA ENV for the years ended December 31, 1994, 1993 and 1992; Statements of Stockholders' Equity (Deficit) of VISTA ENV for the years ended December 31, 1994, 1993 and 1992; Statements of Cash Flows of VISTA ENV for the years ended December 31, 1994, 1993 and 1992; Pro Form Balance Sheet as of December 31, 1994; and Pro Form Statement of Operations for the year ended December 31, 1994.

SIGNATURE

In accordance to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   VISTA INFORMATION SOLUTIONS, INC.
                                              (REGISTRANT)



DATE: August 14, 1996                      By  /s/E. Stevens Hamilton
      ---------                              ----------------------------------
                                             E. Stevens Hamilton
                                             Chief Financial Officer
                                             (Principal Financial Officer)

DATE: August 14, 1996                      By  /s/Brian Dean Conn
      ---------                              ----------------------------------
                                             Brian Dean Conn
                                             Controller
                                             (Principal Accounting Officer)

                                EXHIBIT INDEX


Exhibit
Number         Description                   Location
- - - -------        -----------                   --------
27.1           Financial Data Schedule       Filed electronically