Form 10QSB
period 1996-09-30
VISTA INFORMATION SOLUTIONS INC
filed 1996-11-14
CIK 888793

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ------------------------------

                                   FORM 10-QSB

                                     MARK ONE
               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996
                                       or
               [  ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                                THE EXCHANGE ACT
           FOR THE TRANSITION PERIOD FROM             TO               .
                                         -------------  ---------------

                           COMMISSION FILE NO. 0-20312
                          ------------------------------

                        VISTA INFORMATION SOLUTIONS, INC.
        (Exact name of small business issuer as specified in its charter)

         MINNESOTA                                            41-1293754
      (State or other                                     (I.R.S. Employer
      jurisdiction of                                     Identification No.)
      corporation or
       organization)

               5060 SHOREHAM PLACE, #300, SAN DIEGO, CA   92122
                   (Address of principal executive offices)

                                 (619) 450-6100
                           (Issuer's telephone number)

 -------------------------------------------------------------------------------
   (Former name, former address, and former fiscal year, if changed since last report.)

Check  whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.          YES  X NO__

The number of shares of the Issuer's Common Stock, $0.01 par value, outstanding on November 15, 1996 was 11,856,096.

Transitional Small Business Disclosure Format (check one) YES     NO  X
                                                             -----   -----

                                    INDEX
                                    -----


   PART I      FINANCIAL INFORMATION                                      PAGE

   ITEM 1.     FINANCIAL STATEMENTS

               CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE                 3
               THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND
               1995 (UNAUDITED)

               CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30,             4,5
               1996 (UNAUDITED) AND DECEMBER 31, 1995

               CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE                 6
               THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
               (UNAUDITED)

               NOTES TO FINANCIAL STATEMENTS (UNAUDITED)                     7

   ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF            8-11
               OPERATION


   PART II.    OTHER INFORMATION


   ITEM 1.     LEGAL PROCEEDINGS.                                           12

   ITEM 2.     CHANGES IN SECURITIES.                                       12

   ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.                             12

   ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY                  12
               HOLDERS.

   ITEM 5.     OTHER INFORMATION.                                           12

   ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.                            12

   SIGNATURES                                                               13

   EXHIBIT INDEX                                                            14

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                        VISTA INFORMATION SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                              THREE MONTHS ENDED         NINE MONTHS ENDED
                                  SEPTEMBER 30,            SEPTEMBER 30,
                              1996         1995          1996          1995
--------------------------------------------------------------------------------


Revenues                   $2,145,203    $2,277,491    $6,435,189    $5,553,289
Cost of revenues              493,889       856,445     1,541,953     2,188,448
                           ----------    ----------    ----------    ----------
     GROSS MARGIN           1,651,314     1,421,046     4,893,236     3,364,841

OPERATING EXPENSES
  Sales and general and
   and administrative       1,775,548     1,510,420     5,080,241     4,447,412
  Research and
   development                106,462       291,817       428,970       829,772
  Depreciation and
   amortization             1,158,932     1,572,984     3,385,833     3,530,948
                           ----------    ----------    ----------    ----------
     OPERATING LOSS        (1,389,628)   (1,954,175)   (4,001,808)   (5,443,291)
  Other income (expense)      (77,464)     (147,934)     (339,021)     (259,134)
                           ----------    ----------    ----------    ----------
NET LOSS                  ($1,467,092  ($2,102,109)   (4,340,829)   (5,702,425)
                           ----------    ----------    ----------    ----------
                           ----------    ----------    ----------    ----------
NET LOSS PER SHARE            ($0.13)       ($0.19)       ($0.39)       ($0.55)
                           ----------    ----------    ----------    ----------
                           ----------    ----------    ----------    ----------
WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING      11,282,481    10,965,923    11,130,570    10,394,575
                           ----------    ----------    ----------    ----------
                           ----------    ----------    ----------    ----------

See Notes to Financial Statements

                        VISTA INFORMATION SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                        SEPTEMBER   DECEMBER 31
ASSETS                                                    1996          1995
--------------------------------------------------------------------------------

CURRENT ASSETS:
   Cash and cash equivalents                        $     1,625    $    21,027
   Trade accounts receivable, less
   for doubtful accounts of
      $236,700 and $248,500  respectively             1,495,911      1,843,782
   Prepaid expenses & other assets                      504,185        204,697
                                                    -----------    ------------
     TOTAL CURRENT ASSETS                             2,001,721      2,069,506

EQUIPMENT, FURNITURE AND SOFTWARE,
   Equipment and furniture                            2,698,361      2,363,148
   Purchased software                                   218,636        109,751
                                                    -----------    ------------
                                                      2,916,997      2,472,899

   Less accumulated depreciation and
    amortization                                     (2,037,305)    (1,595,965)
                                                    -----------    ------------
     NET EQUIPMENT AND SOFTWARE                         879,692        876,934

CAPITALIZED SOFTWARE DEVELOPMENT COSTS.
   less accumulated amortization of
        $1,300,419 and $1,212,919 respectively                         104,848

ACQUIRED TECHNOLOGY AND ENVIRONMENTAL DATABASES,
   less accumulated amortization of
      $5,331,566 and $3,332,229 respectively          5,664,789      8,663,795
                                                    -----------    ------------
                                                    $ 8,546,202    $11,715,083
                                                    -----------    ------------
                                                    -----------    ------------
See Notes to Financial Statements

                        VISTA INFORMATION SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                     SEPTEMBER 30   DECEMBER 31
                                                     ---------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY                     1996           1995
--------------------------------------------------------------------------------
CURRENT LIABILITIES
   Note payable to bank                                   202,164     1,111,790
   Current maturities of long-term obligations            741,728       655,081
   Trade accounts payable                                 670,671     1,029,574
   Accrued development costs                              487,500       487,500
   Accrued compensation and employee benefits             112,986       380,910
   Other current liabilities                              340,643       398,325
                                                     ------------   ------------
      TOTAL CURRENT LIABILITIES                         2,555,692     4,063,180

Long-term obligations, less current maturities          3,369,771     1,624,939
                                                     ------------   ------------
      TOTAL LIABILITIES                                 5,925,463     5,688,119

STOCKHOLDERS' EQUITY
   Preferred stock, Series B convertible, par value $.01;
      liquidation value $3,000,000,
       authorized 200,000 shares; 200,000 shares
      issued and outstanding                                2,000         2,000
   Preferred stock, Series C convertible, par value $.01;
      liquidation value $10,802,185,
      authorized 670,000 shares; 613,935 shares
      issued and outstanding                                6,439         6,439
   Preferred stock, Series D convertible, par value $.01;
      liquidation value $2,499,982,
      authorized 240,000 shares; 187,134 shares
      issued and outstanding                                1,871         1,871
   Common stock, par value $.01; authorized
      43,890,000 shares, issued and outstanding
      11,502,289 and 8,322,229 shares, respectively       117,897       109,898
   Additional paid-in capital                          28,024,024    27,097,419
   Accumulated deficit                                (25,531,492)  (21,190,663)
                                                     ------------   ------------
      TOTAL STOCKHOLDERS' EQUITY                        2,620,739     6,026,964
                                                     ------------   ------------
                                                       $8,546,202   $11,715,083
                                                     ------------   ------------
                                                     ------------   ------------

See Notes to Financial Statements

                        VISTA INFORMATION SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                         NINE MONTHS ENDED
                                                           SEPTEMBER 30,
-------------------------------------------------------------------------------
                                                        1996           1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                            ($4,340,829)    ($5,702,425)
Adjustments to reconcile net loss to net
 cash used in operating activities:
  Depreciation and amortization                       3,385,833       3,965,291

  Amortization of SIRROM warrant value                   55,769
  Changes in current assets and liabilities, net of
   effect of acquisition of VISTA
   (Increase) decrease in:
     Accounts receivable - trade                        402,293        (387,405)
     Prepaid expenses & other assets                   (299,488)       (121,417)
   Increase (decrease) in:
     Trade accounts payable                            (358,903)        (56,388)
     Accrued compensation and employee benefits        (267,924)        (81,807)
     Other current liabilities                          (57,682)       (123,421)
                                                     -----------     -----------
    NET CASH USED IN OPERATING ACTIVITIES            (1,480,931)     (2,507,572)
                                                     ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment and software                  (435,434)       (207,435)
  Additions to capitalized software development costs         0        (107,870)
  Decrease in other assets                                    0               0
  Cash acquired in acquisition of VISTA                       0          29,546
                                                     ------------   ------------
    NET CASH USED IN INVESTING ACTIVITIES              (435,434)       (285,759)
                                                     ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term obligations                    (277,928)       (197,337)
  Proceeds from long-term obligations                   322,168          78,101
  Proceeds from issuance of preferred stock                           2,499,020
  Net proceeds from note payable to bank               (909,626)        220,616
  Net proceeds from ISO note payable                    320,578
  Proceeds from SIRROM note payable                   2,341,857
  Proceeds from issuance of common stock                 99,914
                                                     ------------   ------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES         1,896,963       2,600,400
                                                     ------------   ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        (19,402)       (192,931)
  Cash and cash equivalents at beginning of period       21,027         223,913
  Cash and cash equivalents at end of period             $1,625         $30,982
                                                     ------------   ------------
                                                     ------------   ------------
SUPPLEMENTAL DISCLOSURES:
Value assigned to warrants related to note payable
to SIRROM                                              $648,000
Debentures and accrued interest converted to
common stock                                           $187,000

                       VISTA Information Solutions, Inc.

            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
               THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996
                                  (Unaudited)
-------------------------------------------------------------------------------

1.    BASIS OF PRESENTATION

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, the interim financial statements include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for interim periods presented. Operating results for the three months or nine months ended September 30, 1996 are not necessarily indicative of the operating results that will be achieved for the year or for any other period. These statements should be read in conjunction with the Company's Annual Financial Report on Form 10-K for the year ended December 31, 1995 and the Company's Quarterly Financial Reports on Form 10-QSB for the quarters ended March 31, 1996 and June 30, 1996.

2.    SIRROM FINANCING

      On April 30, 1996, the Company entered into an agreement with the SIRROM Capital Corporation for a $2,500,000 loan in the form of a 13.5 percent, five year, interest only note with warrants to purchase 5 percent of the fully diluted Common Stock at an exercise price of $0.01 per share. The Company assigned a value to the warrants of $648,179 based on the fair market value of the common stock at the date of grant. Accordingly, the note payable has been discounted by this amount and bears an effective interest rate of 22.4 percent.

3.    ISO LOAN

      In February, 1996, the Company entered into an agreement with ISO for a loan, not to exceed $500,000. Advances commenced during the first week of February 1996 in increments of $25,000 to $50,000. The Company borrowed $375,000, and repaid approximately $54,000. Under this agreement, advances bear interest at a rate of 1 percent per month on any outstanding amounts, including accrued interest and repayment was to be made during the last 6 months of 1996. The Company also has recorded a liability to ISO for reimbursement of costs incurred by ISO for the development of the Public Protection Classification (PPC) data layer of GUS in the amount of $487,500 which represents the maximum amount VISTA could be liable for under the terms of the agreement with ISO. The actual amount due to ISO is presently in dispute. According to a Supplemental Agreement to the Joint Services Agreement, if no agreement is reached by November 15, 1996, VISTA and ISO will begin arbitration. Once an amount is determined, the balance of the ISO loan, plus accrued interest, and the PPC liability will be combined into a new loan bearing an interest rate 1.5 percent per month. The total balance will be paid out of VISTA's share of GUS revenue to the extent that it exceeds $120,000 per month (under certain conditions, this monthly amount may be reduced to $200,000) until the balance, plus accrued interest is paid.

3.    NOTE PAYABLE TO BANK

      On September 30, 1996, the Company entered into a factoring agreement with Silicon Valley Bank. Transactions under the agreement are not treated as a sale of receivables due to the existence of repurchase obligations. The borrowings under this arrangement are collateralized by certain assets of VISTA, including accounts receivable. The borrowing arrangement allows the Company to borrow up to 80% of eligible receivables up to a maximum of $1,000,000. Outstanding amounts bear interest at the rate of 1.5% per month of all receivables used in the borrowing base. There are additional administrative fees of 1% per month charged by the lender based on the value of the receivables submitted for borrowing. The factoring agreement provides for decreases in the interest rate if certain sales forecasts are achieved.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1996 TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995

Revenue
      Total revenues decreased 6 percent from $2,277,000 for the three months ended September 30, 1995, to $2,145,000 for the three months ended September 30, 1996 and increased 16 percent from $5,553,000 for the nine months ended September 30, 1995, to $6,435,000 for the nine months ended September 30, 1996. The third quarter decrease was due to the loss of approximately $153,000 in revenue from certain product lines sold to BITI in February, 1996 and a decrease in environmental revenue of approximately $205,000 partially offset by increases in GUS revenue of approximately $226,000. The year-to-date increase was due primarily to increases in environmental revenue of approximately $1,014,000 (primary the due to the acquisition of VISTA Environmental on February 28, 1995) and increases in GUS revenue of approximately $452,000 offset by the loss of approximately $584,000 in revenue from certain product lines sold to BITI in February, 1996.

Gross Margin
      Gross margins increased from 62 percent of revenue for the three months ended September 30, 1995, to 77 percent of revenue for the three months ended September 30, 1996 and from 61 percent of revenue for the nine months ended September 30, 1995, to 76 percent of revenue for the nine months ended September 30, 1996. This increase was due to reduced payroll costs as a result of advances in production technology as well as from the sale of certain product lines (which generate lower gross margins than the GUS product) to BITI in February, 1996.

Operating Expenses
      Operating expenses decreased 10 percent from $3,375,000 for the three months ended September 30, 1995, to $3,041,000 for the three months ended September 30, 1996 and increased 1 percent from $8,808,000 for the nine months ended September 30, 1995 to $8,895,000 for the nine months ended September 30, 1996. The third quarter decrease was due primarily to a reduction of amortization charges relating to the valuation write-up recorded at the time of the VISTA Environmental acquisition, combined with reductions in research and development resulting from the gradual completion of projects for the GUS system and partially offset by an increase in sales, general and administrative expenses. The year-to-date increase was primarily due to increased sales, general and administrative expenses resulting from the VISTA Environmental acquisition partially offset by decreases in research and development and amortization expenses discussed above.

Interest Expense
      Interest expense was significantly higher in the third quarter of 1996 compared to 1995 due to increased borrowing particularly relating to the SIRROM loan financing (see liquidity and capital resources). The Company expects that interest costs will continue to increase in 1996 with an increase in overall debt levels as a result of financing transactions discussed below. Factors influencing this forward looking information are the Company's ability to obtain additional debt financing, the ability to generate positive cash flows from operations and fluctuations in interest rates.

      The Company had no taxable income and, accordingly, recorded no provision for income taxes during the quarter or the nine months ended September 30, 1996 and 1995.

      The effect of inflation on the Company's results has not been significant.

LIQUIDITY AND CAPITAL RESOURCES

      The Company currently has negative cashflow from operations and has been dependent on the raising of capital to fund continuing operations. From the beginning of the fiscal year through September 30, 1996, the Company has raised a total of $2.5 million in new long term debt and entered into a $1 million accounts receivable factoring agreement with Silicon Valley Bank. The Company has also obtained lease financing for equipment for approximately $400,000 and is seeking additional lease financing for software of approximately $100,000, although no assurance can be made that such financing will be available for reasonable terms, if at all.

      Net cash used in operating activities for the nine months ended September 30, 1996 was approximately $1,481,000 compared to $2,508,000 during the nine months ended September 30, 1995. The decrease in net cash used was caused primarily by an improvement in profitability and a decrease in trade accounts receivable offset by reductions in accounts payable and current liabilities as a result of financing transactions discussed below. The Company expects that cash used in operating activities should continue to decrease in future periods as current liabilities have been reduced substantially. This forward looking information could be impacted by the Company's ability to meet sales expectations and manage expenses although no assurances can be made that a level of profitability sufficient to achieve these reductions can be maintained.

      Net cash used in investing activities for the nine months ended September 30, 1996 was approximately $435,000 compared to $286,000 for the nine months ended September 30, 1995. The increase in cash used was due to an increase in purchases of computers and technological equipment partially offset by a reduction in capitalized software development resulting from the completion of certain projects for the GUS system. The Company has secured approximately $400,000 in equipment lease financing and expects to uses a substantial portion of this to acquire computer related equipment during the remainder of the year.

      Net cash provided by financing activities was approximately $1,897,000 during the nine months ended September 30, 1996, compared to $2,600,000 during the nine months ended September 30, 1995. Proceeds from the ISO, SIRROM and Silicon Valley Bank loans discussed below as well as new lease financing were the primary sources of cash provided in the first half of 1996. Proceeds from the issuance of Series D Convertible Preferred Stock in connection with the acquisition of VISTA Environmental was the major component of the cash provided by financing activities in 1995.

      In 1995, the Company received $446,000 from the sales of 16% subordinated convertible debentures. In December, 1995 and March, 1996, the Company defaulted on these obligations, as the required quarterly interest payments were not made. In May, 1996, the Company remedied this default by offering the holders the option to either (a) convert the debentures into Common Stock at a rate of $0.75 of principal balance to one share of Common Stock, or (b) extend the term of the debentures to March, 1997 with an option to convert the balance to common stock at 70 percent of the then market price of the Common Stock. One debenture holder elected to be repaid ($20,000 principal) and all other holders elected option (b). During the second quarter of 1996, eight debenture holders elected to convert their principal and accrued interest into common stock.
These transactions converted approximately $187,000 of debt and accrued interest into 393,000 shares of common stock.

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

      In February, 1996, the Company entered into an agreement with ISO for a loan, not to exceed $500,000. Advances commenced during the first week of February 1996 in increments of $25,000 to $50,000. The Company borrowed $375,000, and repaid approximately $54,000. Under this agreement, advances bear interest at a rate of 1 percent per month on any outstanding amounts, including accrued interest and repayment was to be made during the last 6 months of 1996. The Company also has recorded a liability to ISO for reimbursement of costs incurred by ISO for the development of the Public Protection Classification
(PPC) data layer of GUS in the amount of $487,500 which represents the maximum amount VISTA could be liable for under the terms of the agreement with ISO. The actual amount due to ISO is presently in dispute. According to a Supplemental Agreement to the Joint Services Agreement, if no agreement is reached by November 15, 1996, VISTA and ISO will begin arbitration. Once an amount is determined, the balance of the ISO loan, plus accrued interest, and the PPC liability will be combined into a new loan bearing an interest rate 1.5 percent per month. The total balance will be paid out of VISTA's share of GUS revenue to the extent that it exceeds $120,000 per month (under certain conditions, this monthly amount may be reduced to $200,000) until the balance, plus accrued interest is paid.

      On April 30, 1996, the Company entered into an agreement with the SIRROM Capital Corporation for a $2,500,000 loan in the form of a 13.5 percent, five year, interest only note with warrants to purchase 5 percent of the fully diluted Common Stock at an exercise price of $0.01 per share. The Company assigned a value to the warrants of $648,000 based on the fair market value of the common stock at the date of grant. Accordingly, the note payable has been discounted by this amount and bears an effective interest rate of 22.4 percent. This note is secured by the tangible and intangible assets of the Company. Proceeds have been used to retire amounts outstanding under the Company's factoring agreement and to pay down existing payables.

      On September 30, 1996, the Company entered into a factoring agreement with Silicon Valley Bank. Transactions under the agreement are not treated as a sale of receivables due to the existence of repurchase obligations. The borrowings under this arrangement are collateralized by certain assets of VISTA, including accounts receivable. The borrowing arrangement allows the Company to borrow up to 80% of eligible receivables up to a maximum of $1,000,000. Outstanding amounts bear interest at the rate of 1.5% per month of all receivables used in the borrowing base. There are additional administrative fees of 1% per month charged by the lender based on the value of the receivables submitted for borrowing. The factoring agreement provides for decreases in the interest rate if certain sales forecasts are achieved.

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

      None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.


ITEM 5.  OTHER INFORMATION

      On October 29, 1996, the Board of Directors for the Company elected Richard Freeman as a member of the Board. Mr. Freeman had previously served as a Board Observer for the Company. On that same date, Jay D. Seid was elected as Chairman of the Board.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 a)   Exhibits:

 b)   Reports on Form 8-K.

      None.

SIGNATURE

In accordance to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            VISTA INFORMATION SOLUTIONS, INC.
                                                               (REGISTRANT)

DATE: NOVEMBER 15 , 1996                     By  /s/E. Stevens Hamilton
                                                  E. Stevens Hamilton
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)

DATE: NOVEMBER 15, 1996                      By  /s/Brian Dean Conn
                                                  Brian Dean Conn
                                                  Controller
                                                  (Principal Accounting Officer)

                                  EXHIBIT INDEX
                                  -------------

  Exhibit
  Number                Description                    Location
 --------               -----------                    --------

   27.1                 Financial Data Schedule        Filed electronically