Form 10KSB40
period 1996-12-31
VISTA INFORMATION SOLUTIONS INC
filed 1997-04-15
CIK 888793

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                     FORM 10-KSB

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                     For the fiscal year ended December 31, 1996

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

          For the transition period from _____________ to ________________.

                             COMMISSION FILE NO.: 0-20312

                                _____________________


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

                             COMMON STOCK, $.01 PAR VALUE
                                 ____________________

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES  X    NO
                                              -----     -----
    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/.

    Revenues for the period ended December 31, 1996 were approximately
$8,387,000.

    As of April 9, 1997, 22,049,981 shares of Common Stock of the Registrant were deemed outstanding (assuming conversion of 976,433 shares of the Registrant's convertible voting preferred stock into 9,764,330 shares of Common Stock) and the aggregate market value of the Registrant's voting stock as of that date (based upon such assumed conversion into Common Stock and the average of the closing bid and asked prices of the Common Stock as of that date reported by the NASDAQ SmallCap Market), excluding outstanding shares beneficially owned by directors and executive officers, was approximately $9,583,673.

                         DOCUMENTS INCORPORATED BY REFERENCE

         Part III of this Annual Report on Form 10-KSB incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant's Proxy Statement for its 1997 Annual Meeting (the "1997 Proxy Statement").

                                        PART I


ITEM 1.  GENERAL DEVELOPMENT OF BUSINESS.

         VISTA Information Solutions, Inc. ("VISTA" or the "Company") provides environmental risk information and address-based hazard and risk classification information to bankers, engineers, insurance companies and corporations throughout the United States. VISTA is comprised of two primary product lines. The first, conducted principally in California, provides address and name based environmental risk information about properties and companies in the United States to bankers, engineers and corporations. The second, conducted principally in Minnesota, provides information on address-based hazard and classification information to property/casualty underwriters.

         The Company, originally known as DataMap, Inc. ("DMI"), was founded in 1975 to develop geographic-demographic analysis tools for business. From inception until 1995, the Company focused on developing its geocoding technologies (more fully explained below) and the related databases that provide small area demographic information and address-based hazard and classification information, and preparing geographically-based demographic reports used for direct marketing and real estate site location. The Company focused its initial selling efforts for its database services on the insurance industry through a joint venture arrangement with the Insurance Services Office, Inc. ("ISO"). In 1995, the Company expanded its product offerings by acquiring, through a wholly owned subsidiary, VISTA Environmental Information, Inc. ("VISTA Environmental"). The acquisition of VISTA Environmental expanded the Company's existing product line to include environmental risk information and significantly increased the marketing capability within the Company. On May 23, 1995, the Company changed its name from DataMap, Inc. to "VISTA Information Solutions, Inc."

         In early 1996, the Company sold the assets relating to three product lines to Business Information Technology, Inc. ("BITI"). These product lines included the Company's: (i) compliance products for the banking and mortgage industry, known as Census Traks Plus ("CTP"); (ii) desktop marketing products, known as MarketPro ("MP"); and (iii) custom mapping services, known as the Service Bureau business. As part of the asset sale, VISTA also granted certain non-exclusive licenses to BITI for use of the VISTA mapping module Geocoder 2.0 (hereinafter defined), the "DataMap" name (for a limited period of time) and ZIPR Extracts (hereinafter defined). The consideration provided to VISTA in connection with the sale includes various royalty payments on the products sold to BITI ranging from 5 percent to 25 percent of sales for a period of two years. BITI is controlled by Gary S. Mertz, the former Chief Executive Officer of the Company. Revenues related to these products sold and licensed were $875,100, $722,200, for the years ended December 31, 1995 and 1994 respectively. The book value of the assets sold were not significant.

         The Company was incorporated under the laws of the State of Minnesota in 1975. The Company's executive office is located at 5060 Shoreham Place, #300, San Diego, CA 92122, phone number (619) 450-6100.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

         The Company operates in a single industry segment: information services including environmental risk information and address-based hazard and classification information.

  NARRATIVE DESCRIPTION OF THE BUSINESS.

         VISTA provides environmental risk information and address-based hazard and classification information to bankers, engineers, insurance companies and corporations throughout the United States. VISTA is comprised of two primary product lines. The first, conducted principally in California, provides address and name based environmental risk information about properties and companies in the United States to bankers, engineers and corporations. The second, conducted principally in Minnesota, provides information on address-based hazard and classification information to property/casualty underwriters.

ENVIRONMENTAL RISK INFORMATION SERVICES

         The environmental risk information services portion of VISTA's business was organized with the goal of meeting the needs of bankers, engineers, corporations and others for environmental risk information relating to properties and companies in the United States. VISTA gathers and collects information from hundreds of federal, state, and local governmental agencies and stores such information in proprietary databases. From this information, the Company has developed a diverse family of products, each tailored for the unique needs of specific customer markets.

         INDUSTRY FOCUS. The need for environmental risk information originated with the enactment of the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) which imposes strict liability for the full cost of cleanup of environmentally contaminated property regardless of responsibility for the contamination or fault. The Superfund Amendments and Reauthorization Act of 1986 (SARA) established an "Innocent Landowner" defense which eliminated liability provided certain due diligence was performed before acquisition. One step in the process of satisfying the Innocent Landowners Defense requires routine, timely and complete searching of government records for notice of environmental risk. As a result of this legislation and additional enactments of state and federal environmental laws, banks, corporations, attorneys, insurance companies and environmental engineering firms have been and are continuing to seek efficient means to gather environmental information. The consulting engineering market segment has been serving bankers, developers, corporations and others by providing Phase I and Phase II site assessments and many other types of remediation and compliance review services. During 1993, the industry and its clientele adopted new standards, ASTM-E 1527 and E-1528, which, for the first time, provided clear guidelines for environmental due diligence in commercial real estate transactions. These guidelines require a search of government environmental records to check the known risks associated with a property. VISTA provides a set of software and services that meet the requirements set out in the standards. VISTA also provides environmental database reports to help this clientele conduct compliance audits, waste disposal audits, benchmark reviews and marketing for strategic planning programs.

         In addition to using environmental information to establish the Innocent Landowners Defense, the economic impact of environmental problems on properties and companies arises in a number of other contexts, all having potentially adverse effects on a company's finances. For example, banks are monitored by the FDIC as to impact of environmental risk on property values and the subsequent effect this has on the value of collateral and on the banks' financial stability. Also the federal securities laws require disclosure regarding the material effects of compliance with federal, state and local environmental laws and pending legal proceedings, and may require discussion of the impact of such compliance.

         DEVELOPMENT OF THE ENVIRONMENTAL DATABASE. As a result of the enactment of federal and state environmental laws and regulations during the 1970's and 1980's, various governmental agencies began collecting massive quantities of information about environmental contamination and the activities of businesses that could impact the environment. These governmental agencies continue to collect, update and enhance information on environmental issues. Each governmental agency, however, has different information that it provides and various media formats for the information collected. Furthermore, each governmental agency has its own database and communication process and updates its information on different timelines throughout the year. As a result of this lack of centralization of environmental information, environmental engineers, financial institutions and other companies did not have a cost-effective, timely way to gain access to this extensive environmental risk information directly from the governmental sources. The need for this information has greatly increased since the 1970s and 1980s as a number of judicial, statutory, regulatory and economic factors have encouraged participants in the real estate markets (including owners, operators, lenders and insurers) to demand such information to avoid potentially catastrophic environmental cleanup liability.

         In response to this need, VISTA has developed a national database containing environmental information on approximately 3.5 million facilities and properties by gathering information from more than 500 public sources. On an annual basis, VISTA regularly processes approximately 50 million environmental records from such sources, with approximately 50,000 facilities or properties added or deleted each month. VISTA has developed this database using its proprietary geographic information systems capabilities, and has also created on-line distribution channels.

         PRODUCT LINES. The Company has developed a diverse family of products, each tailored for the unique needs of specific customer markets. The following depicts the broad categories of current VISTA products organized by general application.

         REAL ESTATE TRANSACTION SCREEN REPORTS ("RETSR"). RETSRs are specifically designed to provide easy to understand, basic environmental hazard data about a specific piece of property and its immediate surrounding area. RETSRs come in a variety of formats, from a single page screen to a more detailed data report containing a map depicting the property and risk discovered. These reports give the client the ability to identify environmental hazards from public records with a low price screening tool and add more layers of detail (and higher prices) as the need is discovered. All VISTA RETSRs conform to the "Government Records Search" element of the ASTM standards.

         SITE ASSESSMENT REPORTS ("SAR"). SARs are designed specifically for the environmental engineering market and are consistent with the ASTM-E 1527 standards. These reports provide a quick and accurate, low cost supplement to the "Phase I" site assessment process which is the common standard in all commercial real estate transactions. VISTA supports these clients with additional information obtained from third parties including Sanborn historical maps, topographical maps, aerial photos and chain of title records.

         COMPLIANCE REPORTS. In addition to map based reports, the RETSR and SAR, VISTA offers a full line of compliance reports which provide extensive information about operational compliance with all the major pieces of environmental legislation including the Clean Air Act, as amended, Clean Water Act, as amended, Resource Conservation and Recovery Act of 1976, Occupational Safety and Health Act of 1970, Toxic Substances Control Act and several others. Compliance reports can be prepared for a specific facility or an entire company including all its facilities. Clients may order these reports to audit their own facilities, for vendor audits or for acquisition analysis and due diligence. Pricing is based on the number of facilities and the level of detail the customer requests. During 1995, VISTA began offering a new line of compliance reports which allow companies to compare their environmental records with those of competitors, or other companies in the same geographic area. The studies normally include comparisons of compliance records, remediation requirements, Superfund responsibility, toxic release reporting and waste minimization efforts. Major companies seeking ISO 14000 certification can use this product to establish a baseline from which to measure future operational improvements. Others can use it for setting internal goals and management incentives, or for demonstrating superior performance to regulators, investors and other constituencies.

         VISTAEXPRESS-TM-. In order to facilitate the distribution of the various transaction reports, including, for example, an electronic image of a SAR report, VISTA has developed a proprietary on-line system, VISTAEXPRESS that electronically delivers products directly to customer workstations. VISTAEXPRESS provides users the opportunity to order, retrieve, and query the status of their orders. This service is typically used by customers in all of VISTA's market segments who prefer faster delivery and the benefits of electronic interchange with the Company as its principle means of doing business.

         VISTA INFONET-TM-. A new generation of VISTAEXPRESS, utilizing
Internet technology and access is being deployed to service clients on the Internet. This new service is commercially known as VISTA INFONET. Clients who have established INFONET accounts are given special access to the VISTA Internet Website where they are able to order certain VISTA reports and receive an electronic file of the report via their Internet Email which can be printed or archived.

         STARVIEW-TM-. The Company has developed an "off-the-shelf" family of Windows based products known as STARVIEW. The various modules of STARVIEW bring the power of VISTA risk information and VISTA reports to the desktop of the customer. Currently VISTA sells three modules in the STARVIEW suite:

         1. REAL ESTATE. The Real Estate module is used to prepare Site Assessment and Transaction Screen radius reports which provide a concise review of known and potential environmental risk associated with a specific property and surrounding area. Standard Real Estate report templates conform to or exceed ASTM standards for government record searches. Reports using extended radii or user-specified search criteria can also be easily defined and prepared.

         2. TSDF PERFORMANCE. The TSDF Performance Monitor module is a cost-effective way to screen and evaluate waste handler performance. The Performance Monitor contains more than 650 complete TSDF audits. It allows users to benchmark performance between TSDFs, or monitor changes within individual facilities as new information is released. The Performance Monitor is also valuable in identifying what generators use specific TSDFs and evaluating potential deep pocket" exposure.

         3. SEARCH!. The SEARCH! module is an entirely new tool for environmental risk managers and provides immediate desktop access to the 3.5 million record VISTA database. Clients use the SEARCH! module for both risk management and business development, and have the ability to screen environmental risk associated with specific companies, properties, or geographic areas.

         CUSTOMER BASE. VISTA's customer base for environmental information services include consulting engineers, financial institutions, law firms, real estate finance companies, insurance companies and major corporations nationwide. VISTA's products are sold directly to its customers and through well-established resellers, including Reed Elsevier's Lexis-Nexis services, Equifax Insurance & Special Services, Marshall and Swift Publications Co. VISTA's products have an exclusive endorsement by the American Bankers Association and many state banking associations.

         SALES AND MARKETING. VISTA markets its environmental information services and products through direct sales and through value-added resellers and other strategic relationships mentioned above. VISTA has approximately 11 direct sales representatives in 8 cities. These sales representatives target the banking, corporate and engineering markets and are supported through regional sales centers in Philadelphia and San Diego. The sales force is supplemented by the value-added resellers described above and other sales agents.

         COMPETITION. The Company believes that the principal competitive factors in the environmental information services business are price, accuracy and completeness of data, readability of reports and the speed and ease of delivery. While the Company competes on the basis of each of these factors, management believes that the Company's primary competitive strengths in the environmental information services business are the accuracy and completeness of its data, the readability of its reports and the speed and ease of delivery particularly through the STARVIEW suite of products.

         VISTA is aware of only two other firms with national environmental database services and numerous small local companies focused on a single state or regional market. These national competitors are Environmental Data Resources, Inc. ("EDR") and Environmental Risk Information & Imaging Services ("ERIIS"). In addition to the two national competitors, there are a number of smaller regional and local competitors. These firms often originate out of an environmental engineering background, focus on a city, state or small region and have their strength in understanding the local available data sources.

GEOGRAPHIC INFORMATION SERVICES

         The Company's second line of business had its origin in 1975 and has focused on the development of geographic-demographic data analysis tools for businesses. Supporting this business line, the Company has developed a proprietary service known as the Geographic Underwriting System ("GUS-Registered Trademark-") which delivers address-based hazard and classification information to property/casualty insurance underwriters. GUS provides insurance underwriters and loss control groups of insurance companies with on-line or batch access to a series of reports presenting specific classification and hazard information about the property to be insured. The Company's geo-demographic information databases, technological understanding and techniques of geographic information processing provide the basis for its current products. Additional insurance information layers can be added to the Company's current GUS service offering due to the application's modular design.

         The Company's GUS services are the subject of an exclusive arrangement with ISO, a company providing services to approximately 1,400 participating property/casualty companies which collectively write approximately 80 percent of all property and casualty insurance in the United States. In October 1992, the Company and ISO entered into a 15-year mutually exclusive contract with a five year extension option to offer a national system to electronically provide geographically based information to insurers (the "ISO Agreement"). The GUS project links the Company's geographic information systems technology with ISO's insurance underwriting and other insurance information. Under the provisions of the ISO Agreement, the Company provides its GUS software and support and ISO provides contract administration and marketing of the product to its customer base. Generally, the Company and ISO share project revenues equally. Both companies also equally share the incremental costs of GUS project development through the term of the ISO Agreement, which include costs incurred to date in connection with the development of the Public Protection Classification Layer (see " -- Product Lines", below).

         INDUSTRY FOCUS. In the geographic information service area, the Company focuses primarily on the property/casualty insurance industry for sales of its products through ISO. The Company believes that the implementation of GUS service can improve a property/casualty insurer's underwriting process by reducing the number of misclassifications due to human error, reduce the amount of personnel time involved in the underwriting process, and provide an objective measure which will support the insurer in defending rate determinations before state insurance commissioners and consumer groups. In addition, GUS services provide a total package of risk information that the Company believes is not presently available on-line or in an easily accessible electronic format.

         DESCRIPTION OF THE DATABASE. GUS contains two principal databases that provide information to the Company's customers: (i) insurance hazard data (the "Hazard Database") and (ii) road, street and postal database (the "Road Database"). The Hazard Database is structured geographically as well as by the type of hazard (e.g. crime ratings, auto territories, windstorm, extended coverage zones, public protection classifications, earthquake risk and fire districts) and includes information for all 50 states and the District of Columbia. The Road Database contains two sources of "raw data," the digital map of the United States - TIGER ("Topologically Integrated Geographically Encoded Referencing System") which is produced by the Census Bureau of the U.S. Department of Commerce and the AMS II database produced and maintained by the United States Postal Service ("USPS").

         Both of the GUS databases are updated periodically throughout the calendar year based on the source of the raw data. For the Hazard Database, much of the input data is processed on a monthly basis. At a minimum, all "hazard types" are updated annually. Most of the insurance-specific data is updated through a process of collection, assessment, classification, normalization, formatting, dataset archiving, and uploading activities for test and production systems.

         The Road Database is generally updated on an quarterly basis. AMS II is generated and released monthly by the US Postal Service; however, the processing of those updates into the Company's Road Database requires significant integration. To accomplish this integration, the Company has developed a proprietary system, ZIPR, that integrates both the TIGER files and the USPS files, automatically normalizing, matching, correcting, filling in, and inferring information. ZIPR also links the raw databases. This process ultimately produces a geographically complete, current and consistent data structure, capable of accurately locating "postal compliant" addresses in the United States. Then, ZIPR links the raw databases and performs quality assurance testing. The Road Database that is uploaded into GUS is, in fact, an extract of the entire master database created and maintained within ZIPR. With each update, the Road Database consists of the "most current" road names, street positions and postal data all optimally structured for the address matching and query process portion of a GUS transaction.

         As additional opportunities are identified, the Company intends to evaluate adding additional hazard database layers to GUS to complement the existing Hazard Database and the Road Database and thereby provide "one-stop shopping" for insurance underwriting information. For example, the company released a new "Earthquake Information Layer" in 1996 that provides underwriters with important earthquake-related data.

         DESCRIPTION OF THE UNDERLYING TECHNOLOGY. Central to the development of the information database is a process called geocoding. Geocoding is the ability to accurately process a street address and convert this address to a latitude and longitude coordinate pair. If it is not possible (because of incomplete or inaccurate raw data from either TIGER or the USPS) to assign unique coordinates to an individual address, the Company's geocoding process will assign latitude/longitude coordinates corresponding to its street range, postal carrier route, zip code or city centroid. The Company believes that the resulting geocode assignments offer the broadest coverage available of any competitive geocoding technology. The Company has developed proprietary software that performs this geocoding function ("Geocoder 2").

         GUS is intended to deliver location-specific risk information to insurance underwriters via the proprietary electronic network operated by ISO ("ISOTEL") and may be accessed by either telecommunication or batch processing. GUS information can also be accessed by subscribers of the Equifax Insurance Services information network which has a direct on-line link to the ISOTEL network. Insurance company subscribers are connected directly to GUS service through an office terminal utilizing ISOTEL. The process to connect to ISO's network is easy and is used regularly by many ISO participating companies. In batch mode, large numbers of property location addresses are submitted for processing to ISO and are performed during off-peak hours by ISO as they generally require considerable computer time and produce a large number of reports. The reports requested are written to tape and returned to the insurance company. While batch processing generally has a lower per-transaction cost, the application of batch processing is more limited, often involving industry analyses or audit functions.

         The primary computer system for processing GUS service transactions is capable of processing up to 15,000 transactions per hour. The primary system located at ISO's data processing facility has a functionally equivalent back-up system capable of assuming the transaction load for GUS service within one hour of a failure of the primary system. VISTA maintains the back-up system at its Minnesota location and is connected to the ISO network with a dedicated communication line.

         As an alternative to receiving access to GUS through the ISO electronic network, the Company has developed a "flat file version" of GUS to market to insurance companies that have developed their own application software. The flat file version of GUS, or ZIP+GUS, is a pre-processed geographic file to which the Company appends all of the hazard layer ratings and classifications found in the standard on-line GUS. Using standard database look up software or the insurance company's own application software, the user can submit addresses to the system and obtain GUS ratings and classifications. ZIP+GUS converts GUS information into a database that can be incorporated into the insurance company's internal MIS operations. Development of the "flat file version" of GUS for a customer requires customization to the customer's specific needs as each customer typically requests different GUS layers for its system.

         PRODUCT LINES. GUS currently provides the following information layers to insurance companies:

         PUBLIC PROTECTION CLASSIFICATION LAYER (AVAILABLE IN 49 STATES) ("PPC"). PPC reports provide the following information to the insurance company:
(i) ISO standard protection classification; (ii) fire district name; (iii) name of and distance to nearest fire station (measured in tenths of miles); (iv) water supply type; and (v) revision dates for all data and confidence factors for measured distances;

         AUTO LAYER (AVAILABLE IN 50 STATES). GUS's Auto Layer provides the following information: (i) ISO territory classifications; (ii) drive distances for up to two work addresses; and (iii) revision dates for all data and confidence factors.

         WIND LAYER (AVAILABLE IN 50 STATES). GUS's Wind Layer provides the following information: (i) ISO extended coverage zone (residential and commercial); (ii) ISO extended territory code (residential and commercial);
(iii) wind pool eligibility; (iv) distance to nearest large body of water and ocean or gulf; (v) five historical wind storm events closest to the insured property, date of occurrence and measured wind speed; and (vi) revision dates for all data and confidence factors for measured distances.

         CRIME LAYER (AVAILABLE IN 50 STATES). GUS's Crime Layer provides the following information: (i) composite crime rating factor; (ii) arson rating;
(iii) motor vehicle theft rating; (iv) robbery rating; (v) aggravated assault rating; (vi) burglary rating; (vii) personal crime index; (viii) property crime index; and (ix) revision dates for all data.

         EARTHQUAKE LAYER. The GUS Earthquake Layer is particularly important to the California market and provides the following information: (i)ISO and California DOI earthquake zones; (ii) risk index (iii) soil type, landslide, liquefaction, and ground failure risk; (iv) five closest faults with related data; and (v) site seismity.

         MISCELLANEOUS LAYERS. The Company also provides an information layer that identifies California property that is located in brush fire zones and an information layer providing windpool data in 8 states,.

         CUSTOMER BASE AND SALES AND MARKETING. GUS is currently being marketed to the insurance industry exclusively through the ISO Agreement. Under the terms of the ISO Agreement, a national sales force employed by ISO is responsible for sales of the Company's GUS services to members of ISO. The Company supports ISO's sales efforts by providing sales and technical training presentations for ISO personnel, assisting ISO field sales representatives in preparing proposals, participating in joint field sales calls and sharing resources with ISO at industry trade shows and conferences.

         The Company estimates that the selling and implementation cycle for GUS service to a typical insurance company takes approximately six to nine months. Implementation of GUS requires an insurance company to make a commitment to alter its current way of doing business. For example, a majority of insurance companies do not currently collect work addresses on auto policy applications therefore making it difficult to calculate drive distances.

         COMPETITION. Given the exclusive nature of the ISO Agreement, the Company believes that it does not have any direct competitors for sales through ISO utilizing the GUS software. Certain of the GUS layers, or subfiles, do have competitors, however, the Company does not believe that there are any competitors that presently offer an on-line hazard and risk data service comparable to that offered by GUS. No assurance can be given, however, that competing services will not be developed in the future.

PRODUCT REVENUES AND SIGNIFICANT CUSTOMERS

         For the fiscal year ended December 31, 1996, environmental risk information service revenues comprised 88 percent of total revenues, with the balance comprised of geographic information services revenues. For the fiscal year ended December 31, 1995, environmental risk information service revenues comprised 84 percent of total revenues, with the balance comprised of geographic information services revenues. For all prior periods, product revenues consisted solely of geographic information services revenues. No single end user customer represented more than 10 percent of the Company's total sales for the year ended December 31, 1996.

RESEARCH AND DEVELOPMENT

         Research and development expenditures were approximately $498,000 and $1,010,000 for the years ended December 31, 1996 and 1995, respectively. Research and development costs include database building and digitizing costs and amounted to approximately $183,000 and $623,000 for the years ended December 31, 1996 and 1995, respectively and the development of new operating systems for the environmental system of approximately $259,000 and 387,000 respectively. To date, the Company's research and development activities related to the development of GUS services and the development of new products, have been conducted at its offices in Edina, Minnesota.

         The Company has expended approximately $7.6 million to date on developing the GUS technology and related information layers. Since the completion of the PPC layer, the Company has not, and does not expect to make significant development expenditures for the existing risk information layers in 1997 except for maintenance of the software and update to the existing layers.

EMPLOYEES

         As of December 31, 1995, the Company had 148 full time employees including 75 employees in operations, 43 employees in sales and marketing, 18 employees in research and development and 12 employees in finance and administration. On December 31, 1996, as a result of the sale of certain assets to BITI and further streamlining efforts, the Company had decreased its operating size to 130 full time employees including 64 employees in operations, 33 employees in sales and marketing, 19 employees in research and development and 14 employees in finance and administration.

         No Company employee is currently represented by labor unions and the Company is not a party to any collective bargaining agreement. The Company has never been subject to any form of work stoppage or strike and has not experienced any labor difficulties. Management believes that its employee relations are good.

PATENTS, COPYRIGHTS AND TRADEMARKS

         The Company's business is dependent upon its ability to gather, manipulate and report publicly available data through the use of proprietary techniques. Although management believes that the Company's business is not significantly dependent upon patent protection, the Company has investigated possible patent protection for several of the software techniques used in the development of its geographic databases. To date, the Company has no patents and has made no patent applications.

         The Company has registered trademarks of "DataMap-Registered Trademark-," which registration term expires on August 13, 2001, and "CAM-1+-Registered Trademark-," which registration term expires on April 30, 2001, and has registered the service mark "GUS-Registered Trademark-" which registration term expires on August 11, 2002

         The unregistered trademarks and service marks which are used by the Company are ZIPR-TM-, Geosurance-TM-, VISTAEXPRESS-TM-, VISTA Information ExpressWay-TM-, VISTA INFONET-TM-, TSDMonitor-TM-, TSDF Performance Monitor-TM-, QuickSite-TM-, STARVIEW-TM-, SEARCH!-TM- Business Trac-TM- and Business Traks-TM-. In connection with the sale of assets to BITI in early 1996, the Company sold rights in the unregistered trademarks Census Traks Plus-TM-, Census Traks Collect-TM- and MarketPro-TM-. As part of the asset sale, the Company also granted BITI a non-exclusive license to use the "DataMap-Registered Trademark-" name for one year from the date of purchase.

  FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES.

         The Company's operations are conducted within the United States, and no material portion of the Company's revenues is generated by export sales.

 ITEM 2.  DESCRIPTION OF PROPERTIES

         The Company's principal executive offices and environmental risk information services operations are located at 5060 Shoreham Place, San Diego, California. The Company leases approximately 18,500 square feet of space at this facility pursuant to a lease expiring in December, 1997. The lease for this facility provides for rent of approximately $26,000 per month, subject to increase on an annual basis not to exceed 5 percent per year. The Company also pays a pro rata share of operating expenses associated with this space.

         The Company also leases approximately 6,300 square feet of space at 4510 W. 77th Street, Edina, Minnesota for its geographic information services operations pursuant to a lease executed June 1996 and expiring in April, 2001. The lease for this facility provides for rent of approximately $3,300 per month, subject to increases in years three and five of $525 per month each. The Company also pays a pro rata share of taxes associated with this space.

         The Company leases approximately 4,100 square feet of office space located at 5 Sarnowski Drive, Glenville, New York, for a data center and sales office for its environmental information business pursuant to a lease executed January, 1997 expiring in December, 2001. The lease for this facility provides for rent of approximately $3,900 per month, subject to increases in years two through five of $120 per month each year.

         The Company also leases approximately 1,000 square feet of office space located at 559 W. Uwchlan Avenue, Exton, Pennsylvania, as a sales office for its environmental information business pursuant to a lease expiring in February, 1998. The lease for this space provides for rent of approximately $1,300 per month .

ITEM 3.   LEGAL PROCEEDINGS

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the security holders of the Company during the quarter ended December 31, 1996.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Company, their ages and the offices held, as of March 25, 1997 are as follows:

           Name                     Age    Current Position with Company
           ----                     ---    -----------------------------
           Thomas R. Gay            51     President, Chief Executive Officer
                                           and Director

           E. Stevens Hamilton      63     Chief Financial Officer, Secretary

           Howard Shuster           46     Vice President, Sales

           Donald R. Coley          50     Vice President, Marketing

           Arnold E. Jensen         49     Vice President and Manager, VISTA
                                           Information Center

           James Mauch              43     Vice President, Market Development

           Mark F. Cautone          39     Vice President, Product Development

         THOMAS R. GAY has been the President and Chief Executive Officer of the Company since February 1995. Mr. Gay was a co-founder of VISTA Environmental and served as the President and CEO of VISTA Environmental from August 1991 to February 1995. From 1988 to August 1991 Mr. Gay served as President of National Decision Systems, a company involved in marketing information products, databases and software, which he also co-founded.

         E. STEVENS HAMILTON has been the Chief Financial Officer of the Company since January 1996. From January 1995 to December 1995, Mr. Hamilton provided consulting services to emerging high technology companies under the sponsorship of the High Technology Resource Center of San Diego. From 1991 to January 1995, Mr. Hamilton was the Chief Financial Officer of SECOR International, Inc., an environmental engineering and information technology consulting company. In addition to serving as the Company's Chief Financial Officer, Mr. Hamilton continues to provide consulting services to emerging businesses on a part-time basis.

         HOWARD SHUSTER has been the Vice President of Sales of the Company since September 1996. Mr. Shuster previously served as Vice President of Sales for IHS Engineering, Englewood CO. During his 19 year career with IHS Mr. Shuster held numerous management positions including service as President of Logicraft, Nashua, NH, an IHS subsidiary.

         DONALD R. COLEY has been Vice President of Sales & Marketing since
February 1995.   From February 1992 to February 1995, Mr. Coley was employed in a similar position with DMI. From 1989 to February 1992, Mr. Coley served as a principal of KDC Enterprises, a manufacturer of floral products. Mr. Coley also served as a consultant for Aegis Management Group, a marketing consulting firm, from 1987 to February 1992.

         ARNOLD E. JENSEN has been Vice President and Manager, VISTA Information Center since February 1995. From 1990 to February 1995, Mr. Jensen was employed by VISTA Environmental as Vice President and Manager, VISTA Information Center. Prior to 1990, Mr. Jensen was Vice President of Irving Trust Company, serving as a manager in the areas of corporate finance consulting, mergers and acquisitions, marketing research and customer service.

         JAMES MAUCH has been Vice President of Market Development since February 1995 and, since January 1996, has been responsible for the company's GIS operations. From February 1992 to February 1995, Mr. Mauch was employed in various capacities by VISTA Environmental relating to sales and market development, including Vice President of Marketing. Prior to February 1992, Mr. Mauch was employed by Environmental Audit, Inc. as Vice President of Sales and Marketing.

         MARK F. CATONE has been Vice President of Product Development since
November 1996.   Mr. Catone previously served as Vice President of Systems
Development and Product Marketing for National Decision Systems, a San Diego-based division of Equifax, Inc., Atlanta, GA. Mr. Catone began with Equifax in June 1985.

                                       PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is currently traded on the NASDAQ SmallCap Market under the symbol "VINF. The following table sets forth, for each of the quarters indicated, the range of high and low bid quotations for the Company's Common Stock. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.


     QUARTER ENDED                                   HIGH               LOW
     -------------                                   ----               ---
     FISCAL 1995
              Quarter Ended March 1995            $2.0000           $0.8750
              Quarter Ended June 1995              1.6250            1.0000
              Quarter Ended September 1995         1.3125            0.8750
              Quarter Ended December 1995          1.1875            0.4220
     FISCAL 1996
              Quarter Ended March 1996            $0.8750           $0.3750
              Quarter Ended June 1996              2.2500            0.6250
              Quarter Ended September 1996         2.1250            0.6875
              Quarter Ended December 1996          1.0000            0.6875


         As of April 9, 1997, the Company's transfer agent reported approximately 600 holders of record.

         The Company has never paid any cash dividends on its Common Stock. The Company currently intends to retain any future earnings to fund the development of its business and does not anticipate that it will pay cash dividends on its Common Stock in the foreseeable future. Additionally, agreements with various lenders restrict the Company's ability to pay cash dividends.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis provides information that the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the financial statements and footnotes which appear elsewhere in this Report.

         VISTA provides environmental risk information and address-based hazard and classification information to bankers, engineers, insurance companies and corporations throughout the United States. The Company, originally known as DataMap, Inc. ("DMI"), was founded in 1975 to develop geographic-demographic analysis tools for business ("GIS"). Supporting this business line, the Company has developed a proprietary service known as the Geographic Underwriting System ("GUS-Registered Trademark-") which delivers address-based hazard and classification information to property/casualty insurance underwriters. GUS provides insurance underwriters and loss control groups of insurance companies with on-line or batch access to a series of reports presenting specific classification and hazard information about the property to be insured. The Company's geo-demographic information databases, technological understanding and techniques of geographic information processing provide the basis for its current products. Additional insurance information layers can be added to the Company's current GUS service offering due to the application's modular design.

         On February 28, 1995, DMI acquired all the outstanding common stock of VISTA Environmental Information, Inc. ("VISTA Environmental") in exchange for newly issued common and preferred shares of DMI. The acquisition of VISTA Environmental expanded the Company's existing product line to include environmental risk information and significantly increased the marketing capability within the Company. VISTA Environmental provides address and name based environmental risk information about properties and companies in the United States to bankers, engineers and corporations. On May 23, 1995, the Company changed its name from DataMap, Inc. to "VISTA Information Solutions, Inc."

         In early 1996, the Company sold the assets relating to three product lines to Business Information Technology, Inc. ("BITI"). These product lines included the Company's: (i) compliance products for the banking and mortgage industry, known as Census Traks Plus ("CTP"); (ii) desktop marketing products, known as MarketPro ("MP"); and (iii) custom mapping services, known as the Service Bureau business. As part of the asset sale, VISTA also granted certain non-exclusive licenses to BITI for use of the DataMap mapping module, Geocoder
2.0 (hereinafter defined), the use of the "DataMap" name for a limited period of time and ZIPR Extracts (hereinafter defined). The consideration provided to VISTA in connection with the sale includes various royalty payments on the products sold to BITI ranging from 5 percent to 25 percent of sales for a period of two years. BITI is controlled by Gary S. Mertz, the former Chief Executive Officer of the Company. Revenues related to these products sold and licensed were $875,100, $722,200 for the years ended December 31, 1995 and 1994 respectively. Royalty payments for 1996 were not significant.

RESULTS OF OPERATIONS

COMPARISON OF THE TWELVE MONTHS ENDED DECEMBER 31, 1996 TO THE TWELVE MONTHS ENDED DECEMBER 31, 1995.

         REVENUE. Total revenues increased 7 percent from $7,840,000 for the year ended December 31, 1995, to $8,387,000 for the year ended December 31, 1996. A substantial factor for the increase in revenue was the inclusion of only ten months of revenue for VISTA Environmental for the period ended December 31, 1995 following its acquisition on February 28, 1995. Revenues for VISTA Environmental decreased 5 percent for the ten month period ended December 31, 1996 totaling $6,254,000 compared to $6,610,000 for the ten month period ended December 31, 1995. This decrease was primarily due to price erosion in the engineering market. GIS revenues increased 18 percent, totaling, $1,004,000 for the year ended December 31, 1995 compared with revenues of $1,230,000 for the year ended December 31, 1996. The increase in GIS revenues was due to increases in revenue for the GUS product offset by decreases due to the sale of certain product lines to BITI in February 1996. GUS revenues increased 151 percent, totaling $355,000 for the period ended December 31, 1995 compared with $890,000 for the period ended December 31, 1996. The increase in GUS revenue was the result of increased marketing efforts by ISO to sign contracts with significant insurance underwriters and the completion of database layers within the GUS system.

         GROSS MARGIN. Gross margins increased 21 percent from $4,814,000 for the period ended December 31, 1995 to $5,813,000 for the period ended December 31, 1996. This increase was due primarily to the inclusion of only ten months of revenue and costs for VISTA Environmental for the period ended December 31, 1995 combined with an increase in GUS revenue. Gross margin as a percentage of sales increased from 61 percent for the year ended December 31, 1995 compared to 69 percent for the year ended December 31, 1996. This increase was due to the sale of certain assets to BITI in February 1996 which have a higher cost of sales combined with an increase in GUS revenue which was proportionally higher than the increase in total revenue. GUS revenue typically has a very low cost of sales. Some cost reductions associated with environmental risk information revenue as a result of technological advances also contributed to the improvement in gross margins.

         OPERATING EXPENSES. Operating expenses decreased 1 percent from $11,481,000 for the year ended December 31, 1995, to $11,411,000 for the year ended December 31, 1996. This decrease is primarily due to lower research and development costs associated with the GUS system as development of the PPC data layer nears completion. Selling, general and administrative expenses were also substantially reduced as a result of management's efforts to consolidate administrative functions between the Edina, MN office and the Company's headquarters in San Diego, CA. These reductions were partially offset by the inclusion of only ten months of operating expense for VISTA Environmental including amortization on the acquisition of technology and environmental databases for the period ended December 31, 1995.

         INTEREST EXPENSE. Interest expense increased 113 percent from $404,000 for the year ended December 31, 1995, to $910,000 for the year ended December 31, 1996. A factor in the increase of interest expense was the inclusion of only ten months of interest for VISTA Environmental for the period ended December 31, 1995 following its acquisition on February 28, 1995. Increased borrowing and interest amortization charges associated with warrants issued with the SIRROM note payable are also significant factors in the increase in interest expense

         INFLATION. The Company's management believes that inflation has not had a material effect on the Company's results of operations or financial condition.

LIQUIDITY AND CAPITAL RESOURCES

         The Company currently has negative cash flow from operations and is dependent on the raising of capital to fund continuing operations. As discussed below, the Company anticipates raising sufficient capital in 1997 to fund its operations.

         Net cash used in operating activities for the twelve months ended December 31, 1996 was approximately $1,234,000 compared to $2,806,000 during the twelve months ended December 31, 1995. A decrease in net loss before by depreciation and amortization charges and decreases in trade receivables were the primary reasons for the 56 percent decrease in cash used in operating activities. Revenues for the GUS product are generally received within 10 to 15 days of the end of the month in which they are earned. An increase in GUS revenues in relation to total revenue contributed to improved receivables performance. The environmental risk information services typically experience low accounts receivable turnover, as the Company often receives payment only when its customers receive payment on a given project. However, in 1996, turnover has improved as a result of an increase in subscription based revenue. Current liabilities decreased in 1996 as the Company began paying vendors closer to payment terms with the addition of long-term debt financing.

         Net cash used in investing activities for the twelve months ended December 31, 1996, was approximately $380,000 compared to $274,000 for the twelve months ended December 31, 1995. The Company has invested substantially in computers, software and other technological equipment over the last twelve months to accommodate the requirements of newer operating systems and software development tools.

         Net cash provided by financing activities was approximately $1,650,000 as a result of proceeds from long-term debt during the twelve months ended December 31, 1996, compared to $2,877,000 as a result of proceeds from the sales of preferred stock during the twelve months ended December 31, 1995.

         On April 30, 1996, the Company entered into an agreement with the SIRROM Capital Corporation for a $2,500,000 loan in the form of a 13.5 percent, five year, interest only note with warrants to purchase 1,247,582 shares of Common Stock at an exercise price of $0.01 per share with additional warrants to be issued for the purchase of 497,776, 603,018 and 749,292 on the anniversary date of the loan in years 3, 4 and 5 respectively. The Company assigned a value to the warrants of $648,179 based on the fair market value of the warrants at the date of grant. Accordingly, the note payable has been discounted by this amount and bears an effective interest of 26 percent. This note is secured by the tangible and intangible assets of the Company. Proceeds have been used to retire amounts outstanding under the Company's previous factoring agreement and to pay down existing payables.

         The Company had an accounts receivable factoring agreement with Silicon Valley Bank which was retired in April 1996, following receipt of funds under the SIRROM loan. In September 1996, the Company entered into another factoring agreement with the bank. Transactions under the agreement are not treated as a sale of receivables due to the existence of repurchase obligations. The borrowings under this arrangement are collateralized by certain assets of VISTA Environmental. The borrowing arrangement allows the Company to borrow up to 80 percent of eligible receivables up to a maximum of $1,250,000. Proceeds from the loan bear interest at the rate of 1.5 percent per month. There are additional administrative fees of 1 percent per month charged by the lender based on the value of the receivables submitted for borrowing. The factoring agreement provides for decreases in the interest rate if certain sales forecasts are achieved.

         The Company has outstanding $898,928 of convertible subordinated debentures assumed in the acquisition of VISTA Environmental. The debentures are convertible into Series C Preferred Stock ("Series C Preferred Stock") at a rate of $16.72 per share. At December 31, 1995, the debentures, including accrued interest, were convertible into approximately 74,000 shares of Series C Preferred Stock and were due in January 1996. In January 1996, the Company did not repay the debentures. As a result, under the terms of the debentures, the repayment date was extended to January 1997 and the debenture holders received, in aggregate, warrants for the purchase of 3,732 shares of Series C Preferred Stock at $16.72 per share. In January, 1997, the Company had the option to either pay these debentures off or extend them for another year and chose to extend the debentures and issued warrants for the purchase of 4,135 shares of Series C Preferred Stock at $16.72 per share.

         In 1995, the Company received $446,000 from the sales of 16 percent subordinated convertible debentures. In December 1995 and March 1996, the Company defaulted on these obligations, as the required quarterly interest payments were not made. In May 1996, the Company remedied this default by offering the holders the option to either (a) convert the debentures into Common Stock at a rate of $0.75 of principal balance to one share of Common Stock, or
(b) extend the term of the debentures to March, 1997 with an option to convert the balance to common stock at 70 percent of the then market price of the Common Stock. One debenture holder elected to be repaid ($20,000 principal) and all other holders elected option (b). During the second quarter, eight debenture holders elected to convert their principal and accrued interest into common stock. These transactions converted approximately $187,000 of debt and accrued interest into 276,000 shares of common stock.

         In February 1996, the Company entered into an agreement with ISO for a loan, not to exceed $500,000. Advances commenced during the first week of February 1996 in increments of $25,000 to $50,000. The Company ultimately borrowed $375,000, and repaid approximately $36,000. Under the agreement, the balance bears interest at a rate of 1 percent per month on any outstanding amounts, including accrued interest. Under a supplemental agreement, dated 10/24/96, repayment of the loan plus accrued interest will be taken out of GUS revenue to the extent that it exceeds $120,000 per month. The Company also has recorded a liability to ISO for reimbursement of costs incurred by ISO for the development of the Public Protection Classification (PPC) data layer of GUS in the amount of $487,500 which represents the maximum amount VISTA could be responsible for under the terms of the agreement with ISO. The actual amount due to ISO is presently in dispute. According to a Supplemental Agreement to the Joint Services Agreement, if no agreement was reached by November 15, 1996, VISTA and ISO would begin arbitration. VISTA and ISO have agreed that the actual balance will be determined through arbitration, but have not yet begun arbitration.

         The Company is in the process of raising approximately $1,000,000 in Senior Subordinated Promissory Notes. The notes are due 12 months from the date executed, will bear interest at 16 percent and will have initial common stock warrant coverage of 100 percent, using an exercise price of 125 percent of the fair market value of the common stock 21 business days prior to funding. As of April 11, 1997, $263,000 has been received by the Company from members of its Board of Directors and $300,000 from SIRROM Capital Corporation. The Company is currently in the process of negotiating with a prospective lender for an additional $400,000.

         In March 1997, ISO executed a one year contract with a major insurance underwriter that has an approximate value of $800,000. This program is expected to generate approximately $400,000 of revenue for the VISTA's GUS product line. In addition the Company signed an agreement with ISO in March in anticipation of the award of a multi-year contract from another major insurance underwriter. This project will have an estimated value to VISTA of approximately $6.5 million in revenue over the next three years and it is estimated that the contract will be executed early in the second quarter of 1997. No assurances can be made, however, regarding the timing, value or the likelihood of either project.

         As reflected in the cash flow statements for 1996, the Company's operations currently do not generate sufficient cash flows to meet the on-going cash needs of the Company. The Company believes that the new financing arrangements and transactions discussed above will be sufficient to fund operations in 1997. If sales levels for 1997 are similar to those achieved in 1996, the Company estimates it would need at least $600,000 of additional debt or equity financing beyond those discussed above. Factors impacting this forward looking information are the levels of the Company's overall revenues and overhead expenses and changes in the Company's accounts receivable turnover. If revenues do not increase as anticipated, however, the Company may need to raise additional debt or equity financing to meet its operating capital needs. In addition, the Company may need to raise additional capital in the future to meet various strategic growth and research and development initiatives. There can be no assurance that the Company will be able to obtain any required additional funding on satisfactory terms, if at all. If the additional funding is not obtained, the Company will seek alternative sources of debt and/or equity financing and, to the extent necessary, will reduce overhead expenditures.

RISK FACTORS

         IN ADDITION TO THE OTHER INFORMATION IN THIS REPORT, THE FOLLOWING FACTORS(AS WELL AS OTHER FACTORS NOT LISTED) HAVE THE POTENTIAL TO MATERIALLY AFFECT THE COMPANY'S FUTURE OPERATIONS.

         COMPETITION. The Company's environmental risk information service operates in a highly competitive environment. The ability of competitors to gain market share away from VISTA or to drive down prices for environmental risk information may affect the profitability of the Company.

         TECHNOLOGICAL CHANGE. The Company is dependent upon advanced software development tools to maintain and upgrade its various database and reporting systems. As currently popular operating systems and software development tools are changed or replaced, the Company must continually evaluate the need to migrate its existing applications to these systems and respond accordingly. The ability to respond to these changes may affect the performance, compatibility, level of support and market acceptance the Company is able to achieve for its products. Furthermore, the cost of maintaining and upgrading technological software and hardware may affect the profitability and working capital of the Company.

         POSSIBLE NASDAQ DELISTING. VISTA common stock is listed on the NASDAQ SmallCap Market, which requires that listed companies maintain a minimum total equity of $1,000,000. As of December 31, 1996 the Company had total equity of approximately $512,000. Should the failure of the Company to meet this requirement result in the delisting of VISTA common stock, trading would be conducted in non-NASDAQ over-the-counter markets. Using these markets, investors may find it more difficult to obtain, dispose of, or receive accurate price quotations of the Company's common stock.

         DEPENDENCE ON ISO FOR GUS REVENUES. The Company's 15 year agreement with ISO grants them the exclusive sales and marketing rights for GUS products. Sales of the Company's GUS product line are dependent upon ISO's ability to penetrate this industry segment.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's Consolidated Financial Statements and Notes thereto, and the Report of its Independent Auditors thereon, are included in this Annual Report on Form 10-KSB on pages F-3 to F-21 and on page F-2 of this Report, respectively.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                       PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT: COMPLIANCE WITH
SECTION 16(A) OF THE EXCHANGE ACT

(a)  DIRECTORS OF THE REGISTRANT.

         The information under the captions "Election of Directors -- Information About Nominees" and "-- Other Information about Nominees" contained in the 1997 Proxy Statement is incorporated herein by reference.

(b)  EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information concerning executive officers of the Company is included in this Annual Report on Form 10-KSB under Item 4A, "Executive Officers of the Registrant".

(c)  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the 1997 Proxy Statement is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION

         The information under the captions "Executive Compensation and Other Benefits" and "Election of Directors -- Director Compensation" in the 1997 Proxy Statement is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information under the caption "Principal Shareholders and Beneficial Ownership of Management" contained in the 1997 Proxy Statement is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information under the caption "Related Transactions" contained in the 1997 Proxy Statement is incorporated herein by reference.

                                 PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

         (1)  FINANCIAL STATEMENTS OF REGISTRANT

         The following items are included in this Annual Report on Form 10-KSB (page numbers refer to pages in this Annual Report on Form 10-KSB):

         Consolidated Financial Statements                                Page
         ---------------------------------                                ----
         Index to Consolidated Financial Statements. . . . . . .          F-1
         Report of Independent Auditors. . . . . . . . . . . . .          F-2
         Consolidated Balance Sheets . . . . . . . . . . . . . .   F-3 to F-4
         Consolidated Statements of Operations . . . . . . . . .          F-5
         Consolidated Statements of Changes in Stockholders'
         Equity  . . . . . . . . . . . . . . . . . . . . . . . .          F-6
         Consolidated Statements of Cash Flows . . . . . . . . .   F-7 to F-8
         Notes to Consolidated Financial Statements. . . . . . .  F-9 to F-28

         (2)  FINANCIAL STATEMENT SCHEDULES

         Financial statement schedules are omitted because of the absence of the conditions under which they are required or because the information required is included in the financial statements or notes thereto.

         (3)  EXHIBITS.

         The exhibits to this Annual Report on Form 10-KSB are listed in the
Exhibit Index on pages E-1 to E-6 of this Report.

         A copy of any of the exhibits listed or referred to above will be furnished at a reasonable cost to any person who was a shareholder of the Company as of December 31, 1996, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to VISTA Information Solutions, Inc., 5060 Shoreham Place, #300, San Diego, CA 92122 (Attn: Chief Financial Officer).

(b)  REPORTS ON FORM 8-K.

         No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 31, 1996.

(c)  EXHIBITS.

         The response to this portion of Item 14 is included as a separate section of this Annual Report on Form 10-KSB.

                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
 Index to Consolidated Financial Statements                                  F-1

 Report of Independent Auditors                                              F-2

 Consolidated Balance Sheets                                          F-3 to F-4

 Consolidated Statements of Operations                                       F-5

 Consolidated Statements of Changes in                                       F-6
 Stockholders' Equity

 Consolidated Statement of Cash Flows                                 F-7 to F-8

 Notes to Consolidated Financial Statements                          F-9 to F-28

                             INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
VISTA Information Solutions, Inc.
San Diego, California

We have audited the accompanying consolidated balance sheets of VISTA Information Solutions, Inc. and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the accounts and disclosures in the financial statements. An audit also inc1udes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the financial position of VISTA Information Solutions Inc. and subsidiary as of December 31, 1996 and 1995 and the results of their operations and cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has experienced recurring losses from operations and its current liabilities exceed its current assets. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                       /s/ MCGLADREY & PULLEN, LLP

San Diego, California
March 18, 1997

                              PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                       VISTA Information Solutions, Inc.
                          Consolidated Balance Sheets
                           December 31, 1996 and 1995

ASSETS (Note 5)                                         1996           1995
--------------------------------------------------------------------------------
Current Assets

     Cash (Note 4)                                $    56,277    $    21,027
     Trade accounts receivable, less allowance
       for doubtful accounts of $284,000 and
       $248,500, respectively (Note 4)              1,211,933      1,843,782
     Prepaid expenses                                 326,994         98,756
                                                 ------------  -------------
          TOTAL CURRENT ASSETS                      1,595,204      1,963,565
                                                 ------------  -------------


Equipment, furniture and purchased software,
  at cost (Note 7)
     Equipment and furniture                        2,906,056      2,363,148
     Purchased software                               264,575        109,751
                                                 ------------  -------------
                                                    3,170,631      2,472,899

     Less accumulated depreciation and
       amortization                                (2,160,506)    (1,595,965)
                                                 ------------  -------------
          NET EQUIPMENT, FURNITURE AND
            PURCHASED SOFTWARE                      1,010,125        876,934
                                                 ------------  -------------



Capitalized software development costs,
     less accumulated amortization of $1,212,919        --           104,848



Acquired technology and environmental databases,
     less accumulated amortization of $7,330,904
     and $3,332,229, respectively                   4,665,120      8,663,795


Deposits                                               30,793        105,941
                                                 ------------  -------------
                                                 $  7,301,242  $  11,715,083
                                                 ------------  -------------
                                                 ------------  -------------


See Notes to Consolidated Financial Statements.

                          VISTA INFORMATION SOLUTIONS, INC.
                       CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS' EQUITY                                  1996            1995
-----------------------------------------------------------------------------------------------
Current Liabilities

   Note payable to bank (Note 4)                               $     601,316  $     1,111,790

   Current maturities of long-term obligations (Note 5)              945,882          655,081

   Accounts payable                                                  979,949        1,029,574

   Accrued development costs (Note 6)                                487,500          487,500

   Accrued compensation and employee benefits                        182,139          380,910

   Accrued interest, current maturities                               68,684          278,318

   Deferred revenue                                                  122,000             --

   Other current liabilities                                         117,310          120,007
                                                               ------------------------------
               TOTAL CURRENT LIABILITIES                           3,504,780        4,063,180
                                                               ------------------------------

Long-term obligations, less current maturities (Note 5)            2,948,640        1,624,939

Accrued interest                                                     336,016             --
                                                               ------------------------------
                                                                   3,284,656        1,624,939
                                                               ------------------------------

Commitments and contingencies (Notes 2, 6 and 7)


Stockholders' Equity (Notes 3, 5, 9 and 10)
   Preferred stock, Series B convertible, par value $.01
      liquidation value $3,000,000, authorized 200,000 shares
      200,000 shares issued and outstanding                            2,000            2,000

   Preferred stock, Series C convertible, par value $.01
      liquidation value $9,851,901, authorized 670,000 shares
      issued and outstanding 589,299 and 643,935 shares,
      respectively                                                     5,893            6,439

   Preferred stock, Series D convertible, par value
      liquidation value $2,499,982, authorized 240,000 shares
      187,134 shares issued and outstanding                            1,871            1,871

   Common stock, par value $.01; authorized 43,890,000 shares issued and outstanding 12,285,651 and 10,989,77 shares
      respectively                                                   122,857          109,898

   Additional paid-in capital                                     28,068,560       27,097,419

   Accumulated deficit                                           (27,689,375)     (21,190,663)
                                                               ------------------------------
                                                                     511,806        6,026,964
                                                               ------------------------------

                                                               $   7,301,242 $     11,715,083
                                                               ------------------------------
                                                               ------------------------------


                          VISTA INFORMATION SOLUTIONS, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                   1996                  1995                 1994
                                                       ----------------------------------------------------------------
Revenues (Notes 6 and 13)                              $            8,387,052 $           7,839,926   $         943,209
Cost of revenues                                                    2,574,348             3,026,009             791,283
                                                       ----------------------------------------------------------------
               GROSS MARGIN                                         5,812,704             4,813,917             151,926

Operating expenses:
     Selling, general and administrative                            6,326,166             6,650,431           2,233,724
     Research and development                                         497,939             1,010,153           1,418,652
     Depreciation and amortization                                  4,586,572             3,820,043             167,171
                                                       ----------------------------------------------------------------
                                                                   11,410,677            11,480,627           3,819,547
                                                       ----------------------------------------------------------------
                                                       ----------------------------------------------------------------
               OPERATING LOSS                                      (5,597,973)           (6,666,710)         (3,667,621)

Other income (expense):
     Interest income                                                   --                     8,079              56,179
     Interest expense                                                (910,143)             (403,708)            (31,256)
     Other income                                                       9,404                41,602              60,000
                                                       ----------------------------------------------------------------
                                                                     (900,739)             (354,027)             84,923
                                                       ----------------------------------------------------------------

               NET (LOSS)                               $          (6,498,712) $         (7,020,737)   $     (3,582,698)
                                                       ----------------------------------------------------------------
                                                       ----------------------------------------------------------------

Net (loss) per share                                    $               (0.56) $              (0.67)   $          (0.44)
                                                       ----------------------------------------------------------------
                                                       ----------------------------------------------------------------

Weighted average common shares outstanding                         11,522,274            10,542,734           8,222,306
                                                       ----------------------------------------------------------------
                                                       ----------------------------------------------------------------

See Notes to Consolidated Financial Statements.

                          VISTA INFORMATION SOLUTIONS, INC.
             CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                       Preferred     Common         Additional
                                                         Stock        Stock          Paid-in         Accumulated
                                                       (Note 9)     (Note 10)        Capital           Deficit           Total
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1993                          $        2,000  $    78,916   $     13,287,033   $  (10,587,228)  $   2,780,721
Issuance of common stock for:
     Conversion of debentures                                 --          3,650          1,091,350           --           1,095,000
     Exercise of incentive stock options (Note 10)            --            656            124,200           --             124,856
     Net loss                                                 --           --               --           (3,582,698)     (3,582,698)
                                                   --------------------------------------------------------------------------------
Balance, December 31, 1994                                   2,000       83,222         14,502,583      (14,169,926)        417,879
     Issuance of Series D preferred stock (Note 9)           1,871         --            2,498,122           --           2,499,993
     Issuance of common and Series C preferred
       stock on acquisition of VEI (Note 3)                  6,461       26,437         10,096,781           --          10,129,679
     Exercise of incentive stock options (Note 10)            --             18                132           --                 150
     Conversion of Series C preferred stock (note 9)          (22)          221              (199)           --              --
     Net loss                                                 --           --               --           (7,020,737)     (7,020,737)
                                                   --------------------------------------------------------------------------------
Balance, December 31, 1995                                  10,310      109,898         27,097,419      (21,190,663)      6,026,964
     Issuance of warrants with note payable
       to finance company and bridge financing                --           --              697,180           --             697,180
     Exercise of incentive stock options (Note 10)            --          4,736             95,124           --              99,860
     Conversion of debentures (Note 5)                        --          2,759            183,755           --             186,514
     Conversion of Series C preferred stock (Note 9)          (546)       5,464             (4,918)          --              --
     Net loss                                                 --           --               --           (6,498,712)     (6,498,712)
                                                   --------------------------------------------------------------------------------
Balance, December 31, 1996                          $        9,764  $   122,857   $     28,068,560   $  (27,689,375)  $     511,806
                                                   --------------------------------------------------------------------------------
                                                   --------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

                          VISTA INFORMATION SOLUTIONS, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                              1996                  1995                 1994
-----------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
   Net loss                                                           $       (6,498,712)  $        (7,020,737)  $     (3,582,698)
   Adjustments to reconcile net loss to net
     cash (used in) operating activities
     Depreciation                                                                581,878               480,256            166,154
     Amortization                                                              4,189,947             3,749,363            452,813
     Other                                                                        --                    25,286            (60,000)
     Changes in assets and liabilities, net of
     effects of acquisition of VEI in 1995 (Note 3):
     (Increase) decrease in:
       Trade accounts receivable                                                 631,849              (421,906)            33,190
       Prepaid expenses and other assets                                        (153,090)              114,580            (50,914)
     Increase (decrease) in:
       Accounts payable and other                                                (49,625)              142,055             65,171
       Accrued development costs                                                  --                    --                487,500
       Accrued compensation and employee
          benefits                                                              (198,771)              186,138            (44,104)
       Deferred revenues                                                         122,000                --                 --
       Other current liabilities                                                 140,100               (60,859)           (31,992)
                                                                    --------------------------------------------------------------
                                                                    --------------------------------------------------------------
               NET CASH (USED IN) OPERATING ACTIVITIES                        (1,234,424)           (2,805,824)        (2,564,880)
                                                                    --------------------------------------------------------------
Cash Flows from Investing Activities
   Purchases of equipment and software                                          (380,454)             (261,028)          (162,027)
   Additions to capitalized software
     development costs                                                            --                   (42,814)          (120,689)
   Cash acquired on acquisition of VEI                                            --                    29,546             --
   Decrease in short-term investments                                             --                    --                 80,000
                                                                    --------------------------------------------------------------
                                                                    --------------------------------------------------------------
               NET CASH (USED IN) INVESTING ACTIVITIES                          (380,454)             (274,296)          (202,716)
                                                                    --------------------------------------------------------------

See Notes to Consolidated Financial Statements.

                          VISTA INFORMATION SOLUTIONS, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                 1996                     1995                      1994
----------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
    Net (repayments) borrowings under
       note payable to bank                                     (510,474)                390,493                     --
    Payments on notes payable to officers
      and stockholders                                            --                    (250,005)                  (10,520)
    Proceeds from issuance of long-term obligations
      and warrants                                             2,924,000                   --                        --
    Payments on long-term obligations                           (863,258)               (208,425)                  (11,428)
    Proceeds from issuance of preferred stock                     --                   2,499,021                   200,000
    Proceeds from issuance of common stock                        99,860                     150                   124,856
    Proceeds from issuance of debentures                          --                     446,000                     --
                                                         ------------------------------------------------------------------
                                                         ------------------------------------------------------------------
                  NET CASH PROVIDED BY FINANCING
                    ACTIVITIES                                 1,650,128               2,877,234                   302,908
                                                         ------------------------------------------------------------------

                  NET INCREASE (DECREASE) IN CASH                 35,250                (202,886)               (2,464,688)

Cash
    Beginning                                                     21,027                 223,913                 2,688,601
                                                         ------------------------------------------------------------------
                                                         ------------------------------------------------------------------
    Ending                                                $       56,277         $        21,027            $      223,913
                                                         ------------------------------------------------------------------

Supplemental Disclosure of Cash Flow Information
      Cash paid for interest                              $      734,761         $       221,380           $        78,392


Supplemental Schedule of Non-Cash Investing
   and Financing Activities
      Convertible debentures and accrued interest
        converted into common stock                              186,514                   --                    1,095,000
      Accounts payable converted to notes payable                 --                     390,453                     --
      Capital leases incurred for use of equipment               334,615                   --                        --
      Conversion  of  54,636  shares of preferred
        Series C stock to 546,360 shares of
        common stock                                               5,464                   --                        --


See Notes to Consolidated Financial Statements.

                          VISTA INFORMATION SOLUTIONS, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.       NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

VISTA Information Solutions, Inc. (the "Company") is an information company that provides environmental risk information and address-based hazard and classification information to bankers, engineers, insurance companies and corporations throughout the United States.

A summary of the Company's significant accounting policies follows:

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Vista Environmental Information, Inc. (VEI). All significant inter-company accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUES AND DEFERRED REVENUE

The Company recognizes revenue in the month in which product is shipped or in which information is transmitted to the customer. The Company extends credit to certain customers, located throughout the United States, generally on a net 30 day basis.

Deferred revenue represents amounts billed in advance for certain software program license fees. The license fee agreement is typically one year in length, and revenue is recognized ratably over the life of the agreement.

NOTE 1.       NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
              (CONTINUED)

DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

At December 31, 1995 the Company adopted Statement of Financial Accounting Standards No. 107, Disclosures about fair Value of Financial Instruments.
The methods and assumptions used to estimate the fair value of the Company's current and long-term obligations are based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities with similar collateral requirements. Due to the inherent uncertainty in determining the approximate interest rate required to calculate the fair value of the convertible debt and note payable to ISO (Note 6), the Company used an average interest rate of approximately 26%. That rate applied to those long-term debt instruments would yield a fair value of approximately $1,305,000 compared to their carrying value of $1,485,000 at December 31, 1996. The estimated fair value of the Company's other current and long-term debt obligations approximated their carrying value at December 31, 1996. At December 31, 1995, the fair value of all of the Company's current and long-term debt obligations approximated their fair values.

CASH

The Company maintains its cash accounts in various commercial banks located throughout the United States. Accounts at each bank are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000 per bank. The Company's accounts at these institutions, at times, may exceed the federally insured limit. The Company has not experienced any losses in such accounts.

EQUIPMENT, FURNITURE AND PURCHASED SOFTWARE

Equipment, furniture and purchased software are stated at cost. Depreciation and amortization are provided on accelerated and straight-line methods over the estimated useful lives of individual assets over the following periods:

                                                             Years
                                                           ---------
         Equipment and furniture                             3 - 7
         Purchased software                                    3


ASSET IMPAIRMENT

The Company reviews its intangibles and other long-lived assets periodically to determine potential impairment by comparing the carrying value of the assets with estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future net cash flows be less than the carrying value, the Company would determine whether an impairment loss should be recognized. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the asset being evaluated for impairment. To date, management has determined that no impairment of intangibles and other long-lived assets exists.

Statement of Financial Accounting Standard No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS 121) was adopted as of January 1, 1996. SFAS 121 establishes the accounting practice for the recognition and measurement of impairment losses on certain long-lived assets. There were no adjustments required for the adoption of SFAS 121.

NOTE 1.       NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
              (CONTINUED)

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Software development costs incurred after the establishment of the software's technological feasibility are capitalized. The establishment of technological feasibility and the on-going assessment of recovery of capitalized software costs requires considerable judgment by management with respect to certain factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life and changes in software and hardware technologies. Capitalization ceases when the software is available for general release to customers at which time amortization of the capitalized costs begin. These costs were amortized using the straight-line method over three years. Amortization expense for capitalized software development costs was approximately $105,000, $410,000 and $453,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

INCOME TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are charged to expense as incurred. The Company is involved in activities which include continual development of new products and improvement of existing products.

ACCOUNTING FOR STOCK BASED COMPENSATION

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation. SFAS 123 establishes financial accounting and reporting standards for stock-based compensation plans. SFAS 123 encourages the adoption of a fair value based method of accounting for stock-based compensation plans, but also allows entities to continue to measure compensation cost for employees using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The Company elected to continue to use the intrinsic value method of APB 25 to account for compensation costs. As required by SFAS 123, certain proforma disclosures are made at Note 10. All stock based compensation for new employees must be recorded on fair value.

NOTE 1.       NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
              (CONTINUED)

LOSS PER COMMON SHARE

Loss per common share has been computed by dividing net loss by the weighted average number of shares of common shares outstanding during the year. Common stock equivalents, consisting of options, warrants and convertible securities, are not included in the calculation as their effect is anti-dilutive.

RECLASSIFICATIONS

Certain reclassifications have been made to the consolidated financial statements for the periods ended December 31, 1995, and 1994, in order to conform to the presentation used for the year ended December 31, 1996. These reclassifications had no effect on net loss or stockholders' equity as previously reported.

NOTE 2.       CORPORATE LIQUIDITY

The financial statements have been prepared on a going-concern basis that contemplates the recoverability of assets and the satisfaction of liabilities in the ordinary course of business at their recorded amounts. The Company has incurred a loss of $6,498,712 (which includes approximately $4,772,000 of depreciation and amortization) for the year ended December 31, 1996, has an accumulated deficit of $27,698,375, and has negative working capital of $1,909,576. The Company is negotiating to cure payment defaults on two obligations and anticipates resolution of the default conditions in the second quarter of 1997.

Management principally attributes the Company's financial challenges to its decisions to continue to support the GUS product line (Note 6) in anticipation of expected growth in revenue. In this regard, the Company has signed an agreement with ISO (Note 6) in March 1997 in anticipation of the award of two contracts with major insurance underwriters and management believes the contracts will generate sufficient revenues to achieve positive cash flow sometime in mid-1997. Management of the Company believes that the Company's ability to generate sufficient cash flow to meet its obligations in the future is dependent upon the attainment of certain revenue projections related to the sales of new products and GUS related contracts. The projections show that the Company must attain an annual sales level of approximately $10,000,000 to achieve positive cash flows from operations. The new products necessary to achieve these revenues have been developed and introduced in the market place. The Company will be required to obtain additional debt or equity financing to fund its operations in 1997. The Company estimates it needs at least $1,000,000 of additional debt or equity financing, of which approximately $600,000 has been committed. The Company is in the process of negotiating with a prospective lender for an additional $400,000. Subsequent to December 31, 1996, the Company received $263,000 of the $600,000 through the issuance of convertible debentures to members of its Board of Directors. The debentures bear interest at 16% and are due in twelve months. They also include warrants for 425,000 shares with an exercise price of 125% of fair market value of the stock using a 21 day average. The debentures can be converted into shares of the Company's common stock at a rate of 70% of the fair market value of the stock using a 21 day average. In addition, the Company has accepted a proposal from a current lender for an additional $300,000 of the $600,000. Under the proposed terms, the loan will be due in 12 months and bear interest at 14%. The lender will also receive warrants to purchase 160,000 shares of common stock at $0.01. If the revenue projections are not met, the Company will be required to obtain additional debt financing or equity financing to fund its operations. If sales levels for 1997 are similar to those achieved in 1996, the Company estimates it would need at least $600,000 of additional debt or equity financing beyond the needs discussed above.

Although no assurances can be given, management believes that its projected increased revenue, continued monitoring of operations and the additional financing being arranged will be sufficient to satisfy the Company's cash requirements during 1997. No adjustments have been made as a result of this uncertainty.

NOTE 3.       ACQUISITION OF VISTA ENVIRONMENTAL INFORMATION, INC.

On February 28, 1995, the Company acquired all the outstanding stock of VEI in exchange for newly issued common and preferred shares of the Company. Under the terms of the agreement, the stockholders of VEI received 2,643,694 shares of common stock and 646,141 shares of Series C preferred stock, which are convertible into an aggregate of 6,461,410 shares of common stock. Option and warrant holders of VEI were issued options and warrants to purchase approximately 1,500,000 common equivalent shares of the Company, at prices ranging from $0.04 to $2.51, in replacement of their VEI options and warrants at exercise prices equal to the pre-merger exercise price adjusted for the conversion ratio.

The merger was structured based on the companies having equal value. Before the merger, the Company, (previously known as DataMap, Inc.) and VEI had common and common equivalent shares, consisting of convertible preferred stock, options and warrants, of approximately 12,716,000 and 17,594,000 respectively. For purposes of the conversion, only options and warrants for both companies with exercise prices below an agreed upon price of $2 were considered. As a result, the Company issued approximately 10,600,000 common and common equivalent shares as described above, resulting in the former VEI shareholders owning 50% of the combined company. However, as a condition to the closing of the merger, DataMap was required to obtain additional financing of at least $1,500,000. As a result, DataMap sold 112,280 shares of Series D preferred stock for $1,500,000, convertible into 1,122,800 shares of common stock (See Note 9), of which 93,563 shares were sold to DataMap's current preferred stockholders and 18,713 shares were sold to VEI preferred stockholders. Taking into account this transaction, the DataMap stockholder group owned approximately 52% of the combined company. Due to this voting control and other considerations, DataMap was determined to be the accounting acquiror.

NOTE 3.       ACQUISITION OF VISTA ENVIRONMENTAL INFORMATION, INC.  (CONTINUED)

The acquisition has been accounted for as a purchase, and accordingly, the operating results of VEI have been included in the operating results of the Company from the date of acquisition. The total purchase price was calculated as follows:


  Fair value of common stock issued                         $      2,590,820
  Fair value of preferred stock issued                             6,332,182
  Fair value of options and warrants issued                        1,207,650
  Cash payments for fractional shares                                   (973)
                                                           -----------------
           TOTAL FAIR VALUE OF SECURITIES ISSUED                  10,129,679
      Excess liabilities assumed, including direct
        merger costs of $276,000 (a)                               1,866,345
                                                           -----------------
           TOTAL PURCHASE PRICE, ALLOCATED TO ACQUIRED
              TECHNOLOGY AND ENVIRONMENTAL DATABASES       $      11,996,024
                                                           -----------------
                                                           -----------------

(a) The excess liabilities assumed consisted of current assets of approximately $1,470,000, long-term assets of $861,000, current liabilities of $3,179,000 and long-term liabilities of $742,000.

The Company valued the securities issued at $.98, which represented a 30% discount from the market price of the Company's common stock on the acquisition date.

The following statement of operations, prepared on a pro forma basis for the year ended December 31, 1995 presents the results of operations of the Company and VEI as if the acquisition had occured on January 1, 1995. Annual amortization charges of $3,998,675 are included on the pro forma statement of operations reflecting the amortization of intangibles from the write up of the assets of VEI. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had taken place on January 1, 1995. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from the combined operations.

Pro Forma Statement of Operations (Unaudited)

                                                              December 31,
                                                                  1995
 Revenues                                                      $  8,900,955
                                                             ------------------
 Gross margin                                                     5,274,033
                                                             ------------------
 Operating loss                                                  (5,274,033)
 Other income (expense)                                            (405,075)
                                                             ------------------
 Net loss                                                      $ (7,977,935)
                                                             ------------------
                                                             ------------------
 Pro forma net loss per share                                  $      (0.73)
 Pro forma weighted average common shares outstanding            10,970,071


NOTE 4.       NOTE PAYABLE TO BANK

The Company has a factoring agreement with a bank which expires in September 1997. Transactions under the agreement are not treated as a sale of receivables due to the existence of repurchase obligations. The borrowings under this arrangement are collateralized by the Company's cash and trade receivables. The borrowing arrangement allows the Company to borrow up to $1,250,000 based on 80% of eligible receivables. Outstanding amounts bear interest at the rate of 1.5% per month. There are additional administrative fees of 1% of the face amount of the receivables submitted for borrowing.

NOTE 5.       LONG-TERM OBLIGATIONS

                                                                            1996                    1995
                                                                 -----------------------------------------------
Convertible subordinated debentures - interest at
      prime plus 2.5% due January 1998, unsecured (a)            $         898,928     $           898,928

Convertible subordinated debentures - interest
      only at 16%, due quarterly through March 1997,                       255,901                 446,000
      unsecured (b)

Note payable to vendor                                                       --                    390,453

Leases - 8.0% - 15.0%, due in monthly aggregate
    installments of approximately $22,000, including interest,
     to September 2001, secured by equipment (d) (Note 7)                  462,507                 544,639

Note payable to finance company - net of unamortized
      discount of approximately $562,000, monthly payments of
      interest only at 13.5% through April 2001, at which time
      all unpaid amounts are due, secured by all assets of the
      Company (c)                                                        1,938,244                   --

Note payable to association - interest at 1.5% per
       month, due in 1997, unsecured (Note 6)                              338,942                   --
                                                                 -----------------------------------------------
                                                                         3,894,522               2,280,020
Less current maturities                                                   (945,882)               (655,081)
                                                                 -----------------------------------------------
                                                                 $       2,948,640     $         1,624,939
                                                                 -----------------------------------------------
                                                                 -----------------------------------------------

(a) The debentures are convertible into Series C preferred stock at a rate of $16.72 per share. At December 31, 1996, the debentures, including accrued interest, were convertible into approximately 74,000 shares of Series C preferred stock. The debentures are due each January. If the Company does not elect to repay the amount outstanding, the holder then has the option to either convert the entire amount into Series C preferred stock or extend the debenture for one year and receive additional warrants. The Company did not repay the debentures in January 1996 or subsequently in January 1997. As a result, the holders on both occasions elected to extend the debentures for one year and received warrants for the purchase of 3,706 and 4,135 shares of Series C preferred stock at $16.72 per share in January 1996 and 1997, respectively. (See Note 10 for cumulative warrants issued in connection with these debentures).

(b) In connection with these debentures, the Company issued warrants in October and November 1995 to purchase 246,137 shares of Common Stock at $0.906 per share (See Note 10). The debentures were to automatically convert into common stock at $0.75 per share if they were not repaid by April 1, 1996. However, the Company defaulted on these obligations, as the quarterly interest payments had not been made. The Company remedied this default by offering the holders the option to either (i) automatically convert at $0.75 per share (ii) extend the debentures to March, 1997 under the same terms with an option to convert the balance to common stock at 70% of the then fair market value or (iii) be repaid. One debenture holder elected to be repaid ($20,000 principal) and all other holders elected options (i) or
    (ii). Principal and accrued interest totaling $186,514 was converted by holders into 275,922 shares of common stock during March 1996. As of March 18, 1997, the Company and holders of the debentures have not converted or extended these debentures.

(c) On April 30, 1996, the Company entered into an agreement with a finance company for a $2,500,000 loan with warrants to purchase 5% of the fully diluted Common Stock (1,247,582 shares) at an exercise price of $0.01 per share with additional warrants to be issued for the purchase of 497,776, 603,018 and 749,292 on the anniversary date of the loan, April 1999, 2000, and 2001, respectively. The warrants contain certain anti-dilution adjustments. The Company assigned an original value to the 1,247,582 warrants of $648,180 based on the relative estimated fair value of the warrants and the debt at the time of issuance. The note payable balance has been discounted by this amount. The discount is being amortized using the effective interest method over the expected three year life of the loan.

(d) Subsequent to December 31, 1996, the Company was notified by a lessor that given its default status all amounts due under the leases are currently due and payable and a return of the equipment was requested. Accordingly, all amounts outstanding to this lessor have been classified as current.

During 1996 the Company obtained bridge financing from certain of its Board of Directors, of approximately $200,000, which was repaid with the note payable proceeds in April 1996 (subparagraph (c)above). In connection with the bridge financing the Company issued 215,386 warrants to purchase shares of common stock at $0.52 per share through March 2001. The warrants were assigned a value of $49,000 based on the estimated fair value of the warrants at the date of grant, and the related debt was discounted by such amount.
The amortization of the discount has been included in interest expense for the year ended December 31, 1996.

The annual maturities of long-term obligations, including capital leases and unamortized discount, as of December 31, 1996 are due as follows:

   Years Ending December 31,
--------------------------------------------------------------------------------
   1997                                          $           945,882
   1998                                                      947,101
   1999                                                       40,842
   2000                                                       16,762
   2001                                                    2,505,694
                                                 --------------------
                                                 $         4,456,281
                                                 --------------------
                                                 --------------------

NOTE 6.       ISO AGREEMENT

In October 1992, the Company and Insurance Services Office, Inc. (ISO), an association of 1,500 participating insurance companies which collectively write 80% of all property and casualty insurance in the U.S., signed a 15 year mutually exclusive contract (Joint Services Agreement) to offer a national system to electronically provide geographically-based information to insurers. The Geographic Underwriting System (GUS) project links the Company's proprietary GIS technology with ISO's insurance underwriting (some of which is proprietary), as well as with information from selected third party information providers. Under the provisions of the agreement, the Company will provide its GUS software and support and ISO will provide sales, marketing, billing and maintenance of the communications network to the GUS users. The Company and ISO generally share project revenues equally, net of any payments to third party information providers. The Company's share of revenues under this agreement were $890,000, $354,614 and $221,056 for the years ended December 31, 1996, 1995 and 1994, respectively.

In January of 1994, under the terms of an addendum to the agreement, both parties agreed to develop a national public protection underwriting data ("PPC") layer for the GUS project. Under terms of this agreement, if qualified expenses of one party exceeds that of the other ("qualified expense differential"), the Company with the higher qualified expense differential will be entitled to reimbursement for 50% of such differential from incremental revenues generated by this project. In addition, the agreement specifies that qualified expenses for ISO would not exceed $1.8 million while the qualified expenses for the Company could not exceed $825,000.

During the year ended December 31, 1994, the Company expensed the maximum of $487,500 for development costs due to ISO under this agreement. This amount remains accrued as of December 31, 1996. However, the actual amount due to ISO is currently in dispute. According to a supplemental agreement to the Joint Services Agreement, the Company and ISO are required to begin arbitration as no agreement to the disputed amount was reached by November 15, 1996. Once an amount is determined, the balance of the ISO loan (below), plus accrued interest, and the PPC liability will be combined into a new loan bearing an
interest rate 1.5% per month.   The total balance will be paid out of VISTA's
share of GUS revenue to the extent it exceeds $120,000 per month until the balance of any amounts due ISO, plus accrued interest, is paid.

During 1996, the Company entered into an agreement with ISO for a loan, not to exceed $500,000. Advances commenced during the first week of February 1996 in increments of $25,000 to $50,000 and bear interest at 1.5% per month. At December 31, 1996 the total amount outstanding on the ISO loan was $338,942.

NOTE 7.       LEASE COMMITMENTS

The Company leases furniture and equipment under leases that meet the criteria for capital lease classification. The Company also leases its operating facilities under non-cancelable operating leases. The facility leases require the payment of taxes, maintenance, utilities and insurance. Leased assets included in the consolidated balance sheets are as follows:



Leased Assets                               1996                      1995
--------------------------------------------------------------------------------
Equipment and furniture                $     578,526            $     580,099
Less accumulated amortization               (127,351)                (245,306)
                                       ---------------------------------------
Net leased assets                      $     451,175            $     334,793
                                       ---------------------------------------
                                       ---------------------------------------

Future minimum lease payments under capital leases and noncancelable operating leases consist of the following at December 31, 1996:

                                            Capital        Operating
 Years Ending December 31,                   Leases         Leases
--------------------------------------------------------------------------------
 1997                                       $    253,381     $    418,027
 1998                                            192,988           89,299
 1999                                             76,989           86,698
 2000                                             18,848           86,695
 2001                                              2,659           66,923
                                            ------------------------------
    TOTAL MINIMUM LEASE PAYMENTS                 544,865     $    747,642
                                                             -------------
                                                             -------------
Less amounts representing interest
   (8.0% to 15.0%)                               (82,358)
                                            -------------
         PRESENT VALUE OF NET MINIMUM
          LEASE PAYMENTS                    $    462,507
                                            -------------
                                            -------------

Total rent expense under operating leases for the year ended December 31, 1996, 1995 and 1994 totaled approximately $475,000, $517,000 and $127,000, respectively.

NOTE 8.       SALE OF PRODUCTS

On February 1, 1996, the Company sold and licensed certain of the Company's software and service bureau products to a former officer of the Company. The purchase price is contingent and consists of royalty payments ranging from 5% to 25% on sales of related products for two years, commencing on February 1, 1996, with no minimum or maximum amounts. Revenues related to these products sold and licensed were $875,100, and $722,200 for the years ended December 31, 1995 and 1994, respectively. The net book value of the assets sold were not significant. Royalty payments for 1996 were not significant.

NOTE 9.       STOCKHOLDERS' EQUITY

PREFERRED STOCK

The Board of Directors is authorized to issue preferred stock or other senior securities and determine the series and number of preferred shares to be issued and any related designations, powers, preferences, rights, qualifications, limitations or restrictions.

SERIES A PREFERRED STOCK

During fiscal 1990, the Board of Directors authorized the issuance of up to 500,000 shares of Series A cumulative convertible preferred stock of par value $.0l for $10 per share. From fiscal 1990 to 1992, the Company sold 107,000 shares for total proceeds of $1,070,000. The holders of the Series A preferred stock were entitled to a dividend in 1991 and 1992 of one additional share of preferred stock for each ten shares held and a cash dividend of $.80 per share for each year after 1992. In September, 1993, in conjunction with the issuance of the Series B preferred stock, discussed below, the Series A cumulative preferred stock was converted into 695,731 shares of the Company's common stock. The Company paid cash dividends of $99,087 in September, 1993, to the holders of the Series A preferred stock. During 1995, the Board eliminated the designation and authorization of the Series A preferred stock.

SERIES B PREFERRED STOCK

In September, 1993, the Board of Directors authorized the issuance of up to 200,000 shares of Series B preferred stock of par value $.0l for $15 per share. The stock has a liquidation preference of $15 per share and is convertible at any time at the holder's option into ten shares of the Company's common stock, subject to certain anti-dilution provisions. In September, 1993, the Company entered into a purchase agreement with an institutional investor and privately sold 150,000 shares of Series B convertible preferred stock for $15 per share. The Company received $2,250,000 in cash and a commitment for the purchase of an additional 50,000 shares for $750,000, of which $550,000 was received in 1993, and $200,000 was received in 1994. Among other terms, the purchase agreement includes provisions for options to purchase 375,000 of the Company's common stock at prices ranging from $3.00 to $4.30 per share (See Note 10), subject to adjustment, and the right to designate one nominee for a seat on the Board of Directors. The Series B convertible preferred stock has a number of restrictive covenants including requiring prior approval by the Company of the preferred stockholders for an increase in the size of the Board of Directors and before entering into any merger, joint venture, or distribution agreement.

SERIES C PREFERRED STOCK

Under the terms of the acquisition of VEI, the Company issued 646,141 shares of Series C preferred stock, which are convertible into an aggregate of 6,461,410 shares of the Company's common stock. The Series C preferred stockholders are entitled to a liquidation preference of $16.718 per share and are entitled to elect two directors of the Company. In addition, the Series C preferred stockholders have other rights and preferences including the requirement of an affirmative vote of the holders of a majority of the outstanding shares of the Series C preferred stockholders to amend the Articles of Incorporation or the Bylaws of the Company or increase the size of the Board of Directors. During the years ended December 31, 1996 and 1995, 54,636 and 2,206 shares, respectively of the Series C preferred stock were converted into 546,360 and 22,060 shares of common stock.

SERIES D PREFERRED STOCK

During 1995, the Company sold for approximately $2,500,000, 187,134 shares of Series D preferred stock to certain holders of Series C and Series B preferred stock, in a private placement. Each share of the Series D preferred stock is convertible into 10 shares of the Company's common stock. The Series D preferred stock has a liquidation preference of $13.36 per share and other rights and preferences similar to the Series B and Series C preferred stock except that Series D preferred stockholders do not have the right to designate a director, but instead vote, on an as-if-converted basis, along with the holders of common stock in the election of directors of the Company.

NOTE 10.       STOCK OPTIONS AND INCENTIVE PLANS

At December 31, 1996, the Company has three stock-based incentive plans which are described below. In addition, the Company has granted options and warrants outside of the plans to officers, directors, consultants and certain debt and equity holders. As permitted under generally accepted accounting principles, grants to employees are accounted for following APB 25 and related interpretations. Accordingly, no compensation cost has been recognized for grants to employees under these plans. Had compensation cost for all awards in 1996 and 1995 under the stock-based compensation plans been determined based on the grant date fair values of awards (the method described in SFAS 123), reported net loss and loss per common share would have been as follows:

                                              1996                 1995
--------------------------------------------------------------------------------
Net (loss):
     As reported                        $    (6,498,712)    $    (7,020,737)
     Proforma                                (6,582,168)         (7,110,086)

Net (loss) per share:
     As reported                        $         (0.56)    $         (0.67)
     Proforma                                     (0.57)              (0.67)

NOTE 10.       STOCK OPTIONS AND INCENTIVE PLANS (CONTINUED)

The proforma effects of applying SFAS 123 are not indicative of future amounts since, among other reasons, the proforma requirements of the Statement have been applied only to options granted after December 31, 1994.

The Company has a 1990 Stock Option Plan that reserved 15% of the then outstanding common stock for issuance. At December 31, 1996, 933,192 shares had been issued under this Plan. With the approval of the 1995 Stock Incentive Plan (see below), the 1990 Plan was terminated and accordingly, there were no further grants under the 1990 Plan.

In connection with the acquisition of VEI, the Company assumed VEI's 1993 Stock Option Plan. At March 15, 1995, options for 1,309,713 were issued under this requirement. With the approval of the 1995 Stock Incentive Plan (see below), there were no further grants under this plan.

On March 15, 1995, the Board approved the Company's 1995 Stock Incentive Plan. The Plan reserves a maximum of 3,000,000 shares for issuance.

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

NOTE 10.       STOCK OPTIONS AND INCENTIVE PLANS (CONTINUED)

The 1995 Plan provides for an annual automatic grant of 10,000 non-qualified options to non-employee members of the Board of Directors.

A summary of the stock option activity under all of the aforementioned plans is as follows:



                                         1996                               1995                               1994
                         ----------------------------------------------------------------------------------------------------------
                                                  Weighted                           Weighted                           Weighted
                                                  Average                             Average                            Average
                                                  Exercise                           Exercise                           Exercise
      Fixed Options            Options             Price          Options              Price         Options              Price
-----------------------------------------------------------------------------------------------------------------------------------
Outstanding at
     beginning of
     year                   2,470,567    $         1.02          863,192    $          2.66         793,142    $          2.24
Granted                       389,000              1.02        1,878,500               0.44         144,550               4.68
Exercised                    (473,593)            (0.21)          (1,794)             (0.80)        (65,667)             (1.93)
Expired
     /Surrendered            (423,139)            (2.08)        (269,331)             (2.79)         (8,833)             (3.21)
                         ---------------------------------------------------------------------------------------------------------
Outstanding at
     end of year            1,962,835            $ 1.02        2,470,567             $ 1.02         863,192             $ 2.66
                         ----------------------------------------------------------------------------------------------------------

Exercisable at
     end of year            1,439,796            $ 0.90        1,856,988             $ 0.44         732,957             $ 2.91
Weighted-average
     fair value per
     option of
     options granted
     during the year            $0.32                              $0.12                            $ -



Of the options granted during the year ended December 31, 1995, 1,309,713 were assumed in conjunction with the merger with VEI (see Note 3). The fair value of the options was included in the purchase price in Note 3, and therefore, the amounts were not reflected in the pro forma SFAS 123 computation.

NOTE 10.      STOCK OPTIONS AND INCENTIVE PLANS (CONTINUED)

A further summary about fixed options outstanding under these plans at December 31, 1996 is as follows:


                                                         Options Outstanding                            Options Exercisable
                                       -----------------------------------------------------------------------------------------
                                                              Weighted
                                                              Average            Weighted                               Weighted
                                                             Remaining            Average                               Average
     Range of                                Number         Contractual          Exercise           Number              Exercise
          Exercise Prices                 Outstanding      Life in Years           Price         Exercisable             Price
---------------------------------------------------------------------------------------------------------------------------------
    $0.00 to 1.00                          1,091,669              8.1     $         0.17            957,669     $          0.09
     1.01 to 2.00                            693,470              9.4               1.50            307,045                1.68
     2.01 to 3.00                             49,846              7.4               2.33             49,846                2.33
     3.01 to 4.00                             40,000              6.7               3.30             40,000                3.30
     4.00 to 6.00                             87,850              8.8               5.12             85,236                5.15
                                       -----------------------------------------------------------------------------------------
                                           1,962,835              8.5     $         0.98          1,439,796     $          0.90



NOTE 10.      STOCK OPTIONS AND INCENTIVE PLANS (CONTINUED)


In addition, the Company has granted options and warrants for the purchase of common stock outside of the plans to officers, directors, consultants and certain debt and equity holders as follows (including all options and warrants to purchase common stock discussed in Notes 5 and 9, but excluding the effects of any conversion rights):



                                        1996                                1995                               1994
                              ---------------------------------------------------------------------------------------------------
                                                  Weighted                           Weighted                           Weighted
                                                   Average                            Average                            Average
                                                  Exercise                           Exercise                           Exercise
                                  Shares           Price           Shares             Price           Shares             Price
----------------------------------------------------------------------------------------------------------------------------------
Outstanding at
     beginning of
     year                        1,738,970    $       2.87        1,530,933    $        3.15          1,530,933      $     3.15
Granted                          1,462,968            0.08          246,137             0.90             --                 --
Exercised                           --                 --            --                  --              --                 --
Expired/
     Surrendered                (1,088,832)           3.07          (38,100)           (1.50)            --                 --
                              ---------------------------------------------------------------------------------------------------
Outstanding at
     end of year                 2,113,106    $       0.84        1,738,970    $        2.87          1,530,933      $     3.15
                              ---------------------------------------------------------------------------------------------------
Exercisable at
     end of year                 2,113,106    $        .84        1,613,971    $        2.80          1,134,785      $     3.15
Weighted average
     fair value per
     option of
     options granted
     during the year                 $0.47                           $    -                              $    -



NOTE 10.      STOCK OPTIONS AND INCENTIVE PLANS (CONTINUED)

A further summary about the options and warrants granted outside of the Company's formal plans outstanding at December 31, 1996 is as follows:


                                                        Options Outstanding                            Options Exercisable
                                  ------------------------------------------------------------------------------------------
                                                        Weighted
                                                         Average            Weighted                               Weighted
                                                        Remaining            Average                               Average
Range of                               Number          Contractual          Exercise           Number              Exercise
     Exercise Prices                Outstanding       Life in Years           Price         Exercisable             Price
-----------------------------------------------------------------------------------------------------------------------------
$0.00 to  1.00                       1,709,105              4.0       $       0.20          1,709,105         $      0.20
 1.01 to  2.00                          25,000              7.9               2.00             25,000                2.00
 2.01 to  3.00                         127,001              8.7               2.99            127,001                2.99
 3.01 to  4.00                         127,000              8.7               3.60            127,000                3.60
 4.01 to  6.00                         125,000              6.0               4.30            125,000                4.30
                                  ------------------------------------------------------------------------------------------
                                     2,113,106              4.7       $       0.84          2,113,106         $      0.84




Not included in the above table are warrants granted in conjunction with current and prior extensions of the $898,928 of Convertible Subordinated Debentures. The holders have received warrants for the purchase of 25,374 shares of Series C preferred stock at $16.718 per share (See Note 5).

NOTE 11.      INCOME TAXES

As of December 31, 1996, the Company has net operating loss carryforwards for federal income tax purposes of approximately $24,326,000 available to offset future taxable income, which include carryforwards from VEI. In addition, the Company has investment tax and research credit carryforwards of approximately $126,000. Future utilization of these loss credit carryforwards are subject to certain limitations under provisions of the Internal Revenue Code including limitations subject to Section 382, which relates to a 50% change in control over a three year period, and are further dependent upon the Company attaining profitable operations. Shares issued to acquire VEI and shares issued in previous private placement transactions, have caused the Company to exceed the 50% change in control threshold. This has subjected the Company to limitations of annual net operating loss and credit carryforwards and may result in the expiration of a portion of these carryforwards before they can be utilized. The estimated annual limitation of operating losses is approximately $524,000. In addition, the net operating losses generated by VEI before the merger totaling approximately $6,600,000 can only be used to offset future VEI income.

A reconciliation of the effective tax rates with the federal statutory rate is as follows:


                                                                             Years Ended December 31,
                                                                  1996                  1995                  1994
---------------------------------------------------------------------------------------------------------------------
Income taxes (benefit) at statutory rate                  $      (2,274,500)    $      (2,457,300)    $      (1,218,100)

Change in valuation allowance, net of temporary
      differences acquired in acquisition of VEI in 1995          2,640,500             2,853,300             1,463,400

State taxes                                                        (366,000)             (396,000)             (245,300)
                                                           ------------------------------------------------------------
                                                           $         --         $          --          $         --
                                                           ------------------------------------------------------------
                                                           ------------------------------------------------------------




The tax effect of temporary differences consisted of the following as of December 31:


                                                        1996            1995
--------------------------------------------------------------------------------
Deferred tax assets:
Net operating loss carryforwards                 $    9,764,100   $   8,349,400
Accrued development costs                               195,000         195,000
Compensation element of stock options issued             94,900          94,900
Accrued payroll                                          45,000          94,800
Allowance for doubtful accounts                         115,000          98,800
Tax credit carryforwards                                126,000          99,100
Equipment and purchased software                          --             30,400
Accrued sales tax                                        32,000          --
                                                 -------------------------------
Gross deferred tax assets                            10,372,000       8,962,400
Less valuation allowance                              8,115,800       5,475,300
                                                 -------------------------------
                                                      2,256,200       3,487,100
                                                 -------------------------------

Deferred tax liabilities:
Equipment and purchased software                       (379,200)         --
Deferred rent                                           (11,000)        (21,600)
Acquired technology                                  (1,866,000)     (3,465,500)
                                                 -------------------------------
                                                     (2,256,200)     (3,487,100)
                                                 -------------------------------
                                                 $       --       $      --
                                                 -------------------------------
                                                 -------------------------------

As of December 31, 1996, the Company has net operating loss carryforwards for federal income tax purposes expiring as follows:


1997                                                          $        188,200
1998                                                                   119,500
1999                                                                    38,600
2000                                                                    35,600
2001                                                                    42,100
2002                                                                   438,600
2003                                                                 1,385,800
2004                                                                 1,378,000
2005                                                                 3,852,300
2006                                                                 3,460,500
2007                                                                 2,562,400
2008                                                                 4,533,700
2009                                                                 3,829,900
2010                                                                 2,460,800
                                                              ----------------
                                                              $     24,326,000
                                                              ----------------
                                                              ----------------


NOTE 12.       401(K) AND PROFIT SHARING PLAN

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

There were no contributions made by the Company to these Plans during the years ended December 31, 1996, 1995 or 1994.

NOTE 13.       SIGNIFICANT CUSTOMER

Sales through one distributor amounted to 24% during the year ended December 31, 1994.

NOTE 14.       ACCOUNTING PRONOUNCEMENTS ISSUED BUT NOT YET ADOPTED

In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 125 (SFAS 125) and No. 127 (SFAS 127) which relate to accounting for transfers and servicing of financial assets and extinguishments of liabilities. SFAS 125, among other provisions, provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and early adoption is prohibited. SFAS 127 deferred the effective date of certain provisions of SFAS 125 until after December 31, 1997. Management does not believe the impact of adopting SFAS 125 will have a material impact on the consolidated financial statements.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128): Earnings per Share. SFAS 128 establishes standards for computing and presenting earnings per share (EPS), including replacing the presentation of primary EPS with a presentation of basic EPS. SFAS 128 also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with a complex capital structure and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 will be effective for the Company's year ended December 31, 1997 and will require restatement of any prior period EPS data presented. The Company has not determined what effect this new standard will have on its earnings per share presentations.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              VISTA INFORMATION SOLUTIONS, INC.
                              (registrant)



Dated:  April 11, 1997        By:  /s/ Thomas R. Gay
                                   -----------------------------
                                   Thomas R. Gay
                                   (Chief Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on April 11, 1997 by the following persons on behalf of the Company and in the capacities indicated.

                                   Signature and Title
                                   -------------------


                                   /s/ Thomas R. Gay
                                   ------------------------------------------
                                   Thomas R. Gay, Chief Executive Officer and
                                   Director

                                   /s/ Jay D. Seid
                                   ------------------------------------------
                                   Jay D. Seid, Chairman of the Board

                                   /s/ Patrick A. Rivelli
                                   ------------------------------------------
                                   Patrick A. Rivelli, Director

                                   /s/ Martin F. Kahn
                                   ------------------------------------------
                                   Martin F. Kahn, Director

                                   /s/ James E. Hovis
                                   ------------------------------------------
                                   James E. Hovis, Director

                                   /s/ Robert J. Moeller
                                   ------------------------------------------
                                   Robert J. Moeller, Director

                                   /s/ Richard J. Freeman
                                   ------------------------------------------
                                   Richard J. Freeman, Director

                                   /s/ Steven Hamilton
                                   ------------------------------------------
                                   Steven Hamilton
                                   (Principal Financial Officer)

                                   /s/ Brian Conn
                                   ------------------------------------------
                                   Brian Conn
                                   (Principal Accounting Officer)

                          VISTA INFORMATION SOLUTIONS, INC.
                            EXHIBIT INDEX TO ANNUAL REPORT
                                    ON FORM 10-KSB

                              FOR THE FISCAL YEAR ENDED
                                  DECEMBER 31, 1996



Item No.      Description                             Method of Filing
--------      -----------                             ----------------

  3.1     Restated  Articles  of
          Incorporation  of  the Company,
          as amended to date  . . . . . .    Incorporated  by reference to the
                                             C o m pany's    Post    Effective
                                             Amendment  No.  1  to  Form  SB-2
                                             Registration Statement on Form S-
                                             3 (File No. 33-72248).

  3.2     Restated   By-Laws   of   the
          Company, as amended to date . . . .Incorporated  by reference to the
                                             Company's  Annual  Report on Form
                                             10-KSB  for the fiscal year ended
                                             June 30, 1993 (File No. 0-20312).

  4.1     Specimen  form of the Company's
          Common Stock Certificate  . . . . .Incorporated  by reference to the
                                             Company's  Registration Statement
                                             on Form 10 (File No. 0-20312).

  4.2     Specimen  form of the Company's
          Warrant Certificate . . . . . . . .Incorporated  by reference to the
                                             Company's  Registration Statement
                                             on Form 10 (File No. 0-20312).
                                             Incorporated  by reference to the

  4.3     Warrant Agreement . . . . . . . .  Company's  Registration Statement
                                             on Form 10 (File No. 0-20312).

  4.4     Certificate  of  Designation of
          the  Rights  and Preferences of
          the    Company's    Series    B
          Convertible Preferred Stock . . . .Incorporated  by reference to the
                                             Company's   Quarterly  Report  on
                                             Form 10-QSB for the quarter ended
                                             September  30,  1993 (File No. 0-
                                             20312).

  4.5     Certificate  of  Designation of
          the  Rights  and Preferences of
          the    Company's    Series    C
          Convertible Preferred Stock . . . .Incorporated  by reference to the
                                             Company's  Current Report on Form
                                             8-K filed March 7, 1995 (File No.
                                             0-20312).

  4.6     Certificate  of  Designation of
          the  Rights  and Preferences of
          the    Company's    Series    D
          Convertible Preferred Stock . . . .Incorporated  by reference to the
                                             Company's  Current Report on Form
                                             8-K filed March 7, 1995 (File No.
                                             0-20312).

Item No.      Description                             Method of Filing
--------      -----------                             ----------------

  4.7     Option  Agreement  by and among
          Paul  S.  Bachow  Co-Investment
          Fund,  L.P., Paul S. Bachow and
          the Company dated September 15,
          1993  . . . . . . . . . . . . . . .Incorporated  by reference to the
                                             Company's  Annual  Report on Form
                                             10-KSB  for the fiscal year ended
                                             June 30, 1993 (File No. 0-20312).

  4.8     Rockwin Corp.  Warrant
          Certificate  dated September 3,
          1993  . . . . . . . . . . . . . . .Incorporated  by reference to the
                                             Company's  Registration Statement
                                             on Form S-8 (File No. 33-73212).

  4.9     Grant Warfield Option Agreement
          dated October 3, 1991 . . . . . . .Incorporated  by reference to the
                                             Company's  Registration Statement
                                             on Form S-8 (File No. 33-73212).

  4.10    Alex  Tassos Warrant Agreements
          dated January 1, 1993 and
          April 19, 1993  . . . . . . . . . .Incorporated  by reference to the
                                             Company's  Registration Statement
                                             on Form S-8 (File No. 33-73212).

  4.11    James  Hovis  Warrant Agreement
          dated December 10, 1993 . . . . . .Incorporated  by reference to the
                                             Company's  Registration Statement
                                             on Form S-8 (File No. 33-73212).

  4.12    Purchase     Agreement    dated
          February  28,  1995  among  the
          Company  and  certain investors. .
          identified in the Agreement . . . .Incorporated  by reference to the
                                             Company's  Annual  Report on Form
                                             10-K   for   the   period   ended
                                             December  31,  1994  (File No. 0-
                                             20312).


  4.13    Standby  Bridge  Loan  Facility
          dated  January 15, 1994 between
          the Company and certain persons
          listed  on  Exhibit  A attached
          thereto . . . . . . . . . . . . . .Incorporated  by reference to the
                                             Company's  Annual  Report on Form
                                             10-K   for   the   period   ended
                                             December  31,  1995  (File No. 0-
                                             20312).

Item No.      Description                             Method of Filing
--------      -----------                             ----------------

  4.14    Amendment    to    Subordinated
          Promissory Notes dated February
          28,  1995  between  the Company
          and  certain  persons listed on
          Exhibit A attached thereto. . . . .Incorporated  by reference to the
                                             Company's  Annual  Report on Form
                                             10-K   for   the   period   ended
                                             December  31,  1995  (File No. 0-
                                             20312).

  4.15    Form of Subordinated
          Convertible Debenture  issued
          from October through December
          1995. . . . . . . . . . . . . . . .Incorporated  by reference to the
                                             Company's  Annual  Report on Form
                                             10-K   for   the   period   ended
                                             December  31,  1995  (File No. 0-
                                             20312).

  4.16    Form  of  Warrant issued  in
          connection with  the
          Subordinated Convertible
          Debenture financing issued from
          October through December 1995. . . Incorporated  by reference to the
                                             Company's  Annual  Report on Form
                                             10-K   for   the   period   ended
                                             December  31,  1995  (File No. 0-
                                             20312).

  10.1    Geographic  Underwriting System
          Agreement  among ISO Commercial
          Risk  Services,  Inc.  and  ISO
          Telecommunications, Inc. and
          the Company, dated June 3, 1991. . Incorporated  by reference to the
                                             Company's  Registration Statement
                                             on Form 10 (File No. 0-20312).

  10.2    Supplement   to  Joint  Service
          Agreement   dated  February  5,
          1996 between Insurance Services
          Office, Inc. and the Company  . . .Incorporated  by reference to the
                                             Company's  Annual  Report on Form
                                             10-K   for   the   period   ended
                                             December  31,  1995  (File No. 0-
                                             20312).

  10.3    Office   Building  Lease  dated
          December 9, 1992 by and between
          Governor  Park Partners and the
          Company . . . . . . . . . . . . . .Incorporated  by reference to the

                                             Company's  Annual  Report on Form
                                             10-K   for   the   period   ended
                                             December  31,  1995  (File No. 0-
                                             20312).

  10.5    1990   Stock  Option  Plan,  as
          amended . . . . . . . . . . . . . .Incorporated  by reference to the
                                             Company's  Registration Statement
                                             on Form S-8 (File No. 33-73212).


  10.6    Profit Sharing Plan . . . . . . . .Incorporated  by reference to the
                                             Company's  Registration Statement
                                             on Form 10 (File No. 0-20312).


  10.7    1995 Stock Incentive Plan.  . . . .Incorporated  by reference to the
                                             Company's  Registration Statement
                                             on Form S-8 (File No. 333-09417).


  10.8    401(k) Plan . . . . . . . . . . . .Incorporated  by reference to the
                                             Company's  Registration Statement
                                             on Form 10 (File No. 0-20312).

  10.9    Employment  Agreement of Donald
          R. Coley, dated August 10, 1992. . Incorporated  by reference to the
                                             Company's  Annual  Report on Form
                                             10-KSB  for the fiscal year ended
                                             June 30, 1993 (File No. 0-20312).

Item No.      Description                             Method of Filing
--------      -----------                             ----------------

  10.10   Geographic  Underwriting System
          Joint Service Agreement between
          Insurance   Services   Offices,
          Inc.  and  the  Company,  dated
          October 1, 1992 . . . . . . . . . .Incorporated  by reference to the
                                             Company's  Annual  Report on Form
                                             10-KSB  for the fiscal year ended
                                             June 30, 1993 (File No. 0-20312).

  10.11   Agreement  for Services between
          Insurance Services Office, Inc.
          and  the  Company  dated August
          28, 1992  . . . . . . . . . . . . .Incorporated  by reference to the
                                             Company's  Annual  Report on Form
                                             10-KSB  for the fiscal year ended
                                             June 30, 1993 (File No. 0-20312).

  10.12   Addendum  One  to  Geographic
          Underwriting    System    Joint
          Service    Agreement    between
          Insurance   Services   Offices,
          Inc.  and  the  Company,  dated
          January 21, 1994  . . . . . . . . .Incorporated  by reference to the
                                             Company's  Annual  Report on Form
                                             10-KSB  for the transition period
                                             ended December 31, 1993 (File No.
                                             0-20312).

  10.13   Employment    Agreement    with
          Thomas  R.  Gay  dated February
          28, 1995  . . . . . . . . . . . . .Incorporated  by reference to the
                                           Company's  Annual  Report on Form
                                             10-K   for   the   period   ended
                                             December  31,  1994  (File No. 0-
                                             20312).


  10.14   1993 VISTA Stock Option Plan. . . .Incorporated  by reference to the
                                             Company's  Registration Statement
                                             on Form S-8 (File No. 333-09417).

  10.16   Agreement Regarding Board
          Observer  dated  April 18, 1995
          between the Company and Century
          Capital Partners, L.P.  . . . . . .Incorporated  by reference to the
                                             Company's   Quarterly  Report  on
                                             Form  10-Q  for the quarter ended
                                             September  30,  1995 (File No. 0-
                                             20312).

  10.17   Equipment Lease Agreement dated
          August 10, 1995 between  the
          Company and Ally Capital
          Corporation . . . . . . . . . . . .Incorporated  by reference to the
                                             Company's  Annual  Report on Form
                                             10-K   for   the   period   ended
                                             December  31,  1995  (File No. 0-
                                             20312).

  10.18   Asset Purchase Agreement dated
          February  1, 1996  between the
          Company and Business
          Information Technology Inc. . . . .Incorporated  by reference to the
                                             Company's  Annual  Report on Form
                                             10-K   for   the   period   ended
                                             December  31,  1995  (File No. 0-
                                             20312).

  10.19   Equipment Lease Agreement dated
          August  10,  1995  between  the
          Company    and   Ally   Capital
          Corporation . . . . . . . . . . . .Incorporated  by reference to the
                                             Company's  Annual

Item No.      Description                             Method of Filing
--------      -----------                             ----------------
                                             Report on Form 10-K   for   the
                                             period   ended December 31, 1995
                                             (File No. 0-20312).

  21.1    List  of  subsidiaries  of  the
          Registrant. . . . . . . . . . . . .Filed herewith, page ___.

  23.1    Consent of Independent

          Auditors. . . . . . . . . . . . . .Filed herewith, page ___.