Form 10-K/A
period 1996-12-31
VISTA INFORMATION SOLUTIONS INC
filed 1997-04-30
CIK 888793

                       U.S. SECURITIES AND EXCHANGE COMMISSION


                               WASHINGTON, D.C.  20549


                                    FORM 10-KSB/A




                     Amendment No. 1 to Annual Report Pursuant to
              Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the fiscal year ended December 31, 1996

                             COMMISSION FILE NO.: 0-20312

                                 --------------------


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

                                 -------------------

           Securities registered pursuant to Section 12(b) of the Act: NONE

             Securities registered pursuant to Section 12(g) of the Act:

                             COMMON STOCK, $.01 PAR VALUE

                                ---------------------


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                       PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)  DIRECTORS OF THE REGISTRANT

    The names of the Company's directors, their ages, the year in which each first became a director and their principal occupations as of April 26, 1997 are set forth below.

    JAY D. SEID (age 36)has served Chairman of the Board of Directors of the Company since October 1996 and as a director of the Company since 1995. Since December 1992, Mr. Seid has served as Vice President of Bachow & Associates, Inc., an Investment Company. From May 1988 to December 1992, Mr. Seid served as President and General Counsel of Judicate, Inc., a publicly traded provider of alternative dispute resolution services. Prior to 1988, Mr. Seid was an attorney specializing in corporate law with Wolf, Block, Schorr and Solis-Cohen in Philadelphia.

    THOMAS R. GAY (age 51) has served as a director and as President and Chief Executive Officer of the Company since the merger with VISTA Environmental in February 1995. Mr. Gay was a co-founder of VISTA Environmental and served as the President and CEO of VISTA Environmental from August 1991 to February 1995. From 1988 to August 1991, Mr. Gay served as President of National Decisions Systems, a company involved in marketing information products, databases and software, which he also co-founded.

    JAMES E. HOVIS (AGE 52) has served as a director of the Company since 1991, and was Chairman of the Board of Directors of the Company from August 1991 to February 1995. From August 1991 to April 1993, Mr. Hovis also served as the Chief Executive Officer of the Company. Prior to 1991, Mr. Hovis was involved in the start-up and/or development of various business ventures.

    ROBERT J. MOELLER(AGE 58) has served as a director of the Company since 1992. Since January 1994, Mr. Moeller has been the President of Moeller & Associates, a management consulting firm. From 1991 to January 1994, Mr. Moeller served as the Senior Vice President/Marketing of the Meat Sector Division of Cargill, Incorporated, a meat processing division. From 1988 through 1990, Mr. Moeller served as President and Chief Operating Officer of Mackay Envelope Corporation, a privately held envelope manufacturer.

    MARTIN F. KAHN (AGE 46) has been a director of the Company since the merger with VISTA Environmental in February 1995. From February 1995 to October 1996 Mr. Kahn served as Chairman of the Board of Directors of the Company. From 1992 to February 1995, Mr. Kahn served as Chairman of the Board of Directors of VISTA Environmental. From 1989 to 1992, Mr. Kahn was Chairman of the Board of Environmental Audit, Inc.. Prior to 1989, Mr. Kahn served as President of BRS Information Services, a provider of on-line information to healthcare professionals. Mr. Kahn also serves as Chairman of the Board of OneSource Information Services, Inc., a developer and marketer of integrated business information and software, and as Chairman of the Board of CDP Technologies, Inc., a medical, scientific and technical information provider.

    PATRICK A. RIVELLI (AGE 60) has served as a director of the Company since the merger with VISTA Environmental in February 1995. Mr. Rivelli is a founder of Sunwestern Investment Fund III Limited Partnership and has been the General Partner of Sunwestern L.P. since 1988. Mr. Rivelli has also served as the President and a director of Sunwestern Managers Inc., the management company of Sunwestern Limited Fund, since October 1992. Mr. Rivelli is also a director of Maxserv Inc., an information services firm.

    RICHARD J. FREEMAN (AGE 44) has served as a director of the Company since October 1996. Since 1993 Mr. Freeman has been Vice President of Century Capital Management. For the past 18 years, he has held various investment management positions with Kemper Financial Services, First Chicago Corp. and Metropolitan Life Insurance Company. Mr. Freeman has also served with the State of Michigan Insurance Bureau and Treasury Department.

    Pursuant to the terms of the Company's Series B Preferred Stock, par value $.01 per share ("Series B Preferred"), the holders of the Series B Convertible Preferred are entitled to appoint and elect one director. Mr. Seid has been appointed to the Board by the Series B Preferred shareholders. Pursuant to the terms of the Company's Series C Convertible Preferred Stock, par value $.01 per share, ("Series C Preferred"), the holders of the Series C Preferred are entitled to appoint and elect two directors. Messrs. Kahn and Rivelli have been elected to the Board by the Series C Preferred shareholders. Pursuant to the terms of the Company's Series D Convertible Preferred Stock, par value $.01 per share ("Series D Preferred"), the holders of the Series D Preferred are entitled to vote the number of shares of Common Stock into which the Series D Preferred are convertible, together with the holders of the shares of Common Stock, voting separately as a class, for the election of any directors of the Company other than Directors elected by the holders of Series B Preferred or Series C Preferred. Messrs. Gay, Hovis and Moeller have been elected by the shareholders of the Company's Common Stock and Series D Preferred Stock.

(b)  EXECUTIVE OFFICERS OF THE REGISTRANT.

    Information concerning executive officers of the Company is included in this Annual Report on Form 10-K under Item 4A, "Executive Officers of the Registrant".

(c)  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

    Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who beneficially own more than 10% of the Company's Common Stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Executive officers, directors and greater-than-10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company for the year ended December 31, 1996, all executive officers, directors and greater-than-10% shareholders filed the required Section 16(a) reports in a timely manner with the exception of Mr. Freeman, who filed an Initial Statement of Beneficial Ownership of Securities with the Securities Exchange Commission in January 1997.

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

    The following table sets forth the cash and non-cash compensation paid or earned (i) during the fiscal year ended December 31, 1996 by the Chief Executive Officer of the Company. No other executive officer of the Company had salary and bonus which exceeded $100,000 for the fiscal year ended December 31, 1996.


                                              Annual Compensation                        Long Term Compensation
                              ---------------------------------------------------       -----------------------
                                                                                              Awards
                                                                         Other                ------
                                                                         Annual         Restricted        Securities     All Other
Name and                                                                 Compen-          Stock          Underlying     Compen-
Principal Position    Year          Salary($)      Bonus($)              sation($)      Award(s)($)      Options(#)     sation($)
------------------    ----          ---------     ---------             -----------    -----------       ----------     ----------

Thomas R. Gay         1996          187,500             -                 11,000(1)           -                  -              -
Thomas R. Gay (2)     1995          169,167             -                  8,688(3)           -            150,000              -

CHIEF EXECUTIVE OFFICER


-----------------------
(1) Includes an annual car allowance of $6,000 and country club membership dues of $5,000

(2) Mr. Gay became Chief Executive Officer of the Company on February 28, 1995, concurrent with the Company's merger with VISTA Environmental.

(3) Includes an annual car allowance of $5,000 and country club membership dues of $3,688.

OPTION GRANTS

    The following table provides information for the year ended December 31, 1996 as to individual grants of options to purchase shares of Common Stock by each of the persons named in the Summary Compensation Table. No person named in the Summary Compensation Table exercised options to purchase Common Stock during the year ended December 31, 1996.


                          OPTION GRANTS IN LAST FISCAL YEAR

                                                   Individual Grants
                   -------------------------------------------------------------------------------

                                                  Percent of          Exercise
                   Number of Securities         Total Options            or
                    Underlying Options      Granted to Employees     Base Price         Expiration
Name                    Granted(#)(1)           in Fiscal Year         ($/SH)              Date
----                    -------------           --------------         ------            --------
Thomas R. Gay                -                        -                   -                  -

----------------------

MANAGEMENT AGREEMENTS

    GAY AGREEMENT. Concurrent with the closing of the Company's merger with VISTA Environmental on February 28, 1995, the Company entered into an employment agreement with Mr. Gay, as President and Chief Executive Officer of the Company. The agreement between the Company and Mr. Gay provides for (i) an initial base salary of $180,000 for the first year of employment and a base salary of $195,000 for the second year of employment; (ii) a grant of incentive stock options to purchase 150,000 shares of Common Stock with an exercise price equal to $1.41 per share (the fair market value of one share of the Common Stock on the date of grant) which options vest in two equal installments on the first and second anniversary of the date of grant and remain exercisable for a period of ten years; (iii) a bonus in the range from $60,000 to $100,000 contingent upon the achievement of certain performance criteria to be established by the Board;
(iv) an automobile allowance of $500 per month; and (v) a country club membership allowance of up to $5,000 per year. The initial term of this agreement expires on February 28, 1997.

    The terms of the agreement between the Company and Mr. Gay also provide that if Mr. Gay is terminated by the Company "other than for cause" (as such phrase is defined in the agreement), then Mr. Gay is entitled to his base salary and benefits for the remainder of the term of the agreement; provided, however, that such amount may not be less than an amount equal to one half of the base salary paid to Mr. Gay in the prior calendar year. In the event of a "change in control" of the Company (as defined in the agreement), (i) all unvested options granted to Mr. Gay under the agreement immediately vest and become fully exercisable; and (ii) the agreement automatically terminates and Mr. Gay is entitled to receive all accrued salary due and owing plus salary for a period of either one year or until the existing term of the agreement expires, whichever is longer. The agreement also prohibits disclosure of confidential information to anyone outside of the Company both during and after employment and prohibits competition with the Company and the solicitation of customers and employees of the Company for two years after termination of employment.

    CHANGE IN CONTROL ARRANGEMENTS. In addition to the terms of Mr. Gay's employment agreement relating to changes in control of the Company, the Company's 1995 Stock Incentive Plan (the "1995 Plan") provides that, unless otherwise provided in an agreement evidencing an option granted under the 1995 Plan, in the event of a "change in control" of the Company (as defined below), all outstanding options will become immediately exercisable in full and will remain exercisable for the remainder of their terms. In addition, in the event of such a change in control, the committee administering the 1995 Plan, in its sole discretion, may provide that some or all participants holding outstanding options will receive for each share of Common Stock subject to such options cash in an amount equal to the excess of the fair market value of such shares immediately prior to the effective date of a change in control over the exercise price per share of such options.

    For purposes of the 1995 Plan, a "change in control" of the Company will be deemed to have occurred, among other things, upon (i) the sale or other disposition of substantially all of the assets of the Company to a person not controlled by the Company; (ii) the approval by the Company's shareholders of a plan or proposal for the liquidation or dissolution of the Company; (iii) a merger or consolidation to which the Company is a party if the Company's shareholders immediately prior to the merger or consolidation beneficially own, immediately after the merger or consolidation, securities of the surviving corporation representing 50% or less of the combined voting power of the surviving corporation's then outstanding securities ordinarily having the right to vote at elections of directors; (iv) the Incumbent Directors (defined as the directors in office as of the effective date of the 1995 Plan or any persons who subsequently become directors and whose election or nomination was approved by at least a majority of Incumbent Directors) cease for any reason to constitute at least a majority of the Board; or (v) a change in control of the Company of a nature that would be required to be reported pursuant to Section 13 or 15(d) of the Exchange Act.

DIRECTOR COMPENSATION

    DIRECTORS' FEES. The Company pays each director who is not an employee of the Company $200 for each Board meeting and committee meeting attended and reimburses each director for out-of-pocket expenses when attending Board meetings or otherwise engaging in Company business.

    AUTOMATIC OPTION GRANT. Pursuant to the 1995 Plan, each non-employee director serving on the Board receives an automatic grant of options to purchase 10,000 shares of Common Stock on January 1 each year the 1995 Plan is in effect. If a non-employee director is elected or appointed to serve as a director following such January 1 date, such non-employee director receives an automatic grant of an option to purchase (i) 5,000 shares of Common Stock if such non-employee director is elected or appointed after June 30 in any year in which the 1995 Plan is in effect, or (ii) 10,000 shares of Common Stock if such non-employee director is elected or appointed prior to July 1 in any year in which the 1995 Plan is in effect.

    The exercise price per share for such options is equal to the fair market value of one share of Common Stock on the date the option is granted. Options automatically granted to non-employee directors under the 1995 Plan become exercisable six months following the date of grant and expire five years from the date of grant. In the event a non-employee director's service as a director of the Company is terminated by reason of death or Disability (as defined in the 1995 Plan) all such outstanding options then held by the non-employee director will become immediately exercisable in full and will remain exercisable for a period of one year thereafter (but in no event after the expiration of any such option). In the event that a non-employee director's service as a director of the Company is terminated for any other reason, all such options then held by the non-employee director will remain exercisable for a period of three months thereafter to the extent exercisable as of the date of termination (but in no event after the expiration of any such option).


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                                     COMMON STOCK

    The following table sets forth information regarding the beneficial ownership of Common Stock of the Company as of March 31, 1997 (a) by each shareholder who is known by the Company to own beneficially more than 5% of the outstanding Common Stock, (b) by each director, (c) by the executive officers named in the Summary Compensation Table, and (d) by all executive officers and directors of the Company as a group.

                                                   NUMBER OF                PERCENT            PERCENT
                                              SHARES BENEFICIALLY          OF CLASS            OF TOTAL
NAME                                               OWNED (1)               OWNED (2)        VOTING POWER(3)
----                                               ---------               ---------        ---------------
Paul S. Bachow                                     3,279,696 (4)              26.6%               14.9%
3 Bala Plaza East
Suite 502
Bala Cynwyd, PA  19004

Paul S. Bachow Co-Investment                       2,216,229 (5)              17.9%               10.1%
 Fund, L.P.
3 Bala Plaza East
Suite 502
Bala Cynwyd, PA 19004

James E. Hovis                                       880,912 (6)               7.1%                4.0%
329 N. 3rd Street
DeKalb, IL  60115

Hudson Trust                                       1,064,982 (7)               8.8%                4.9%
c/o Pyrenees Management Co., Inc.
Suite 445, The Office Center
666 Plainsboro Road
Plainsboro, NJ 08536

Sunwestern III Group                               1,352,242 (8)              11.0%                6.1%
Three Forest Plaza
Suite 1300
12221 Merit Drive
Dallas, TX  75251


                                              NUMBER OF SHARES              PERCENT            PERCENT
                                                BENEFICIALLY               OF CLASS            OF TOTAL
NAME                                               OWNED (1)               OWNED (2)      VOTING POWER (3)
----                                               ---------               ---------      ----------------
James Silock                                       1,352,242 (9)              11.0%                6.1%
Three Forest Plaza
Suite 1300
12221 Merit Drive
Dallas, TX  75251

U.S. Trust                                           872,440 (10)              7.1%                4.0%
c/o Pyrenees Management Co., Inc.
Suite 445, The Office Center
666 Plainsboro Road
Plainsboro, NJ 08536

Martin F. Kahn                                       221,785 (11)              1.8%                1.0%

Thomas R. Gay                                      1,985,304 (12)             16.1%                9.0%
5060 Shoreham Place
Suite 300
San Diego, CA 92122

Robert J. Moeller                                     47,961 (13)               *                   *

Jay D. Seid                                        2,216,229 (14)             17.9%               10.1%
3 Bala Plaza East
Suite 502
Bala Cynwyd, PA 19004


Patrick A. Rivelli                                 1,411,797 (1)              11.4%                6.4%

Richard J. Freeman                                 1,592,412 (16)             12.9%                7.2%

SIRROM Capital Corporation                         1,247,582 (17)             10.1%                5.7%

All current directors and                          8,789,576 (6)(11)(12)      71.2%               39.9%
executive officers as a group                                (13)(14)(15)
(10 persons)                                                 (16)(18)

-----------------

*    Less than 1%.

(1) Unless otherwise noted, all of the shares shown are held by individuals or entities possessing sole voting and investment power with respect to such shares. Shares not outstanding but deemed beneficially owned by virtue of the right of a person to acquire them within 60 days, whether by the exercise of options or warrants or the conversion of Series B Preferred, Series C Preferred or Series D Preferred ("Preferred Stock") or debentures into Common Stock, are deemed outstanding in determining the number of shares beneficially owned by such person or group.

(2) The "Percent of Class Owned" is calculated by dividing the "Number of Shares Beneficially Owned" by the sum of (i) the total outstanding shares of Common Stock of the Company and (ii) shares of Common Stock that such person has the right to acquire within 60 days, whether by the exercise of options or warrants or the conversion of Preferred Stock or debentures into Common Stock. The "Percent of Class Owned" does not reflect shares beneficially owned by virtue of the right of any person, other than the person named and affiliates of that person, to acquire them within 60 days, whether by exercise of options or warrants or the conversion of Preferred Stock into Common Stock.

(3) The "Percent of Total Voting Power" is calculated by dividing the "Number of Shares Beneficially Owned" by the sum of (i) the total outstanding shares of Common Stock of the Company, and (ii) shares of Common Stock that such person has the right to acquire within 60 days by the exercise of options or warrants, and (iii) all shares of Common Stock issuable upon conversion of all outstanding shares of Preferred Stock.

(4) Includes 2,216,229 shares of Common Stock beneficially owned by the Paul S. Bachow Fund, L.P. (the "Bachow Fund"). Includes 627,440 shares of Common Stock Mr. Bachow has the right to acquire upon the conversion of 62,744 shares of Series B Preferred, 293,520 shares of Common Stock Mr. Bachow has the right to acquire upon conversion of 29,352 shares of Series D Preferred and 94,988 shares of Common Stock Mr. Bachow has the right to acquire upon the exercise of stock options.

(5) Includes 1,372,560 shares of Common Stock the Bachow Fund has the right to acquire upon the conversion of 137,256 shares of Series B Preferred, 642,100 shares of Common Stock that the Bachow Fund has the right to acquire upon the conversion of 64,210 shares of Series D Preferred and 201,569 shares of Common Stock that the Bachow Fund has the right to acquire upon the exercise of stock options.

(6) Includes 242,500 shares of Common Stock that Mr. Hovis has the right to acquire upon the exercise of stock options and warrants, 51,650 shares of Common Stock held by Mr. Hovis' wife, 348,486 shares of Common Stock held by Mr. Hovis in trust for which Mr. Hovis is the beneficiary, 24,081 shares held by Mr. Hovis' children, 103,000 shares of Common Stock that Mr. Hovis' wife has the right to acquire upon the exercise of stock options, and 111,000 shares of Common Stock held in trust that Mr. Hovis, as beneficiary, has the right to acquire upon the exercise of stock options.

(7) Includes 948,730 shares of Common Stock that Hudson Trust has the right to acquire upon the conversion of 94,873 shares of Series C Preferred, 30,310 shares of Common Stock that Hudson Trust has the right to acquire upon the conversion of 3,031 shares of Series C Preferred issuable upon exercise of warrants, and 32,615 shares of Common stock issuable upon exercise of warrants.

(8) Includes 217,170 shares of Common Stock issuable upon conversion of 21,717 shares of Series C Preferred held of record by Sunwestern Investment Fund III Limited Partnership ("Sunwestern LP"), 235,260 shares of Common Stock issuable upon conversion of 23,526 shares of Series C Preferred held of record by Sunwestern Cayman Partners 1988 ("Sunwestern 1988"), 102,293 shares of Common Stock issuable upon conversion of debentures held by Sunwestern LP, 110,817 shares of Common Stock issuable upon conversion of debentures held by Sunwestern 1988, 55,846 shares of Common Stock that Sunwestern LP has the right to acquire upon the exercise of warrants, 60,499 shares of Common Stock that Sunwestern 1988 has the right to acquire upon the exercise of warrants, 412,180 shares of Common Stock issuable upon conversion of 41,218 shares of Series C Preferred Stock held of record by Mapleleaf Capital, Ltd.("Mapleleaf"), and 27,630 shares of Common Stock issuable upon conversion of 2,763 shares of Series C Preferred which Mapleleaf has the right to acquire upon the exercise of warrants, and 130,547 shares of Common Stock which Mapleleaf has the right to acquire upon conversion of debentures.

(9) Includes 1,352,242 shares of Common Stock beneficially owned by Sunwestern III Group. Mr. Silock is one of two general partners of Sunwestern LP and Mapleleaf and is a 50% shareholder of Sunwestern Incorporated, the attorney in fact for Sunwestern 1988, having the power to vote and direct the voting of the shares held by Sunwestern 1988. Sunwestern Incorporated also manages Sunwestern LP and Mapleleaf. Pursuant to Rule 13d-3 of the Securities and Exchange Act of 1934, Mr. Silock may be deemed to share beneficial ownership with respect to the shares held by Sunwestern LP, Sunwestern 1988 and Mapleleaf; however, Mr. Silock disclaims beneficial ownership except to the extent of his pecuniary interest therein.

(10) Includes 845,430 shares of Common Stock that U.S. Trust has the right to acquire upon the conversion of Series C Preferred and 27,010 shares of Common Stock issuable upon conversion of 2,701 shares of Series C Preferred that U.S. Trust has the right to acquire upon the exercise of warrants.

(11) Includes 220,914 shares of Common Stock that Mr. Kahn has the right to acquire upon the exercise of options, 871 shares of Common Stock held by Cadence Management, L.P. ("Cadence"), of which Mr. Kahn serves as the sole general partner. Does not include 2,006,630 shares of Common Stock issuable upon conversion of 200,663 shares of Series C Preferred held by the Gibraltar Beneficiaries, 49,310 shares of Common Stock issuable upon conversion of 4,931 shares of Series C Preferred which the Gibraltar Beneficiaries have the right to acquire upon the exercise of warrants, 443,818 shares of Common Stock issuable upon conversion of outstanding debentures held by the Gibraltar Trust or 36,369 shares of Common Stock that the Gibraltar Trust has the right to acquire upon the exercise of warrants. The Gibraltar Beneficiaries have the right to co-invest in securities transactions in which Cadence or Mr. Kahn invests and on this basis could be deemed to constitute a group for purposes of Rule 13d-13 under the Rules of the Securities and Exchange Commission. Neither Cadence nor Mr. Kahn has voting or dispositive power over any of the shares owned by the Gibraltar Trust or the Gibraltar Beneficiaries, nor do any of the Gibraltar Beneficiaries have voting or dispositive power over the shares held by Cadence or Mr. Kahn and for such reason the parties do not believe they constitute such a 13d-3 group. Mr. Kahn disclaims beneficial ownership of any shares owned by the Gibraltar Trust or the Gibraltar Beneficiaries.

(12) Includes 149,537 shares of Common Stock held by Mr. Gay's children, but as to which he disclaims any beneficial interest, 263,335 shares of Common Stock that Mr. Gay has the right to acquire upon the exercise of options and warrants, 478,520 shares of Common Stock Mr. Gay has the right to acquire upon the conversion of 47,852 shares of Series C Preferred and 7,010 shares of Common Stock issuable upon conversion of 701 shares of Series C Preferred which Mr. Gay has the right to acquire upon the exercise of warrants.

(13) Includes 45,000 shares of Common Stock which Mr. Moeller has the right to acquire upon the exercise of stock options, 1,857 shares of Common Stock held by Moeller and Associates, of which Mr. Moeller serves as President, and 1,104 shares of Common Stock that Moeller & Associates has the right to acquire upon the exercise of warrants.

(14) Includes 2,216,229 shares of Common Stock beneficially owned by the Bachow Fund. Mr. Seid is a Vice President of Bachow & Associates and has investment power with respect to the shares held by the Bachow Fund..

(15) Includes 11,960 shares of Common Stock issuable upon conversion of 1,196 shares of Series C Preferred held jointly by Mr. Rivelli and his wife and 20,000 shares of Common Stock which Mr. Rivelli has the right to acquire upon the exercise of stock options. Also includes 1,379,837 shares of Common Stock beneficially owned by Sunwestern III Group. Mr. Rivelli is one of two general partners of Sunwestern LP and Mapleleaf, and is a 50% shareholder of Sunwestern Incorporated, the attorney in fact for Sunwestern 1988, having the power to vote and direct the voting of the shares held by Sunwestern 1988. Sunwestern Incorporated also manages Sunwestern LP and Mapleleaf. Pursuant to Rule 13d-3 of the Securities Exchange Act of 1934, Mr. Rivelli may be deemed to share beneficial ownership with respect to the shares held by Sunwestern LP, Sunwestern 1988 and Mapleleaf; however, Mr. Rivelli disclaims beneficial ownership except to the extent of his pecuniary interest therein.

(16) Includes 5,000 shares of Common Stock that Mr. Freeman has the right to acquire upon exercise of stock options, 28,221 shares of Common Stock that First Century Partnership III has the right to acquire upon the exercise of warrants, 1,338,880 shares of Common Stock issuable upon conversion of 133,888 shares of Series C Preferred, 20,490 shares of Common Stock issuable upon conversion of 2,049 shares of Series C Preferred that First Century Partnership III has the right to acquire upon the exercise of warrants, and 199,821 shares of Common Stock issuable to First Century Partnership III upon conversion of debentures; however, Mr. Freeman disclaims beneficial ownership of shares owned by First Century Partnership III.

(17) Includes 1,247,582 shares of Common Stock that SIRROM Capital Corporation has the right to acquire upon exercise of warrants.

(18) Also includes 47,852 shares of Common Stock held by Arnold E. Jensen and 175,519 shares of Common Stock Mr. Jensen has the right to acquire upon the exercise of stock options. Also includes 15,500 shares of Common Stock held by Don Coley and 33,970 shares of Common Stock Mr. Coley has the right to acquire upon the exercise of stock options. Also includes 194,305 shares of Common Stock James Mauch has the right to acquire upon the exercise of stock options.

                                  SERIES B PREFERRED

    The following table sets forth information regarding the beneficial ownership of the Company's Series B Preferred as of March 31, 1996 (a) by each shareholder who is known by the Company to own beneficially more than 5% of the outstanding Series B Preferred, (b) by each director, (c) by each person named in the Summary Compensation Table, and (d) by all executive officers and directors of the Company as a group.

                                       NUMBER OF                 PERCENT
                                  SHARES BENEFICIALLY           OF CLASS
NAME                                   OWNED (1)                OWNED (2)
----                                   ---------                ---------

Paul S. Bachow                        200,000(3)                  100.0%
3 Bala Plaza East
Suite 502
Bala Cynwyd, PA 19004

Bachow Fund                           137,256                      68.6%
3 Bala Plaza East
Suite 502
Bala Cynwyd, PA 19004

Martin F. Kahn                              0                          *

Thomas R. Gay                               0                          *

Gary S. Mertz                               0                          *

James E. Hovis                              0                          *

Robert J. Moeller                           0                          *

Jay D. Seid                           137,256(4)                   68.6%

Patrick A. Rivelli                          0                          *

All current directors and             137,256(4)                   68.6%
executive officers as a group
(9 persons)

--------------------

*  Less than 1%.

(1) Unless otherwise noted, all of the shares shown are held by individuals or entities possessing sole voting and investment power with respect to such shares. Shares not outstanding but deemed beneficially owned by virtue of the right of a person to acquire them within 60 days, whether by the exercise of options or warrants, are deemed outstanding in determining the number of shares beneficially owned by such person or group.

(2) The "Percent of Class Owned" is calculated by dividing the "Number of Shares Beneficially Owned" by the sum of (i) the total outstanding shares of Series B Preferred and (ii) shares of Series B Preferred that such person has the right to acquire within 60 days by the exercise of options or warrants.

(3) Includes 137,256 shares of Series B Preferred beneficially owned by the Bachow Fund.

(4) Includes 137,256 shares of Series B Preferred beneficially owned by the Bachow Fund. Mr. Seid is a Vice President of Bachow & Associates and has investment power with respect to the shares held by the Bachow Fund.

                                  SERIES C PREFERRED

    The following table sets forth information regarding the beneficial ownership of the Company's Series C Preferred as of March 31, 1996 (a) by each shareholder who is known by the Company to own beneficially more than 5% of the outstanding Series C Preferred of the Company, (b) by each director, (c) by each person named in the Summary Compensation Table, and (d) by all executive officers and directors of the Company as a group.

                                                NUMBER OF           PERCENT
                                           SHARES BENEFICIALLY     OF CLASS
NAME                                            OWNED (1)          OWNED (2)
----                                            ---------          ---------

First Century Partnership III                  154,378 (3)            21.1%
One Palmer Square, Suite 425
Princeton, NJ  08542

Hudson Trust                                    97,904 (4)            13.4%
c/o Pyrenees Management Co., Inc.
Suite 445, The Office Center
666 Plainsboro Road
Plainsboro, NJ 08536

Sunwestern III Group                           123,590 (5)            16.9%
Three Forest Plaza
Suite 1300
12221 Merit Drive
Dallas, TX  75251

James Silock                                   123,590 (6)            16.9%
Three Forest Plaza
Suite 1300
12221 Merit Drive
Dallas, TX  75251

U.S. Trust                                      87,244 (7)            11.9%
c/o Pyrenees Management Co., Inc.
Suite 445, The Office Center
666 Plainsboro Road
Plainsboro, NJ 08536

Technology for Information and                  68,126 (8)             9.3%
  Publishing, L.P.
One Cranberry Hill
Lexington, MA  92173

Martin F. Kahn                                       0 (9)                *

Thomas R. Gay                                   48,553 (10)            6.6%

                                              NUMBER OF                PERCENT
                                           SHARES BENEFICIALLY         OF CLASS
NAME                                          OWNED (1)               OWNED (2)
----                                          ---------               ---------

James E. Hovis                                    0                           *

Robert J. Moeller                                 0                           *

Jay D. Seid                                       0                           *

Richard J. Freeman                          154,378 (11)                  21.1%

Patrick A. Rivelli                          192,293 (12)                  26.2%

All current directors and                   395,224 (9)(10)(11)(12)       54.1%
executive officers as a group
(10 persons)

---------------------

*   Less than 1%.

(1) Unless otherwise noted, all of the shares shown are held by individuals or entities possessing sole voting and investment power with respect to such shares. Shares not outstanding but deemed beneficially owned by virtue of the right of a person to acquire them within 60 days, whether by the exercise of options or warrants or debentures, are deemed outstanding in determining the number of shares beneficially owned by such person or group.

(2) The "Percent of Class Owned" is calculated by dividing the "Number of Shares Beneficially Owned" by the sum of (i) the total outstanding shares of Series C Preferred and (ii) shares of Series C Preferred that such person has the right to acquire within 60 days by the exercise of options, warrants or debentures.

(3) Includes 2,049 shares of Series C Preferred that First Century Partnership III has the right to acquire upon the exercise of warrants and 19,982 shares of Series C Preferred that First Century Partnership has the right to acquire upon conversion of debentures.

(4) Includes 3,031 shares of Series C Preferred that the Hudson Trust has the right to acquire upon the exercise of warrants.

(5) Includes 21,717 shares of Series C Preferred held of record by Sunwestern LP, 102,293 shares of Series C Preferred that Sunwestern LP has the right to acquire through conversion of debentures, 23,526 shares of Series C Preferred held of record by Sunwestern 1988, 110,817 shares of Series C Preferred that Sunwestern 1988 has the right to acquire through conversion of debentures, 41,218 shares of Series C Preferred held of record by Mapleleaf, 2,763 shares of Series C Preferred which Mapleleaf has the right to acquire upon the exercise of warrants, and 13,055 shares of Series C Preferred which Mapleleaf has the right to acquire upon conversion of debentures..

(6) Includes 123,590 shares of Series C Preferred beneficially owned by Sunwestern III Group. Mr. Silock is one of two general partners of Sunwestern LP and Mapleleaf and a 50% shareholder of Sunwestern Incorporated, the attorney in fact for Sunwestern 1988. Sunwestern Incorporated also manages Sunwestern LP and Mapleleaf. Pursuant to Rule 13d-3 of the Securities and Exchange Act of 1934, Mr. Silock may be deemed to share beneficial ownership with respect to the shares held by Sunwestern LP, Sunwestern 1988 and Mapleleaf; however, Mr. Silock disclaims beneficial ownership except to the extent of his pecuniary interest therein.

(7) Includes 2,701 shares of Series C Preferred that U.S. Trust has the right to acquire upon the exercise of warrants.

(8) Includes 2,293 shares of Series C Preferred that Technology for Information and Publishing, L.P. has the right to acquire upon the exercise of warrants, and 8,630 shares of Series C Preferred that Technology for Information and Publishing, L.P. has the right to acquire upon the conversion of debentures.

(9) Does not include 200,663 shares of Series C Preferred held by the Gibraltar Beneficiaries or 6,410 shares of Series C Preferred which the Gibraltar Beneficiaries have the right to acquire upon the exercise of warrants or 44,382 shares of Series C Preferred which the Gibraltar Beneficiaries have the right to acquire upon conversion of debentures. The Gibraltar Beneficiaries have the right to co-invest in securities transactions in which Cadence or Mr. Kahn invests, and on this basis could be deemed to constitute a group for purposes of Rule 13d-13 under the Rules of the Securities and Exchange Commission. Neither Cadence nor Mr. Kahn has voting or dispositive power over any of the shares owned by the Trust or the Gibraltar Beneficiaries, nor do any of the Gibraltar Beneficiaries have voting or dispositive power over the shares held by Cadence or Mr. Kahn and for such reason the parties do not believe they constitute such a 13d-3 group. Mr. Kahn disclaims beneficial ownership of any shares owned by the Trust or the Gibraltar Beneficiaries.

(10) Includes 701 shares of Series C Preferred that Mr. Gay has the right to acquire upon the exercise of warrants.

(11) Includes 2,049 shares of Series C Preferred that First Century Partnership III has the right to acquire upon the exercise of warrants and 19,982 shares of Series C Preferred that First Century Partnership III has the right to acquire upon conversion of debentures. Mr. Freeman disclaims beneficial ownership of any shares owned by First Century Partnership III.

(12) Includes 1,196 shares of Series C Preferred held jointly with Mr. Rivelli's wife. Also includes 123,590 shares of Series C Preferred beneficially owned by Sunwestern III Group. Mr. Rivelli is one of two general partners of Sunwestern LP and Mapleleaf and a 50% shareholder of Sunwestern Incorporated, the attorney in fact for Sunwestern 1988, having the power to vote and direct the voting of the shares held by Sunwestern 1988. Sunwestern Incorporated also manages Sunwestern LP and Mapleleaf. Pursuant to Rule 13d-3 of the Securities Exchange Act of 1934, Mr. Rivelli may be deemed to share beneficial ownership with respect to the shares held by Sunwestern LP, Sunwestern 1988 and Mapleleaf; however, Mr. Rivelli disclaims beneficial ownership except to the extent of his pecuniary interest therein.

                                  SERIES D PREFERRED

    The following table sets forth information regarding the beneficial ownership of the Company's Series D Preferred as of March 31, 1996 (a) by each shareholder who is known by the Company to own beneficially more than 5% of the outstanding Series D Preferred, (b) by each director, (c) by each person named in the Summary Compensation Table, and (d) by all executive officers and directors of the Company as a group.



                                              NUMBER OF                     PERCENT
                                         SHARES BENEFICIALLY               OF CLASS
NAME                                          OWNED (1)                    OWNED (2)
----                                          ---------                    ---------
Paul S. Bachow                                93,562 (3)                     50.0%
3 Bala Plaza East
Suite 502
Bala Cynwyd, PA 19004

Bachow Fund                                   64,210                         34.3%
3 Bala Plaza East
Suite 502
Bala Cynwyd, PA 19004

Century Capital Partners, L.P.                74,850                         40.0%
One Liberty Square
Boston, MA  02109

Cox Enterprises, Inc. Pension Plan            18,712                         10.0%
1400 Lake Hearn Drive
Atlanta, GA  30319

Martin F. Kahn                                     0                             *

Thomas R. Gay                                      0                             *

Gary S. Mertz                                      0                             *

James E. Hovis                                     0                             *

Robert J. Moeller                                  0                             *

Jay D. Seid                                   64,210 (4)                     34.3%

Patrick A. Rivelli                                 0                             *

All current directors and                     64,210 (4)                     34.3%
executive officers as a group
(9 persons)


-----------------------------
*  Less than 1%.

(1) Unless otherwise noted, all of the shares shown are held by individuals or entities possessing sole voting and investment power with respect to such shares. Shares not outstanding but deemed beneficially owned by virtue of the right of a person to acquire them within 60 days, whether by the exercise of options or warrants, are deemed outstanding in determining the number of shares beneficially owned by such person or group.


(2) The "Percent of Class Owned" is calculated by dividing the "Number of Shares Beneficially Owned" by the sum of (i) the total outstanding shares of Series D Preferred and (ii) shares of Series D Preferred that such person has the right to acquire within 60 days, whether by the exercise of options or warrants.

(3) Includes 64,210 shares of Series D Preferred beneficially owned by the Bachow Fund.

(4) Includes 64,210 shares of Series D Preferred beneficially owned held by the Bachow Fund. Mr. Seid is a Vice President of Bachow & Associates and has investment power with respect to the shares held by the Bachow Fund


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    SERIES D PREFERRED. In connection with the Company's merger with VISTA Environmental in February 1995, and in a second transaction in April 1995, the Company completed a private placement of 187,124 shares of Series D Preferred. Paul S. Bachow and the Bachow Fund, each being a holder of more than five percent of the Company's outstanding voting securities at the time of the private placement, purchased 29,352 and 64,210 shares of Series D Preferred for
approximately $392,143 and $857,846, respectively.   Jay D. Seid, a director of
the Company, is a Vice President of Bachow & Associates, and has investment power with regard to the shares of Series D Preferred purchased by the Bachow Fund.

    SUBORDINATED CONVERTIBLE DEBENTURES. During October and November of 1995, the Company also completed a private placement of $446,000 of its Subordinated Convertible Debentures (the "Debentures"). In connection with the issuance of the Debentures, the Company issued immediately exercisable warrants to purchase shares of Common Stock at an exercise price of $.906 per share. Two funds associated with the Sunwestern III Group, a holder of more than five percent of the Company's voting securities, purchased an aggregate of $100,000 of the Debentures and received warrants to purchase a total of 55,188 shares of Common Stock. Patrick A. Rivelli, a director of the Company, is one of two general partners of Sunwestern L.P. and Mapleleaf, and a 50% shareholder of Sunwestern Incorporated, the attorney in fact for Sunwestern 1988, having the power to vote and direct the voting of the shares held by Sunwestern 1988.

    SENIOR SUBORDINATED PROMISSORY NOTES. In April 1996, the Company issued $170,000 of Senior Subordinated Promissory Notes (the "Senior Notes"), bearing interest at 16% and due in September 1996. The Senior Notes were issued together with warrants to purchase a number of shares a number of shares of Common Stock equal to 50% of the amount of the Senior Notes based upon an exercise price of 70% of the fair-market value of the Common Stock twenty-one days prior to funding, and with such warrant coverage increasing 3% per week so long as the Senior Notes remain outstanding, to a maximum of 125%. Martin F. Kahn, Chairman of the Board of Directors and Patrick A. Rivelli, a director of the Company, loaned $65,000 and $64,000, respectively pursuant to the Senior Notes.

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Company's Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  VISTA INFORMATION SOLUTIONS, INC.
                                  (registrant)



Dated:  April 29, 1996            By: /s/ Thomas R. Gay
                                     -------------------------------------------
                                  Thomas R. Gay
                                  (Chief Executive Officer)