Form 10QSB
period 1997-03-31
VISTA INFORMATION SOLUTIONS INC
filed 1997-05-15
CIK 888793

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549


                                    FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997
                                         or
             [  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM ___________ TO ____________.

                            COMMISSION FILE NO. 0-20312

                              ------------------------

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

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.         YES  X   NO
                                              ---    ---
The number of shares of the Issuer's Common Stock, $.01 par value, outstanding on May 12, 1997 was 12,349,467.

Transitional Small Business Format (check one) YES   NO  X
                                                 ---   ---

                                       INDEX
                                       -----

PART I   FINANCIAL INFORMATION                                              PAGE
------                                                                      ----
ITEM 1.  FINANCIAL STATEMENTS

         CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
         ENDED MARCH 31, 1997 AND 1996 (UNAUDITED)                             3

         CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 1997 (UNAUDITED)
         AND DECEMBER 31, 1996                                               4,5

         CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS
         ENDED MARCH 31, 1997 AND 1996 (UNAUDITED)                             6

         NOTES TO FINANCIAL STATEMENTS (UNAUDITED)                             7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
         AND FINANCIAL CONDITION                                            8-11


PART II. OTHER INFORMATION

  ITEM 1.     LEGAL PROCEEDINGS.                                              12

  ITEM 2.     CHANGES IN SECURITIES.                                          12

  ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.                                12

  ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.            12

  ITEM 5.     OTHER INFORMATION.                                              12

  ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.                               12

SIGNATURES                                                                    13

EXHIBIT INDEX                                                                 14

                            PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                         VISTA INFORMATION SOLUTIONS, INC.
                        CONSOLIDATED STATEMENT OF OPERATIONS


                                                         THREE MONTHS ENDED
                                                      MARCH 31       MARCH 31
                                                        1997           1996
--------------------------------------------------------------------------------


Revenues                                              $1,935,953    $2,167,509

Cost of revenues                                         605,205       570,805
                                                    ------------   -----------
         GROSS MARGIN                                  1,330,748     1,596,704

OPERATING EXPENSES
    Sales and general and administrative               1,375,340     1,575,626
    Research and development                             218,097       193,948
    Depreciation and amortization                      1,177,056     1,112,264
                                                    ------------   -----------
         OPERATING LOSS                              (1,439,745)   (1,285,134)

    Other income (expense):
         Interest income (expense)                     (284,784)     (119,312)
         Other income                                    (9,677)
                                                    ------------   -----------
Net Loss                                            ($1,734,206)  ($1,404,446)
                                                    ------------   -----------
                                                    ------------   -----------

Net Loss Per Share                                       ($0.15)       ($0.13)
                                                    ------------   -----------
                                                    ------------   -----------

Weighted average common
  shares outstanding                                  11,682,427    11,024,450
                                                    ------------   -----------
                                                    ------------   -----------

See Notes to Financial Statements

                           PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                         VISTA INFORMATION SOLUTIONS, INC.

                            CONSOLIDATED BALANCE SHEETS

                                                 March 31          December 31
Assets                                             1997                1996
--------------------------------------------------------------------------------

   Current assets
   Cash and cash equivalents                             $553            $56,277
   Trade accounts receivable, less allowance
   for doubtful accounts of
     $ 245,767 and $ 238,156 respectively           1,310,665          1,211,933
   Prepaid expenses & other assets                    364,542            326,994
                                                  -----------        -----------
     TOTAL CURRENT ASSETS                           1,552,760          1,595,204

   Equipment, furniture and software, at cost
   Equipment and furniture                         $3,258,235          2,906,056
   Purchased software                                 272,261            264,575
                                                  -----------        -----------
                                                    3,530,496          3,170,631
   Less accumulated depreciation and amortization (2,337,774)        (2,160,506)
                                                  -----------        -----------
     Net equipment, furniture and software          1,192,722          1,010,125

Capitalized software development costs,
   less accumulated amortization of
     $1,309,571 and $  1,309,571 respectively               0                  0

Acquired technology and environmental databases
   less accumulated amortization of
     $8,330,573 $  7,330,904 respectively           3,665,451          4,665,120
DEPOSITS                                               47,748             30,793


                                                  -----------        -----------
                                                   $6,581,681         $7,301,242
                                                  -----------        -----------
                                                  -----------        -----------
See Notes to Financial Statements

                         VISTA INFORMATION SOLUTIONS, INC.
                            CONSOLIDATED BALANCE SHEETS

                                                 March 31       December 31
Liabilities and Stockholders' Equity               1997             1996
--------------------------------------------------------------------------------
CURRENT LIABILITIES:
   Note payable to bank                                                 820,623          601,316
   Current maturities of long-term obligations                                           945,882
   Trade accounts payable                                             1,004,653          979,949
   Accrued development costs                                            487,500          487,500
   Accrued compensation and employee benefits                           161,868          182,139
   Accrued interest                                                     456,465          404,700
   Deferred revenue                                                     156,183          122,000
   Other current liabilities                                            243,728          117,310
                                                                   ------------     ------------
    TOTAL CURRENT LIABILITIES                                         3,208,020        3,840,796

Long-term obligations, less current maturities                        4,469,310        2,948,640
                                                                   ------------     ------------

    TOTAL LIABILITIES                                                 7,677,330        6,789,436

Stockholders' Equity
   Preferred stock, Series B convertible, par value $.01;
    liquidation value $3,000,000,
    authorized 200,000 shares; 200,000 shares
    issued and outstanding                                                2,000            2,000
   Preferred stock, Series C convertible, par value $.01;
    liquidation value $10,802,185,
    authorized 670,000 shares; 643,935 shares
    issued and outstanding                                                5,893            5,893
   Preferred stock, Series D convertible, par value $.01;
    liquidation value $2,499,982,
    authorized 240,000 shares; 187,134 shares
    issued and outstanding                                                1,871            1,871
   Common stock, par value $.01; authorized
    43,890,000 shares, issued and outstanding
    11,856,096 and 10,989,800 shares, respectively                      123,455          122,857
   Additional paid-in capital                                        28,071,713       28,068,560
   Accumulated deficit                                             (29,423,581)     (27,689,375)
                                                                   ------------     ------------
    TOTAL STOCKHOLDERS' EQUITY                                      (1,218,649)          511,806
                                                                   ------------     ------------
                                                                     $6,581,681       $7,301,242
                                                                   ------------     ------------
                                                                   ------------     ------------
See Notes to Financial Statements

                         VISTA INFORMATION SOLUTIONS, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      THREE MONTHS ENDED
                                                   MARCH 31          MARCH 31
                                                     1997              1996
--------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                          ($1,734,206)      ($1,404,446)
Adjustments to reconcile net loss to net
 cash used in operating activities:
  Depreciation and amortization                      1,176,937         1,214,645
  Other
  Amortization of SIRROM warrant value                  32,400
  Changes in current assets and liabilities
   (Increase) decrease in:
     Accounts receivable - trade                      (98,732)          (10,896)
     Prepaid expenses & other assets                  (37,548)          (59,453)
   Increase (decrease) in:
     Trade accounts payable                             24,704           323,230
     Accrued compensation and employee benefits       (20,271)         (139,571)
     Accrued interest                                   51,765
     Deferred revenue                                   34,183
     Other current liabilities                         126,418         (114,382)
                                                  ------------      ------------

    NET CASH USED IN OPERATING ACTIVITIES            (444,350)         (190,873)
                                                  ------------      ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment and software                (359,865)         (224,115)
  Additions to capitalized software development
    costs                                                    0
  Decrease in other assets                            (16,955)
                                                  ------------      ------------

    NET CASH USED IN INVESTING ACTIVITIES            (376,820)         (224,115)
                                                  ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term obligations                   (78,868)
  Proceeds from long-term obligations                  621,256           236,244
  Net proceeds from note payable to bank               219,307          (35,113)
  Net proceeds from ISO note payable                                     200,000
  Proceeds from issuance of common stock                 3,751             1,500
                                                  ------------      ------------


    NET CASH PROVIDED BY FINANCING ACTIVITIES          765,446           402,631
                                                  ------------      ------------


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      (55,724)          (12,357)
  Cash and cash equivalents at beginning of
    period                                              56,277           223,913
                                                  ------------      ------------


CASH AND CASH EQUIVALENTS AT END OF PERIOD                $553          $211,556
                                                  ------------      ------------
                                                  ------------      ------------

                         VISTA Information Solutions, Inc.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
                          THREE MONTHS ENDED MARCH 31, 1997
                                     (Unaudited)
--------------------------------------------------------------------------------



1.  BASIS OF PRESENTATION

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, the interim financial statements include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for interim periods presented. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the operating results that will be achieved for the year. These statements should be read in conjunction with the Company's Annual Financial Report on Form 10-KSB for the year ended December 31, 1996.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1997 TO THE THREE MONTHS ENDED MARCH 31, 1996

Revenue
    Total revenues decreased 11 percent from $2,168,000 for the three months ended March 31, 1996, compared to $1,936,000 for the three months ended March 31, 1997. Environmental revenues for the three months ended March 31, 1997 decreased approximately 13 percent compared to the three month ended March 31, 1996. This decrease is primarily due to recent selling strategies which place a lower emphasis on resale products, (which have lower gross margins) combined with a campaign to convert existing transaction-based business to longer term contract relationships through the STARVIEW desktop service. While this service tends to reduce the revenue generated per transaction, the Company anticipates that this effect will be mitigated if it is able to capture additional market share as a result of contract relationships. No assurances can be made, however, that sufficient contracts can be signed to achieve the necessary increase in market share. GUS revenues for the three months ended March 31, 1997 increased 70 percent compared to the three months ended March 31, 1996.
The increase in GUS revenue was the result of increased marketing efforts by ISO to sign contracts with significant insurance underwriters and the completion of database layers within the GUS system.

Gross Margin
    Gross margins decreased from 74 percent of revenue for the three months ended March 31, 1996, to 69 percent of revenue for the three months ended March 31, 1997. This increase is attributed to a reclassification of costs of approximately $250,000 associated with the Company's database operation in Glenville, New York. This increase was partially offset by decreases in other costs of revenues resulting from a reduction in sales of resale products discussed above and a proportional increase in GUS and STARVIEW revenue which have a higher gross margin.

Operating Expenses
    Operating expenses decreased 4 percent from $2,882,000 for the three months ended March 31, 1996, to $2,770,000 for the three months ended March 31, 1997. This decrease is due to the reclassification of database costs discussed above partially offset by increases in depreciation and amortization as a result of new equipment purchases and increases in research and development costs associated with the STARVIEW system.

Interest Expense
   Interest expense increased 139 percent from $119,000 for the three months ended March 31, 1996, to $285,000 for the three months ended March 31, 1997. This increase was primarily due to interest on the SIRROM loan discussed below which generated approximately $117,000 of interest in the first quarter of 1997, including approximately $38,000 of non-cash interest associated with the amortization of the value of warrants issued with the loan.

Future Contract Revenue
   As discussed above, the Company has secured contracts with several of its clients for the STARVIEW desktop reporting service. As of May 12, 1997 over 90 contracts were signed with estimated annualized revenues of approximately $1,800,000. This estimate is based on historical environmental report activity for these clients. This estimate is a forward-looking statement subject to risks and uncertainties. Factors affecting this forward-looking information include the ability of STARVIEW clients to maintain previous levels of environmental business, the willingness of clients to use the Company's service exclusive of competitors' environmental reporting services, potential contract cancellations or non-renewals of contracts expiring during the year. No assurances can be made that this level of revenue can be achieved or that factors listed above will not significantly affect future revenues.


In March 1997, ISO executed a one year contract with a major insurance underwriter that has an approximate value of $800,000. In May 1997, ISO executed a three year contract with a value of approximately $13 million with another major insurance underwriter. These two contracts will generate approximately $400,000 and $6.5 million respectively to the Company's GUS product line.

   The Company had no taxable income and, accordingly, recorded no provision for income taxes during the quarter or the three months ended March 31, 1997 and 1996.

   The effect of inflation on the Company's results has not been significant.

LIQUIDITY AND CAPITAL RESOURCES

   The Company currently has negative cash flow from operations and is dependent on the raising of capital to fund continuing operations. As discussed below, the Company anticipates raising sufficient capital in 1997 to fund its operations.

Net cash used in operating activities for the three months ended March 31, 1997 was approximately $444,000 compared to $191,000 during the three months ended March 31, 1996. This increase is primarily the result of a higher net loss for the first quarter of 1997 compared with the first quarter of 1996.

Net cash used in investing activities for the three months ended March 31, 1997 was approximately $327,000 compared to $224,000 for the three months ended March
31, 1996.   Increased computer and software purchases to support research and development activities and to replace existing equipment were the primary cause of this increase.

Net cash provided by financing activities was approximately $765,000 during the three months ended March 31, 1997, compared to $403,000 during the three months
ended March 31, 1996.   Borrowing under capital lease agreements and proceeds
from promissory notes discussed were the primary reasons for this increase.

In 1995, the Company received $446,000 from the sales of 16 percent subordinated convertible debentures. During 1996, eight debenture holders elected to convert their principal and accrued interest into common stock. These transactions converted approximately $187,000 of debt and accrued interest into 276,000 shares of common stock.

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

   In February 1996, the Company entered into an agreement with ISO for a loan, not to exceed $500,000. Advances commenced during the first week of February 1996 in increments of $25,000 to $50,000. The Company ultimately borrowed $375,000, and repaid approximately $36,000. Under the agreement, the balance bears interest at a rate of 1 percent per month on any outstanding amounts, including accrued interest. Under a supplemental agreement, dated 3/6/97, repayment of the loan plus accrued interest will be taken out of GUS revenue to the extent that it exceeds $135,000 per month. The Company also has recorded a liability to ISO for reimbursement of costs incurred by ISO for the development of the Public Protection Classification (PPC) data layer of GUS in the amount of $487,500 which represents the maximum amount VISTA could be responsible for under the terms of the agreement with ISO. The actual amount due to ISO is presently in dispute. According to a Supplemental Agreement to the Joint Services Agreement, if no agreement was reached by November 15, 1996, VISTA and ISO would begin arbitration. VISTA and ISO have agreed that the actual balance will be determined through arbitration, but have not yet begun arbitration.

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

   The Company is in the process of raising approximately $1,000,000 in Senior Subordinated Promissory Notes. The notes are due 12 months from the date executed, will bear interest at 16 percent and will have initial common stock warrant coverage of 100 percent, using an exercise price of 125 percent of the fair market value of the common stock 21 business days prior to funding. As of May 10, 1997, $300,000 has been received by the Company from members of its Board of Directors and $300,000 from Sirrom Capital Corporation. The Company is currently in the process of negotiating with a prospective lender for an additional $400,000.

  As reflected in the cash flow statement, the Company's operations currently do not generate sufficient cash flows to meet the on-going cash needs of the Company. The Company believes that the new financing transactions discussed above will be sufficient to fund operations in 1997. Factors impacting this forward looking information are the levels of the Company's overall revenues and overhead expenses and changes in the Company's accounts receivable and accounts payable turnover. If revenues do not increase as anticipated, the Company may need to raise additional debt or equity financing to meet its operating capital needs. In addition, the Company may need to raise additional capital in the future to meet various strategic growth and research and development initiatives. There can be no assurance that the Company will be able to obtain any required additional funding on satisfactory terms, if at all. If the additional funding is not obtained, the Company will seek alternative sources of debt and/or equity financing and, to the extent necessary, will reduce overhead expenditures.

                             PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

            None.


ITEM 2.  CHANGES IN SECURITIES

            None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

            None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.

ITEM 5.  OTHER INFORMATION

            None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  a)        Exhibits:

   The exhibits to this Form 10-QSB are listed in the Exhibit Index on page 14 of this Report.


  b)        Reports on Form 8-K.

            None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        VISTA INFORMATION SOLUTIONS, INC.
                                                       (REGISTRANT)



DATE: May 15, 1997                           By   /s/E. Stevens Hamilton
      ------------                                ----------------------
                                                  E. Stevens Hamilton
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)

DATE: May 15, 1997                           By   /s/Brian Dean Conn
     -------------                                ------------------
                                                  Brian Dean Conn
                                                  Controller
                                                  (Principal Accounting Officer)

                                   EXHIBIT INDEX
                                    -------------

Exhibit
Number                   Description                   Location
-------                  -----------                   --------