Form 10-Q
period 1997-06-30
VISTA INFORMATION SOLUTIONS INC
filed 1997-08-14
CIK 888793

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                         -----------------------

                               FORM 10-QSB

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                   or

          [  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ___________ TO ____________.

                      COMMISSION FILE NO. 0-20312
                       -------------------------

                      VISTA INFORMATION SOLUTIONS, INC.
       (Exact name of small business issuer as specified in its charter)

           MINNESOTA                            41-1293754
(State or other jurisdiction of                (I.R.S. Employer
Incorporation or organization)                 Identification No.)


5060 SHOREHAM PLACE, #300, SAN DIEGO, CA              92122
(Address of principal executive office)            (Zip Code)

                           (619) 450-6100
              (Issuer's telephone number, including area code)


----------------------------------------------------------------------------
          (Former name, former address, and former fiscal year, if changed since last report.)

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.         YES  X   NO
                                               ----   ----

The number of shares of the Issuer's Common Stock, $.01 par value, outstanding on July 22, 1997 was 14,913,671.

Transitional Small Business Format (check one) YES     NO X
                                                  ----   -----

                                        INDEX


PART I   FINANCIAL INFORMATION                                            PAGE
                                                                          ----

ITEM 1.  FINANCIAL STATEMENTS

         CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS           3
         AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996 (UNAUDITED)

         CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 1997 (UNAUDITED)        4,5
         AND DECEMBER 31, 1996

         CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS           6
         ENDED JUNE 30, 1997 AND 1996 (UNAUDITED)

         NOTES TO FINANCIAL STATEMENTS (UNAUDITED)                            7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS      8-11
         AND FINANCIAL CONDITION

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.                                                   12

ITEM 2.  CHANGES IN SECURITIES.                                               12

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.                                     12

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.                 12

ITEM 5.  OTHER INFORMATION.                                                   12

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.                                    12

SIGNATURES                                                                    13

EXHIBIT INDEX                                                                 14

                            PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            VISTA INFORMATION SOLUTIONS, INC.

                          CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   THREE MONTHS ENDED             SIX MONTHS ENDED
                                                         JUNE 30,                      JUNE 30,
                                                     1997          1996          1997            1996
                                                -----------     ----------     ----------     ----------
REVENUES                                         $2,626,267     $2,122,478     $4,562,220     $4,289,987

COST OF REVENUES                                    567,358        477,259      1,172,563      1,048,064
                                                -----------     ----------     ----------     ----------
         GROSS MARGIN                             2,058,909      1,645,219      3,389,657      3,241,923

OPERATING EXPENSES
    Sales and general and administrative          1,442,752      1,767,429      2,812,621      3,343,055
    Research and development                        215,306        128,561        433,403        322,509
    Depreciation and amortization                 1,196,299      1,114,638      2,373,355      2,226,902
                                                -----------     ----------     ----------     ----------
         OPERATING LOSS                            (795,448)    (1,365,409)    (2,229,722)    (2,650,543)
                                                -----------     ----------     ----------     ----------
    Interest  income (expense):                    (285,530)      (147,211)      (575,785)      (264,406)
    Other income (expense):                          (1,138)         4,967        (10,815)         2,850
                                                -----------     ----------     ----------     ----------
NET LOSS                                        ($1,082,116)   ($1,507,653)    (2,816,322)    (2,912,099)
                                                -----------     ----------     ----------     ----------
                                                -----------     ----------     ----------     ----------
NET LOSS PER SHARE                                   ($0.09)        ($0.14)        ($0.23)        ($0.26)
                                                -----------     ----------     ----------     ----------
                                                -----------     ----------     ----------     ----------
WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING                           12,692,806     11,097,640     12,513,878     11,061,045
                                                -----------     ----------     ----------     ----------
                                                -----------     ----------     ----------     ----------

See Notes to Financial Statements

                            VISTA INFORMATION SOLUTIONS, INC.
                              CONSOLIDATED BALANCE SHEETS

                                                      JUNE 30   DECEMBER 31
ASSETS                                                 1997        1996
----------------------------------------------------------------------------
CURRENT ASSETS:
    Cash and cash equivalents                    $    3,212    $   56,277
    Trade accounts receivable, less allowance
    for doubtful accounts of
    $247,380 and $238,156 respectively            1,629,001     1,211,933
    Prepaid expenses & other assets                 487,251       326,994
                                                 ----------    ----------
         TOTAL CURRENT ASSETS                     2,119,464     1,595,204


EQUIPMENT, FURNITURE AND SOFTWARE, AT COST
    Equipment and furniture                      $3,320,460     2,906,056
    Purchased software                              316,458       264,575
                                                 ----------    ----------
                                                  3,636,518     3,170,631
    Less accumulated depreciation and
    amortization                                 (2,534,404)   (2,160,506)
                                                 ----------    ----------
         NET EQUIPMENT, FURNITURE AND SOFTWARE    1,102,114     1,010,125

ACQUIRED TECHNOLOGY AND ENVIRONMENTAL DATABASES
    less accumulated amortization of
    $8,330,573 and $7,330,904 respectively        2,665,783     4,665,120
DEPOSITS                                             52,597        30,793

                                                 ----------    ----------
                                                 $5,939,958    $7,301,242
                                                 ----------    ----------
                                                 ----------    ----------

See Notes to Financial Statements

                             VISTA INFORMATION SOLUTIONS, INC.
                               CONSOLIDATED BALANCE SHEETS

                                                    JUNE 30    DECEMBER 31
LIABILITIES AND STOCKHOLDERS' EQUITY                  1997           1996
----------------------------------------------------------------------------
CURRENT LIABILITIES:
    Note payable to bank                               938,374       601,316
    Current maturities of long-term obligations      1,791,115       945,882
    Trade accounts payable                           1,170,624       979,949
    Accrued development costs                          487,500       487,500
    Accrued compensation and employee benefits         129,515       182,139
    Accrued interest                                   404,267       404,700
    Deferred revenue                                    89,772       122,000
    Other current liabilities                          106,582       117,310
                                                   -----------    ----------
         TOTAL CURRENT LIABILITIES                   5,117,749     3,840,796


LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES       2,416,486     2,948,640
                                                   -----------    ----------
         TOTAL LIABILITIES                           7,534,235     6,789,436

STOCKHOLDERS' EQUITY
    Preferred stock, Series B convertible,
         par value $.01; liquidation value
         $3,000,000, authorized 200,000 shares;
         200,000 shares issued and outstanding           2,000         2,000
    Preferred stock, Series C convertible,
         par value $.01; liquidation value
         $10,802,185, authorized 670,000 shares;
         643,935 shares issued and outstanding           5,893         5,893
    Preferred stock, Series D convertible, par
         value $.01; liquidation value $2,499,982,
         authorized 240,000 shares; 187,134 shares
         issued and outstanding                          1,871         1,871
    Common stock, par value $.01; authorized
         43,890,000 shares, issued and outstanding
         13,637,685 and 12,285,651
         shares, respectively                          136,381       122,857
    Additional paid-in capital                      28,765,275    28,068,560
    Accumulated deficit                            (30,505,697)  (27,689,375)
                                                   -----------    ----------
         TOTAL STOCKHOLDERS' EQUITY                 (1,594,277)      511,806
                                                   -----------    ----------
                                                    $5,939,958    $7,301,242
                                                   -----------    ----------
                                                   -----------    ----------
See Notes to Financial Statements

                             VISTA INFORMATION SOLUTIONS, INC.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           SIX MONTHS ENDED
                                                        ----------------------
                                                        JUNE 30        JUNE 30
                                                          1997           1996
------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                           ($2,816,322)   ($2,912,099)
Adjustments to reconcile net loss to net
 cash used in operating activities:
  Depreciation and amortization                      2,373,235      2,379,281
  Other
  Amortization of SIRROM warrant value                  64,800
  Changes in current assets and liabilities
   (Increase) decrease in:
     Accounts receivable - trade                      (417,068)       255,342
     Prepaid expenses & other assets                  (160,257)      (232,162)
   Increase (decrease) in:
     Trade accounts payable                            190,675       (459,678)
     Accrued compensation and employee benefits        (52,624)      (185,439)
     Accrued interest                                     (433)
     Deferred revenue                                  (32,228)
     Other current liabilities                         (10,728)      (120,782)
                                                    -----------    ----------
    NET CASH USED IN OPERATING ACTIVITIES             (860,950)    (1,275,537)
                                                    -----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment and software                 (465,887)      (360,299)
  Additions to capitalized software development costs        0
  Decrease in other assets                             (21,804)
                                                    -----------    ----------
    NET CASH USED IN INVESTING ACTIVITIES             (487,691)      (360,299)
                                                    -----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term obligations                   (227,682)     2,283,893
  Proceeds from long-term obligations                1,021,862
  Payments on retirement of debentures                (545,901)
  Net proceeds from note payable to bank               337,058     (1,111,790)
  Net proceeds from ISO note payable                                  375,000
  Proceeds from issuance of common stock               710,239         78,334
                                                    -----------    ----------
    NET CASH PROVIDED BY FINANCING ACTIVITIES        1,295,576      1,625,437
                                                    -----------    ----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       (53,065)       (10,399)
  Cash and cash equivalents at beginning of period      56,277         21,027
                                                    -----------    ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $3,212        $10,628
                                                    -----------    ----------
                                                    -----------    ----------

                          VISTA Information Solutions, Inc.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
                           THREE MONTHS ENDED JUNE 30, 1997
                                     (Unaudited)


1.  BASIS OF PRESENTATION

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, the interim financial statements include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for interim periods presented. Operating results for the three months and six months ended June 30, 1997 are not necessarily indicative of the operating results that will be achieved for the year or any other period. These statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 and the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1997.

2.  NASDAQ LISTING

    VISTA common stock is listed on the NASDAQ SmallCap Market, which requires that, among other things, listed companies maintain a minimum total equity of $1,000,000. During the second quarter of 1997, the Company has been involved in the process of appealing a decision by NASDAQ to delist the Company from the SmallCap Market due to the Company's failure to maintain the $1,000,000 equity requirement. On August 8, 1997, NASDAQ notified the Company that if, along with certain other requirements, it can raise $2,500,000 in equity capital and convert approximately $1,800,000 of existing debt into equity on or before September 2, 1997, that VISTA stock will be allowed to continue to be listed. The Company is currently in the process of raising approximately $3 million in Convertible Preferred Stock and converting sufficient debt to meet these requirements. No assurances can be made, however, as to the amount or timing of any transaction discussed above.
 Should the Company not meet the requirements set forth by NASDAQ and delisting occur, trading would be conducted in non-NASDAQ over-the-counter markets. Using these markets, investors may find it more difficult to obtain, dispose of, or receive accurate price quotations of the Company's common stock.

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

    On February 28, 1995, DMI acquired all the outstanding common stock of VISTA Environmental Information, Inc. ("VISTA Environmental") in exchange for newly issued common and preferred shares of DMI. The acquisition of VISTA Environmental expanded the Company's existing product line to include environmental risk information and significantly increased the marketing capability within the Company. The VISTA Environmental product line provides address and name based environmental risk information about properties and companies in the United States to bankers, engineers and corporations. On May 23, 1995, the Company changed its name from DataMap, Inc. to "VISTA Information Solutions, Inc."

RESULTS OF OPERATIONS

COMPARISON OF THE PERIODS ENDED JUNE 30, 1997 TO THE PERIODS ENDED JUNE 30, 1996

Revenue

    Total revenues increased 24 percent from $2,122,000 for the three months ended June 30, 1996, to $2,626,000 for the three months ended June 30, 1997 and increased 6 percent from $4,290,000 for the six months ended June 30, 1996, to $4,562,000 for the six months ended June 30, 1997. The second quarter increase resulted from an increase in GUS revenue of $645,000 offset by decreases in environmental revenue of $141,000. Revenue earned under the State Farm and Prudential agreements accounted for $587,000 of the increase in GUS revenues while the remainder consisted of increases in transactional revenue. The year-to-date increase was also due to an increase in GUS revenue of $658,000 offset by decreases in environmental revenue of $386,000. Decreases in environmental revenue are primarily due to recent selling strategies which place a lower emphasis on resale products (which have lower gross margins), combined with a campaign to convert existing transaction-based business to longer term contract relationships through the STARVIEW desktop service. While this service tends to reduce the revenue generated per transaction, the Company anticipates that this effect will be mitigated if it is able to capture additional market share as a result of contract relationships. This statement is forward looking and no assurances can be made, however, that sufficient contracts can be signed to achieve the necessary increase in market share.

Gross Margin

    Gross margins remained the same at 78 percent of revenue for the three month period ended June 30, 1997 and the three month period ended June 30, 1996 and decreased from 76 percent of revenue for the six months ended June 30, 1996, to 74 percent of revenue for the six months ended June 30, 1997. This decrease is attributed to a reclassification of costs of approximately $372,000 (from sales, general and administrative to costs of revenues) associated with the Company's database operation in Glenville, New York. This increase in costs of revenues was partially offset by decreases in other costs of revenues resulting from a reduction in sales of resale products discussed above and a proportional increase in GUS and STARVIEW revenue which have a higher gross margin.

Operating Expenses

         Total operating expenses decreased 5 percent from $3,011,000 for the three months ended June 30, 1996, to $2,854,000 for the three months ended June 30, 1997 and decreased 5 percent from $5,892,000 for the six months ended June 30, 1996 to $5,619,000 for the six months ended June 30, 1997. This decrease was the result of a reclassification of database costs discussed above partially offset by increases in depreciation and amortization as a result of new equipment purchases and increases in research and development costs associated with the STARVIEW system.

Interest Expense

    Interest expense increased 94 percent from $147,000 for the three months ended June 30, 1996, to $286,000 for the three months ended June 30, 1997 and increased 118 percent from $264,000 for the six months ended June 30, 1996 to $576,000 for the six months ended June 30, 1997 . This increase was primarily due to interest on the accounts receivable factoring loan with Silicon Valley Bank which was entered into in September, 1996.

Future Contract Revenue

    As discussed above, the Company has secured contracts with several of its clients for the STARVIEW desktop reporting service. As of August 8, 1997 over 180 contracts were signed with estimated annualized revenues of approximately $2,300,000. This estimate is based on historical environmental report activity for these clients. This estimate is forward-looking and subject to risks and uncertainties. Factors affecting this forward-looking information include the ability of STARVIEW clients to maintain previous levels of environmental business, the willingness of clients to use the Company's service exclusive of competitors' environmental reporting services, potential contract cancellations or non-renewals of contracts expiring during the year. No assurances can be made that this level of revenue can be achieved or that factors listed above will not significantly affect future revenues.

In March 1997, ISO executed a one year contract with Prudential that has an approximate value of $800,000. In May 1997, ISO executed a three year contract with a value of approximately $13 million with State Farm. These two contracts will generate approximately $300,000 and $6 million respectively to the Company's GUS product line over the next three years.

    The Company had no taxable income and, accordingly, recorded no provision for income taxes during the six months ended June 30, 1997 and 1996.

LIQUIDITY AND CAPITAL RESOURCES

    The Company currently has negative cash flow from operations and is dependent on raising capital to fund continuing operations. As discussed below, the Company anticipates raising sufficient capital in 1997 to fund its operations.

    Net cash used in operating activities for the six months ended June 30, 1997 was approximately $861,000 compared to $1,276,000 during the six months ended June 30, 1996. This decrease is primarily the result of increases in accounts payable, accruals and other current liabilities offset by increases in accounts receivable. Following completion of the SIRROM funding in April 1996, the Company reduced current liabilities significantly by paying overdue vendors which resulted in a use of cash of approximately $766,000 in the six months ended June 30, 1996, compared to the six months ended June 30, 1997 in which increases in current liabilities resulted in a source of cash of approximately $95,000. Increases in accounts receivables were primarily attributed to additional GUS revenues as a result of new contracts discussed above.

    Net cash used in investing activities for the six months ended June 30, 1997 was approximately $488,000 compared to $360,000 for the six months ended
June 30, 1996.   Increased computer and software purchases related to
development commitments for GUS contracts discussed above and to support the STARVIEW system were the primary cause of this increase.

    Net cash provided by financing activities was approximately $1,296,000 during the six months ended June 30, 1997, compared to $1,625,000 during the six months ended June 30, 1996. Borrowing transactions discussed below were the primary sources of cash provided by financing activities.

    In 1995, the Company received $446,000 from the sales of 16 percent subordinated convertible debentures. During 1996, eight debenture holders elected to convert their principal and accrued interest into common stock.
These transactions converted approximately $187,000 of debt and accrued interest into 276,000 shares of common stock. During the six months ended June 30, 1997, six debenture holders converted approximately $313,000 of principal and accrued interest into common stock. The one remaining debenture holder has proposed to exchange the value of principal and accrued interest for receivables due to the Company. When this transaction is completed, the these debentures will be fully retired.

    The Company has outstanding $898,928 of convertible subordinated debentures assumed in the acquisition of VISTA Environmental. The debentures are convertible into Series C Preferred Stock ("Series C Preferred Stock") at a rate of $16.72 per share. At December 31, 1995, the debentures, including accrued interest, were convertible into approximately 74,000 shares of Series C Preferred Stock and were due in January 1996. In January 1996, the Company did not repay the debentures. As a result, under the terms of the debentures, the repayment date was extended to January 1997 and the debenture holders received, in aggregate, warrants for the purchase of 3,732 shares of Series C Preferred Stock at $16.72 per share. In January, 1997, the Company had the option to either pay these debentures off or extend them for another year. The Company chose to extend the debentures and issued warrants for the purchase of 4,135 shares of Series C Preferred Stock at $16.72 per share.

    In February 1996, the Company entered into an agreement with ISO for a loan, not to exceed $500,000. Advances commenced during the first week of February 1996 in increments of $25,000 to $50,000. The Company ultimately borrowed $375,000, and repaid approximately $36,000. Under the agreement, the balance bears interest at a rate of 1 percent per month on any outstanding amounts, including accrued interest. Under a supplemental agreement, dated March 6, 1997, repayment of the loan plus accrued interest will be taken out of GUS revenue to the extent that it exceeds $135,000 per month. As of June 30, 1997, the entire amount due under the ISO loan had been repaid and the loan was retired.

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

    During 1997, the Company raised $1,000,000 in Senior Subordinated Promissory Notes. The notes are due 12 months from the date executed, will bear interest at 16 percent and will have initial common stock warrant coverage of 100 percent, using an exercise price of 125 percent of the fair market value of the common stock 21 business days prior to funding. In May, 1997, approximately $309,000 of principal and accrued interest was converted into common stock.

    VISTA common stock is listed on the NASDAQ SmallCap Market, which requires that, among other things, listed companies maintain a minimum total equity of $1,000,000. During the second quarter of 1997, the Company has been involved in the process of appealing a decision by NASDAQ to delist the Company from the SmallCap Market due to the Company's failure to maintain the $1,000,000 equity requirement. On August 8, 1997, NASDAQ notified the Company that if, along with certain other requirements, it can raise $2,500,000 in equity capital and convert approximately $1,800,000 of existing debt into equity on or before September 2, 1997, that VISTA stock will be allowed to continue to be listed. The Company is currently in the process of raising approximately $3 million in Convertible Preferred Stock and converting sufficient debt to meet these requirements. No assurances can be made, however, as to the amount or timing of any transaction discussed above.
 Should the Company not meet the requirements set forth by NASDAQ and delisting occur, trading would be conducted in non-NASDAQ over-the-counter markets. Using these markets, investors may find it more difficult to obtain, dispose of, or receive accurate price quotations of the Company's common stock.

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

         None.

ITEM 5.  OTHER INFORMATION

    None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    a)   Exhibits:

    The exhibits to this Form 10-QSB are listed in the Exhibit Index on page 15 of this Report.


    b)   Reports on Form 8-K.

         None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  VISTA INFORMATION SOLUTIONS, INC.
                                  (REGISTRANT)



DATE: August 14, 1997              BY   /s/ E. Stevens Hamilton
                                     -------------------------------
                                        E. Stevens Hamilton
                                        Chief Financial Officer
                                        (Principal Financial Officer)

DATE: August 14, 1997              BY   /s/ Brian Dean Conn
                                     -------------------------------
                                         Brian Dean Conn
                                         Controller
                                        (Principal Accounting Officer)

                                    EXHIBIT INDEX

Exhibit
Number             Description                   Location
------             -----------                   ---------

27.1     Financial Data Schedule  Filed electronically