Form 10QSB
period 1997-09-30
VISTA INFORMATION SOLUTIONS INC
filed 1997-11-14
CIK 888793

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-QSB

              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                          THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997
                                          or
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM ___________ TO ____________.

                             COMMISSION FILE NO. 0-20312
                                 ____________________

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

The number of shares of the Issuer's Common Stock, $.01 par value, outstanding on November 13, 1997 was 18,578,702.

Transitional Small Business Format (check one) YES      NO  X
                                                   ---     ---

                                        INDEX


PART I    FINANCIAL INFORMATION                                          PAGE

ITEM 1.   FINANCIAL STATEMENTS

          CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
          MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND
          1996 (UNAUDITED)                                                 3

          CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 1997
          (UNAUDITED) AND DECEMBER 31, 1996                              4,5

          CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE
          MONTHS ENDED SEPTEMBER 30, 1997 AND 1996 (UNAUDITED)             6

          NOTES TO FINANCIAL STATEMENTS (UNAUDITED)                        7

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
          OPERATIONS AND FINANCIAL CONDITION                             8-11


PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.                                               12

ITEM 2.   CHANGES IN SECURITIES.                                           12

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.                                 12

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.             12

ITEM 5.   OTHER INFORMATION.                                               12

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.                                12

SIGNATURES                                                                 13

EXHIBIT INDEX                                                              14

                          PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        VISTA INFORMATION SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                THREE MONTHS ENDED             NINE MONTHS ENDED
                                                    SEPTEMBER 30,                 SEPTEMBER 30,
                                                1997           1996           1997             1996
----------------------------------------------------------------------    -----------------------------
REVENUES                                     $2,650,453     $2,145,203     $7,212,673       $6,435,189

COST OF REVENUES                                588,453        493,889      1,761,016        1,541,953
                                            ------------   -----------    -----------       ----------
          GROSS MARGIN                        2,062,000      1,651,314      5,451,657        4,893,236

OPERATING EXPENSES
     Sales and general and administrative     1,756,869      1,775,548      4,569,490        5,080,241
     Research and development                   258,964        106,462        692,367          428,970
     Depreciation and amortization            2,098,899      1,158,932      4,472,254        3,385,833
                                            ------------   -----------    -----------       ----------
          OPERATING LOSS                     (2,052,732)    (1,389,628)    (4,282,454)      (4,001,808)

     Interest  income (expense):               (823,295)       (77,464)    (1,399,080)        (339,021)
     Other income (expense):                     (7,994)                      (18,809)
                                            ------------   -----------    -----------       ----------

NET LOSS                                    ($2,884,021)   ($1,467,092)    (5,700,343)      (4,340,829)
                                            ------------   -----------    -----------       ----------
                                            ------------   -----------    -----------       ----------

NET LOSS PER COMMON SHARE                        ($0.21)        ($0.13)        ($0.44)          ($0.39)
                                            ------------   -----------    -----------       ----------
                                            ------------   -----------    -----------       ----------

WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING                      13,427,174     11,282,481     13,059,461       11,130,570
                                            ------------   -----------    -----------       ----------
                                            ------------   -----------    -----------       ----------

See Notes to Financial Statements

                          VISTA INFORMATION SOLUTIONS, INC.
                             CONSOLIDATED BALANCE SHEETS

                                                         SEPTEMBER 30     DECEMBER 31
ASSETS                                                       1997            1996
--------------------------------------------------------------------------------------
CURRENT ASSETS:
     Cash and cash equivalents                              $258,547         $56,277
     Trade accounts receivable, less allowance
     for doubtful accounts of
          $307,651 and $284,000  respectively              1,999,765       1,211,933
     Prepaid expenses & other assets                         284,423         326,994
                                                        ------------      ----------
          TOTAL CURRENT ASSETS                             2,542,735       1,595,204

EQUIPMENT, FURNITURE AND SOFTWARE, AT COST
     Equipment and furniture                              $3,501,917       2,906,056
     Purchased software                                      350,129         264,575
                                                        ------------      ----------
                                                           3,852,046       3,170,631
     Less accumulated depreciation and amortization       (2,653,562)     (2,160,506)
                                                        ------------      ----------
          NET EQUIPMENT, FURNITURE AND SOFTWARE            1,198,484       1,010,125

ACQUIRED TECHNOLOGY AND ENVIRONMENTAL DATABASES
     less accumulated amortization of
          $11,309,982 and $7,330,904 respectively            686,043       4,665,120
DEPOSITS                                                     119,877          30,793
                                                        ------------      ----------
                                                          $4,547,139      $7,301,242
                                                        ------------      ----------
                                                        ------------      ----------


See Notes to Financial Statements

                          VISTA INFORMATION SOLUTIONS, INC.
                             CONSOLIDATED BALANCE SHEETS

                                                                      SEPTEMBER 30     DECEMBER 31
LIABILITIES AND STOCKHOLDERS' EQUITY                                     1997             1996
------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES:
     Note payable to bank                                                    -0-         601,316
     Current maturities of long-term obligations                         329,226         945,882
     Trade accounts payable                                              917,644         979,949
     Accrued development costs                                           487,500         487,500
     Accrued compensation and employee benefits                          127,325         182,139
     Accrued interest                                                        -0-         404,700
     Deferred revenue                                                    148,248         122,000
     Other current liabilities                                            87,291         117,310
                                                                    ------------     -----------
           TOTAL CURRENT LIABILITIES                                   2,097,234       3,840,796

LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES                           404,705       2,948,640
                                                                    ------------     -----------
           TOTAL LIABILITIES                                           2,501,939       6,789,436

STOCKHOLDERS' EQUITY

     Preferred stock, Series B convertible, par value $.01;
          liquidation value $3,000,000,
          authorized 200,000 shares; 200,000 shares
          issued and outstanding                                           2,000           2,000
     Preferred stock, Series C convertible, par value $.01;
          liquidation value $10,802,185,
          authorized 670,000 shares; 643,935 shares
          issued and outstanding                                           4,807           5,893
     Preferred stock, Series D convertible, par value $.01;
          liquidation value $2,499,982,
          authorized 240,000 shares; 187,134 shares
          issued and outstanding                                           1,871           1,871
     Preferred stock, Series E convertible, par value $.01;
          authorized 2,500 shares; 2,500 shares
          issued and outstanding                                              25             -0-
     Preferred stock, Series F convertible, par value $.01;
          authorized 2,500 shares; 2,500 shares
          issued and outstanding                                              25             -0-
     Common stock, par value $.01; authorized
          43,890,000 shares, issued and outstanding
          17,072,525 and 12,285,651 shares, respectively                 170,725         122,857
     Additional paid-in capital                                       35,255,465      28,068,560
     Accumulated deficit                                             (33,389,718)    (27,689,375)
                                                                    ------------     -----------
          TOTAL STOCKHOLDERS' EQUITY                                   2,045,200         511,806
                                                                    ------------     -----------
                                                                      $4,547,139      $7,301,242
                                                                    ------------     -----------
                                                                    ------------     -----------


See Notes to Financial Statements

                          VISTA INFORMATION SOLUTIONS, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          NINE MONTHS ENDED
                                                                     SEPTEMBER 30   SEPTEMBER 30
                                                                         1997           1996
---------------------------------------------------------------------------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                             ($5,700,343)   ($4,340,829)
Adjustments to reconcile net loss to net
 cash used in operating activities:
  Depreciation and amortization                                        3,492,062      3,385,833
  Write-off of acquired technology                                       980,072            -0-
  Amortization of SIRROM warrant value                                   644,756         55,769
  Changes in current assets and liabilities
   (Increase) decrease in:
     Accounts receivable - trade                                        (787,832)       402,293
     Prepaid expenses & other assets                                      42,571       (299,488)
   Increase (decrease) in:
     Trade accounts payable                                              (62,305)      (358,903)
     Accrued compensation and employee benefits                          (54,814)      (267,924)
     Accrued interest                                                    (48,355)           -0-
     Deferred revenue                                                     26,248            -0-
     Other current liabilities                                           (30,019)       (57,682)
                                                                    ------------   ------------
    NET CASH USED IN OPERATING ACTIVITIES                             (1,497,959)    (1,480,931)
                                                                    ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment and software                                    (46,484)      (113,266)
  Increase in other assets                                               (89,084)           -0-
                                                                    ------------   ------------

    NET CASH USED IN INVESTING ACTIVITIES                               (135,568)      (113,266)
                                                                    ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term obligations                                     (219,226)      (277,928)
  Proceeds from long-term obligations                                    700,000            -0-
  Payments on note payable to bank                                      (601,316)      (909,626)
  Net proceeds from ISO note payable                                    (338,942)       320,578
  Proceeds from SIRROM note payable                                      300,000      2,341,857
  Payments on SIRROM note payable                                     (2,800,000)           -0-
  Net proceeds from the issuance of preferred stock                    4,779,405            -0-
  Proceeds from issuance of common stock                                  15,876         99,914
                                                                    ------------   ------------

    NET CASH PROVIDED BY FINANCING ACTIVITIES                          1,835,797      1,574,795
                                                                    ------------   ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         202,270        (19,402)
  Cash and cash equivalents at beginning of period                        56,277         21,027
                                                                    ------------   ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $258,547         $1,625
                                                                    ------------   ------------
                                                                    ------------   ------------

                          VISTA Information Solutions, Inc.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997
                                     (Unaudited)

1.   BASIS OF PRESENTATION

           The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, the interim financial statements include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for interim periods presented. Operating results for the three months and nine months ended September 30, 1997 are not necessarily indicative of the operating results that will be achieved for the year or any other period. These statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996, the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1997 and the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997.

2.   TERMINATION OF VISTAEXPRESS

           In September 1997, the Company terminated its VISTAEXPRESS product line, which was a proprietary on-line system originally acquired as a part of the February 1995 acquisition of Vista Environmental Information, Inc. Management assigned a value for the asset based on historical revenue gross at the time of the acquisition. VISTAEXPRESS was terminated due to management's decision to stop supporting the product after experiencing increased maintenance costs and related technical difficulties in supporting this verison of the product line during the third quarter. As a result of this event, the Company wrote off the remaining book value of approximately $980,000 during the third quarter.

3.   SALE OF PREFERRED STOCK

           On August 29, 1997, VISTA Information Solutions, Inc. (the "Company") issued 2,500 shares of Series E Convertible Preferred Stock ("Series E") and 2,500 shares of Series F Convertible Preferred Stock ("Series F"), both with a par value of $0.01 per share, to Sirrom Capital Corporation d/b/a Tandem Capital ("Sirrom") at a stated value and purchase price of $1,000.00 per share for an aggregate gross purchase price of $5,000,000.00. Sirrom shall be entitled to receive quarterly dividends of $30.00 per share which will increase by $5.00 per share for each year after August 31, 2002. Cumulative dividends in arrears on Series E and Series F preferred stock, which have not been declared or paid, totaled $50,000 as of September 30, 1997. Shares of Series E are convertible into the Company's Common Stock at an initial conversion price of $2.75 per share. If the Company does not successfully close a registered public offering of Common stock in which, (i) the gross proceeds of the offering are at least $15,000,000.00 and (ii) the offering price per share is greater that $4.00 (a "Qualified Offering"), the conversion price shall be adjusted to $2.00 per share. Shares of Series F shall be convertible into Common Stock on or after the earlier of the closing of a Qualified Offering or July 1, 1998 at an initial conversion price of (i) 75 percent of the offering price in a successfully closed Qualified Offering or (ii) in the event the Qualified Offering is not closed prior to July 1, 1998, 75 percent of the average closing bid price for the Common Stock for the 20 consecutive trading days prior to June 30, 1998. Series E stock may be redeemed, at the option of the Company, at any time, provided the average closing bid price of the Company's Common Stock for the 20 consecutive trading days preceding the date of the redemption notice exceeds 200 percent of the Series E conversion price. Series F stock may be redeemed, at the option of the Company, at any time on or after June 30, 1998 provided the average closing bid price of the Company's Common Stock for the 20 consecutive trading days preceding the date of the redemption notice exceeds 200 percent of the Series F conversion price. The Company has used approximately $2,800,000 of the proceeds to retire the 1996 and 1997 Secured Promissory Notes to SIRROM Capital and approximately $1,060,000 to retire the remaining balance of the Factoring Loan Agreement with Silicon Valley Bank. Repayment of the SIRROM Promissory Note caused the Company to accellerate the amortization of approximately $548,000 of the remaining value of warrants issued in connection with the Note.

4.   NET LOSS PER COMMON SHARE

           Net loss per Common Share is calculated by dividing net loss per common share by the weighted average common shares outstanding during that period, after deducting preferred dividend in arrears.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis provides information that the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the financial statements and
footnotes which appear elsewhere in this Report.   This discussion and
analysis contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, which are subject to the "safe harbor" created by that section. The Company's actual future results could differ materially from those projected in the forward-looking statements. The Company assumes no obligation to update the forward-looking statements.

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

RESULTS OF OPERATIONS

COMPARISON OF THE PERIODS ENDED SEPTEMBER 30, 1997 TO THE PERIODS ENDED SEPTEMBER 30, 1996

Revenue

     Total revenues increased 24 percent from $2,145,000 for the three months ended September 30, 1996, to $2,650,000 for the three months ended September 30, 1997 and increased 12 percent from $6,435,000 for the nine months ended September 30, 1996, to $7,213,000 for the nine months ended September 30, 1997. The third quarter increase resulted from an increase in GUS revenue of $571,000 offset by decreases in environmental revenue of $66,000. The increase in GUS revenue was attributed to the State Farm and Prudential agreements. The year-to-date increase was also due to an increase in GUS revenue of $1,229,000 offset by decreases in environmental revenue of $451,000. Decreases in environmental revenue are primarily due to recent selling strategies which place a lower emphasis on resale products (which have lower gross margins), combined with a campaign to convert existing transaction-based business to longer term contract relationships through the STARVIEW desktop service. While this service tends to reduce the revenue generated per transaction, the Company anticipates that this effect will be mitigated if it is able to capture additional market share as a result of contractual relationships. This statement is forward looking and no assurances can be made, however, that sufficient contracts can be signed to achieve the necessary increase in market share.

Gross Margin

     Gross margins increased from 76 percent of revenue for the three months ended September 30, 1996, to 78 percent of revenue for the three months ended September 30, 1997 and remained the same at 76 percent of revenue for the nine months ended September 30, 1996 and the nine months ended September 30, 1997. A reclassification of costs associated with the Company's database operation in Glenville, New York from sales, general and administrative to costs of revenues of approximately $463,000 was offset by increases in revenue from the GUS and StarView product lines (which have higher gross margins).

Operating Expenses

     Total operating expenses increased 35 percent from $3,041,000 for the three months ended September 30, 1996, to $4,115,000 for the three months ended September 30, 1997 and increased 9 percent from $8,895,000 for the nine months ended September 30, 1996 to $9,734,000 for the nine months ended September 30, 1997. This increase is primarily the result of the write-off of the VistaEXPRESS system in September 1997 of approximately $980,000. Increased research and development costs associated with the StarView system and Internet ordering system also contributed to the increase in operating expense. The impact of these occurances on operating expense was partially mitigated by a reclassification of costs associated with the Company's database operation in Glenville, New York from sales, general and administrative expenseto costs of revenues.

Interest Expense

      Interest expense increased 963 percent from $77,000 for the three months ended September 30, 1996, to $823,000 for the three months ended September 30, 1997 and increased 313 percent from $339,000 for the nine months ended September 30, 1996 to $1,399,000 for the nine months ended September 30, 1997. This increase was primarily due to the accelerated amortization of the warrant value related to the SIRROM Promissory Note and related fees of approximately $650,000 following its retirement. Increased borrowings under the Silicon Valley Bank factoring agreement compared to this same period last year also accounted for a portion of the increase in interest expense.

Future Contract Revenue

     As discussed above, the Company has secured contracts with several of its clients for the STARVIEW desktop reporting service. As of October 29, 1997 over 250 contracts had been signed with estimated annualized revenues of approximately $4,600,000. This estimate is based on historical environmental report activity for these clients. This estimate is forward-looking and subject to risks and uncertainties. Factors affecting this forward-looking information include the ability of STARVIEW clients to maintain previous levels of environmental business, the willingness of clients to use the Company's service exclusive of competitors' environmental reporting services, potential contract cancellations or non-renewals of contracts expiring during the year. No assurances can be made that this level of revenue can be achieved or that factors listed above will not significantly affect future revenues.

     In March 1997, ISO executed a one year contract with Prudential that has an approximate value of $800,000. In May 1997, ISO executed a three year contract with a value of approximately $13 million with State Farm. These two contracts will generate approximately $200,000 and $5.5 million respectively to the Company's GUS product line over the next three years. This estimate is forward-looking and subject to risks and uncertainties. Factors affecting this forward-looking information include the ability of the Company to maintain the GUS database with accurate and current data and the ability of ISO to enforce the terms of these contracts. No assurances can be made that factors listed above will not significantly affect future revenues.

      The Company had no taxable income and, accordingly, recorded no provision for income taxes during the nine months ended September 30, 1997 and 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company currently has negative cash flow from operations and has been dependent on raising capital to fund continuing operations. As discussed below, the Company believes it has raised sufficient capital in 1997 to fund its operations.

      Net cash used in operating activities for the nine months ended September 30, 1997 was approximately $1,498,000 compared to $1,481,000 during the nine months ended September 30, 1996. Increases in accounts receivable of approximately $788,000 during the nine months ended September 30, 1997 (compared to a decrease in accounts receivable of approximately $402,000 during the nine months ended September 30, 1996) was primarily attributed to increased revenue from the GUS product line discussed above. During the nine months ended September 30, 1996, proceeds from the SIRROM note payable represented used to pay vendors and were a substantial portion of cash used in operating activities during that period.

      Net cash used in investing activities for the nine months ended September 30, 1997 was approximately $136,000 compared to $113,000 for the nine months ended September 30, 1996.

      Net cash provided by financing activities was approximately $1,836,000 during the nine months ended September 30, 1997, compared to $1,575,000 during the nine months ended September 30, 1996. Borrowing transactions discussed below were the primary sources of cash provided by financing activities.

      On August 29, 1997, VISTA Information Solutions, Inc. (the "Company") issued 2,500 shares of Series E Convertible Preferred Stock ("Series E") and 2,500 shares of Series F Convertible Preferred Stock ("Series F"), both with a par value of $0.01 per share, to Sirrom Capital Corporation d/b/a Tandem Capital ("Sirrom) at a stated value and purchase price of $1,000.00 per share for an aggregate gross purchase price of $5,000,000.00. Sirrom shall be entitled to receive quarterly dividends of $30.00 per share which will increase by $5.00 per share for each year after August 31, 2002. Shares of Series E are convertible into the Company's Common Stock at an initial conversion price of $2.75 per share. If the Company does not successfully close a registered public offering of Common stock in which, (i) the gross proceeds of the offering are at least $15,000,000.00 and (ii) the offering price per share is greater that $4.00 (a "Qualified Offering"), the conversion price shall be adjusted to $2.00 per share. Shares of Series F shall be convertible into Common Stock on or after the earlier of the closing of a Qualified Offering or July 1, 1998 at an initial conversion price of (i) 75 percent of the offering price in a successfully closed Qualified Offering or (ii) in the event the Qualified Offering is not closed prior to July 1, 1998, 75 percent of the average closing bid price for the Common Stock for the 20 consecutive trading days prior to June 30, 1998. Series E stock may be redeemed, at the option of the Company, at any time, provided the average closing bid price of the Company's Common Stock for the 20 consecutive trading days preceding the date of the redemption notice exceeds 200 percent of the Series E conversion price. Series F stock may be redeemed, at the option of the Company, at any time on or after June 30, 1998 provided the average closing bid price of the Company's Common Stock for the 20 consecutive trading days preceding the date of the redemption notice exceeds 200 percent of the Series F conversion price. The Company has used approximately $2,800,000 of the proceeds to retire the 1996 and 1997 Secured Promissory Notes to SIRROM Capital and approximately $1,060,000 to retire the remaining balance of the Factoring Loan Agreement with Silicon Valley Bank.

      In 1995, the Company received $446,000 from the sales of 16 percent subordinated convertible debentures. During 1996, eight debenture holders elected to convert their principal and accrued interest into common stock. These transactions converted approximately $187,000 of debt and accrued interest into 276,000 shares of common stock. During the nine months ended September 30, 1997, the remaining debenture holders converted approximately $325,000 of principal and accrued interest into common stock.

      The Company assumed $898,928 of convertible subordinated debentures in the acquisition of VISTA Environmental. The debentures were convertible into Series C Preferred Stock ("Series C Preferred Stock") at a rate of $16.72 per share. At December 31, 1995, the debentures, including accrued interest, were convertible into approximately 74,000 shares of Series C Preferred Stock and were due in January 1996. In January 1996, the Company did not repay the debentures. As a result, under the terms of the debentures, the repayment date was extended to January 1997 and the debenture holders received, in aggregate, warrants for the purchase of 3,732 shares of Series C Preferred Stock at $16.72 per share. In January 1997, the Company had the option to either pay these debentures off or extend them for another year. The Company chose to extend the debentures and issued warrants for the purchase of 4,135 shares of Series C Preferred Stock at $16.72 per share. In September 1997, holders of all outstanding debentures elected to convert approximately $1,248,000 of principal and accrued interest into common stock, which fully retired these debentures.

      In February 1996, the Company entered into an agreement with ISO for a loan, not to exceed $500,000. Advances commenced during the first week of February 1996 in increments of $25,000 to $50,000. The Company ultimately borrowed $375,000, and repaid approximately $36,000. Under the agreement, the balance bears interest at a rate of 1 percent per month on any outstanding amounts, including accrued interest. Under a supplemental agreement, dated March 6, 1997, repayment of the loan plus accrued interest will be taken out of GUS revenue to the extent that it exceeds $135,000 per month. As of September 30, 1997, the entire amount due under the ISO loan had been repaid and the loan was retired.

        The Company has recorded a liability to ISO for reimbursement of costs incurred by ISO for the development of the Public Protection Classification (PPC) data layer of GUS in the amount of $487,500 which represents the maximum amount VISTA could be responsible for under the terms of the agreement with ISO. The actual amount due to ISO is presently in dispute. According to a Supplemental Agreement to the Joint Services Agreement, if no agreement was reached by November 15, 1996, VISTA and ISO would begin arbitration. VISTA and ISO have agreed that the actual balance will be determined through arbitration, but have not yet begun arbitration.

      On April 30, 1996, the Company entered into an agreement with the SIRROM Capital Corporation for a $2,500,000 loan in the form of a 13.5 percent, five year, interest only note with warrants to purchase 1,247,582 shares of Common Stock at an exercise price of $0.01 per share with additional warrants to be issued for the purchase of 497,776, 603,018 and 749,292 on the anniversary date of the loan in years 3, 4 and 5 respectively. The Company assigned a value to the warrants of $648,179 based on the fair market value of the warrants at the date of grant. Accordingly, the note payable had been discounted by this amount and bore an effective interest of 26 percent. This note was secured by the tangible and intangible assets of the Company. As discussed above, proceeds from the sale of Series E and Series F Preferred Stock were used to retire the Promissory Note. As a result of the retirement, the Company amortized the remaining value ascribed to warrants issued to SIRROM in connection with the Promissory Notes.

      The Company had an accounts receivable factoring agreement with Silicon Valley Bank which was retired in April 1996, following receipt of funds under the SIRROM loan. In September 1996, the Company entered into another factoring agreement with the bank. Transactions under the agreement were not treated as a sale of receivables due to the existence of repurchase obligations. The borrowings under this arrangement were collateralized by certain assets of VISTA Environmental. The borrowing arrangement allowed the Company to borrow up to 80 percent of eligible receivables up to a maximum of $1,250,000. Proceeds from the loan bore interest at the rate of 1.5 percent per month. There were additional administrative fees of 1 percent per month charged by the lender based on the value of the receivables submitted for borrowing. As discussed above, proceeds from the sale of Series E and Series F Preferred Stock were used to retire the factoring agreement.

     During 1997, the Company raised $1,000,000 in Senior Subordinated Promissory Notes. The notes were due 12 months from the date executed, bore interest at 16 percent and had initial common stock warrant coverage of 100 percent, using an exercise price of 125 percent of the fair market value of the common stock 21 business days prior to funding. As discussed above, proceeds from the sale of Series E and Series F Preferred Stock were used to pay the remaining $300,000 of unpaid principal to SIRROM Capital Corporation. During the nine months ended September 30, 1997, principal and accrued interest of approximately $731,000 was converted into approximately 842,000 shares of common stock, which fully retired the Secured Promissory Notes.

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

     None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     On November 3, 1997, the Board of Directors for the Company elected Robert Boscamp as a Member of the Board.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)  Exhibits:

         The exhibits to this Form 10-QSB are listed in the Exhibit Index on page 15 of this Report.

     b)  Reports on Form 8-K.

         The registrant filed a current report on Form 8-K dated September 2, 1997. Under Item 5, the registrant reported the sale of Series E and Series F Preferred Stock to Sirrom Capital Corporation d/b/a Tandem Capital.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       VISTA INFORMATION SOLUTIONS, INC.
                                                    (REGISTRANT)



DATE: November 14, 1997                   By  /S/E. STEVENS HAMILTON
      -----------------                       -------------------------------
                                              E. Stevens Hamilton
                                              Chief Financial Officer
                                              (Principal Financial Officer)

DATE: November 14, 1997                   By  /S/BRIAN DEAN CONN
      -----------------                       -------------------------------
                                              Brian Dean Conn
                                              Controller
                                              (Principal Accounting Officer)

                                  EXHIBIT INDEX


Exhibit
Number               Description                 Location
-------              -----------                 --------
27.1                 Financial Data Schedule     Filed electronically