Form 10KSB40/A
period 1996-12-31
VISTA INFORMATION SOLUTIONS INC
filed 1997-11-28
CIK 888793

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-KSB/A

[X] AMENDMENT NO. 2 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _____________ to ________________.

                          COMMISSION FILE NO.: 0-20312

                                ----------------

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

                          COMMON STOCK, $.01 PAR VALUE

                                ----------------

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

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X].

          Revenues for the period ended December 31, 1996 were approximately $8,387,000.

          As of November 26, 1997, 32,603,139 shares of Common Stock of the Registrant were deemed outstanding (assuming conversion of 976,433 shares of the Registrant's convertible voting preferred stock into 9,647,650 shares of Common Stock) and the aggregate market value of the Registrant's voting stock as of that date (based upon such assumed conversion into Common Stock and the average of the closing bid and asked prices of the Common Stock as of that date reported by the NASDAQ SmallCap Market), excluding outstanding shares beneficially owned by directors and executive officers, was approximately $9,583,673.

                       DOCUMENTS INCORPORATED BY REFERENCE

               Part III of this Annual Report on Form 10-KSB incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant's Proxy Statement for its 1997 Annual Meeting (the "1997 Proxy Statement").

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                   Page
Index to Consolidated Financial Statements                         F-1

Report of Independent Auditors                                     F-2

Consolidated Balance Sheets                                  F-3 to F4

Consolidated Statements of Operations                              F-5

Consolidated Statements of Changes in Stockholders' Equity         F-6

Consolidated Statement of Cash Flows                        F-7 to F-8

Notes to Consolidated Financial Statements                 F-9 to F-28

                             INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
VISTA Information Solutions, Inc.
San Diego, California

We have audited the accompanying consolidated balance sheets of VISTA Information Solutions, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Our previous report on the 1996 financial statements, dated March 18, 1997, included an explanatory paragraph that expressed substantial doubt about the Company's ability to continue as a going concern. As explained in Note 15, the Company received the proceeds of $5 million of equity financing in August of 1997. Due to this event, we have removed the explanatory paragraph about the Company's ability to continue as a going concern.


McGLADREY & PULLEN, LLP

San Diego, California
March 18, 1997, except for Note 15 as to which the date is August 29, 1997

                            PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                          VISTA INFORMATION SOLUTIONS, INC.
                             CONSOLIDATED BALANCE SHEETS
                              DECEMBER 31, 1996 AND 1995


ASSETS (Note 5)                                         1996           1995
--------------------------------------------------------------------------------
Current Assets
  Cash (Note 4)                                     $   56,277     $   21,027
  Trade accounts receivable, less allowance for
    doubtful accounts of $284,000 and $248,500,
    respectively (Note 4)                            1,211,933      1,843,782
  Prepaid expenses                                     326,994         98,756
                                                    -------------------------
      TOTAL CURRENT ASSETS                           1,595,204      1,963,565
                                                    -------------------------

Equipment, furniture and purchased software, at
 cost (Note 7)
  Equipment and furniture                            2,906,056      2,363,148
  Purchased software                                   264,575        109,751
                                                    -------------------------
                                                     3,170,631      2,472,899
  Less accumulated depreciation and amortization   (2,160,506)    (1,595,965)
                                                    -------------------------
      NET EQUIPMENT, FURNITURE AND PURCHASED
        SOFTWARE                                     1,010,125        876,934
                                                    -------------------------

Capitalized software development costs,
  less accumulated amortization of $1,309,571 and            -        104,848
  $1,212,919, respectively

Acquired technology and environmental databases,
  less accumulated amortization of $7,330,904 and
  $3,332,229, respectively                           4,665,120      8,663,795

Deposits                                                30,793        105,941
                                                    -------------------------
                                                    $7,301,242   $ 11,715,083
                                                    -------------------------
                                                    -------------------------


See Notes to Consolidated Financial Statements.

                          VISTA INFORMATION SOLUTIONS, INC.
                       CONSOLIDATED BALANCE SHEETS (CONTINUED)


LIABILITIES AND STOCKHOLDERS' EQUITY                    1996           1995
--------------------------------------------------------------------------------
Current Liabilities
  Note payable to bank (Note 4)                     $  601,316   $  1,111,790
  Current maturities of long-term
    obligations (Note 5)                               945,882        655,081
  Accounts payable and other                           979,949      1,029,574
  Accrued development costs (Note 6)                   487,500        487,500
  Accrued compensation and employee benefits           182,139        380,910
  Accrued interest, current maturities                  68,684        278,318
  Deferred revenue                                     122,000              -
  Other current liabilities                            117,310        120,007
                                                  ---------------------------
      TOTAL CURRENT LIABILITIES                      3,504,780      4,063,180
                                                  ---------------------------

Long-term obligations, less current maturities
  (Note 5)                                           2,948,640      1,624,939
Accrued interest                                       336,016              -
                                                  ---------------------------
                                                     3,284,656      1,624,939
                                                  ---------------------------
Commitments and contingencies (Notes 2 and 7)

Stockholders' Equity (Notes 3, 5,  9 and 10)
  Preferred stock, Series B convertible, par
    value $.01; liquidation value $3,000,000,
    authorized 200,000 shares; 200,000 shares
    issued and outstanding                               2,000          2,000
  Preferred stock, Series C convertible, par
    value $.01; liquidation value $9,851,901,
    authorized 670,000 shares; issued and
    outstanding 589,299 and 643,935 shares
    respectively                                         5,893          6,439
   Preferred stock, Series D convertible, par
    value $.01; liquidation value $2,499,982,
    authorized 240,000 shares; 187,134 shares issued
    and outstanding                                      1,871          1,871

  Common stock, par value $.01; authorized
    43,890,000 shares; issued and outstanding
    12,285,651 and 10,989,777 shares,
    respectively                                       122,857        109,898
  Additional paid-in capital                        28,068,560     27,097,419
  Accumulated deficit                             (27,689,375)   (21,190,663)
                                                  ---------------------------
                                                       511,806      6,026,964
                                                  ---------------------------

                                                  $  7,301,242  $  11,715,083
                                                  ---------------------------
                                                  ---------------------------

                          VISTA INFORMATION SOLUTIONS, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                        1996           1995          1994
--------------------------------------------------------------------------------

Revenues (Note 13)                  $  8,387,052  $   7,839,926  $    943,209
Cost of revenues                       2,574,348      3,026,009       791,283
                                    -----------------------------------------
      GROSS MARGIN                     5,812,704      4,813,917       151,926

Operating expenses:
  Selling, general and
    administrative                     6,326,166      6,650,431     2,233,724
  Research and development               497,939      1,010,153     1,418,652
  Depreciation and amortization        4,586,572      3,820,043       167,171
                                    -----------------------------------------
                                      11,410,677     11,480,627     3,819,547
                                    -----------------------------------------
                                    -----------------------------------------
  OPERATING LOSS                     (5,597,973)    (6,666,710)   (3,667,621)

Other income (expense):
  Interest income                          -              8,079        56,179
  Interest expense                     (910,143)      (403,708)      (31,256)
  Other income                             9,404         41,602        60,000
                                    -----------------------------------------
                                       (900,739)      (354,027)        84,923
                                    -----------------------------------------

      NET (LOSS)                    $(6,498,712)  $ (7,020,737)  $(3,582,698)
                                    -----------------------------------------
                                    -----------------------------------------
Net (loss) per share                $     (0.56)  $      (0.67)  $     (0.44)
                                    -----------------------------------------
                                    -----------------------------------------

Weighted average common shares
  outstanding                         11,522,274     10,542,734     8,222,306
                                    -----------------------------------------
                                    -----------------------------------------


See Notes to Consolidated Financial Statements.

                          VISTA INFORMATION SOLUTIONS, INC.
             CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                       Preferred       Common       Additional
                                                         Stock          Stock        Paid-in    Accumulated
                                                        (Note 9)      (Note 10)      Capital      Deficit           Total
-----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1993                              $  2,000      $  78,916   $ 13,287,033  $(10,587,228)   $  2,780,721

Issuance of common stock for:
  Conversion of debentures                                   -            3,650      1,091,350         -           1,095,000
  Exercise of incentive stock options (Note 10)              -              656        124,200         -             124,856
  Net loss                                                                                        (3,582,698)    (3,582,698)
                                                        -------------------------------------------------------------------
Balance, December 31, 1994                                 2,000         83,222     14,502,583   (14,169,926)        417,879
  Issuance of Series D preferred stock (Note 9)            1,871           -         2,498,122         -           2,499,993
  Issuance of common and Series C preferred
    stock on acquisition of VEI (Note 3)                   6,461         26,437     10,096,781         -          10,129,679
  Exercise of incentive stock options (Note 10)              -               18            132         -                 150
  Conversion of Series C preferred stock (Note 9)           (22)            221          (199)         -              -
  Net loss                                                   -              -              -      (7,020,737)    (7,020,737)
                                                        -------------------------------------------------------------------
Balance, December 31, 1995                                10,310        109,898     27,097,419   (21,190,663)      6,026,964
  Issuance of warrants with note payable
    to finance and bridge financing company                  -              -          697,180         -             697,180
  Exercise of incentive stock options (Note 10)              -            4,736         95,124         -              99,860
  Conversion of debentures (Note 5)                          -            2,759        183,755         -             186,514
  Conversion of Series C preferred stock (Note 9)          (546)          5,464        (4,918)         -              -
  Net loss                                                   -              -              -      (6,498,712)    (6,498,712)
                                                        -------------------------------------------------------------------
Balance, December 31, 1996                              $  9,764      $ 122,857   $ 28,068,560  $(27,689,375)   $    511,806
                                                        -------------------------------------------------------------------
                                                        -------------------------------------------------------------------



See Notes to Consolidated Financial Statements.

                          VISTA INFORMATION SOLUTIONS, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                                            1996                1995                1994
--------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
  Net loss                                             $  (6,498,712)      $  (7,020,737)      $  (3,582,698)
  Adjustments to reconcile net loss to net
     cash (used in) operating activities
     Depreciation                                             581,878             480,256             166,154
     Amortization                                           4,189,947           3,749,363             452,813
     Other                                                       -                 25,286            (60,000)
     Changes in assets and liabilities, net of
     effects of acquisition of VEI in 1995 (Note 3):
     (Increase) decrease in:
        Trade accounts receivable                             631,849           (421,906)              33,190
        Prepaid expenses and other assets                   (153,090)             114,580            (50,914)
     Increase (decrease) in:
        Accounts payable                                     (49,625)             142,055              65,171
        Accrued development costs                                -                   -                487,500
        Accrued compensation and employee
          benefits                                          (198,771)             186,138            (44,104)
        Deferred revenues                                     122,000                -                   -
        Other current liabilities                             140,100            (60,859)            (31,992)
                                                        -------------------------------------------------------------------
                                                        -------------------------------------------------------------------
           NET CASH (USED IN) OPERATING ACTIVITIES        (1,234,424)         (2,805,824)         (2,564,880)
                                                        -------------------------------------------------------------------

Cash Flows from Investing Activities
  Purchases of equipment and software                       (380,454)           (261,028)           (162,027)
  Additions to capitalized software
    development costs                                            -               (42,814)           (120,689)
  Cash acquired on acquisition of VEI                            -                 29,546                -
  Decrease in short-term investments                             -                   -                 80,000
                                                        -------------------------------------------------------------------
                                                        -------------------------------------------------------------------
           NET CASH (USED IN) INVESTING ACTIVITIES          (380,454)           (274,296)           (202,716)
                                                        -------------------------------------------------------------------



See Notes to Consolidated Financial Statements.

                          VISTA INFORMATION SOLUTIONS, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)



                                                            1996                1995                1994
--------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
  Net (repayments) borrowings under
     note payable to bank                                   (510,474)             390,493                -
  Payments on notes payable to officers
     and shareholders                                            -              (250,005)            (10,520)
  Proceeds from issuance of warrants                          697,180                -                   -
  Proceeds from long-term obligations                       2,226,820                -                   -
  Payments on long-term obligations                         (863,258)           (208,425)            (11,428)
  Proceeds from issuance of preferred stock                      -              2,499,021             200,000
  Proceeds from issuance of common stock                       99,860                 150             124,856
  Proceeds from issuance of debentures                           -                446,000                -
                                                           --------------------------------------------------
                                                           --------------------------------------------------
        NET CASH PROVIDED BY FINANCING
         ACTIVITIES                                         1,650,128           2,877,234             302,908
                                                           --------------------------------------------------

        NET INCREASE (DECREASE) IN CASH                        35,250           (202,886)         (2,464,688)

Cash
  Beginning                                                    21,027             223,913           2,688,601
                                                           --------------------------------------------------
                                                           --------------------------------------------------
  Ending                                                   $   56,277          $   21,027        $    223,913
                                                           --------------------------------------------------
Supplemental Disclosure of Cash Flow Information
  Cash paid for interest                                   $  734,761          $  221,380        $     78,392

Supplemental Schedule of Non-Cash Investing
  and Financing Activities
     Convertible debentures and accrued interest
      converted into common stock                             186,514                -              1,095,000
     Accounts payable converted to notes payable                 -                390,453                -
     Capital leases incurred for use of equipment             334,615                -                   -
     Conversion of 55,636 shares of preferred
       Series C stock to 546,360 shares of
       common stock                                             5,464                -                   -


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

A summary of the Company's significant accounting policies follows:

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Vista Environmental Information, Inc. (VEI) since the date of acquisition (Note 3). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

At December 31, 1995 the Company adopted Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments. The methods and assumptions used to estimate the fair value of the Company's current and long-term obligations are based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities with similar collateral requirements. Due to the inherent uncertainty in determining the approximate interest rate required to calculate the fair value of the convertible debt and note payable to ISO (Note
6), the Company used an average interest rate of approximately 26%. The rate applied to those long-term debt instruments would yield a fair value of approximately $1,305,000 compared to their carrying value of $1,484,000 at December 31, 1996. The estimated fair value of the Company's other current and long-term debt obligation's approximated their carrying value at December 31, 1996. At December 31, 1996, the fair value of all of the Company's current and long-term debt obligations approximated their fair value.

CASH

The Company maintains its cash accounts in various commercial banks located throughout the United States. Accounts at each bank are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000 per bank. The Company's accounts at these institutions, at times, may exceed the federally insured limit. The Company has not experienced any losses in such accounts.

EQUIPMENT, FURNITURE AND SOFTWARE

Equipment, furniture and purchased software are stated at cost. Depreciation and amortization are provided on accelerated and straight-line methods over the estimated useful lives of individual assets over the following periods:

                                            Years
                                            -----
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

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Software development costs incurred after the establishment of the software's technological feasibility have been capitalized. The establishment of technological feasibility and the on-going assessment of recovery of capitalized software costs requires considerable judgment by management with respect to certain factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life and changes in software and hardware technologies. Capitalization ceases when the software is available for general release to customers at which time amortization of the capitalized costs begin. These costs were amortized using the straight-line method over three years. Amortization expense for capitalized software development costs was approximately $105,000, $410,000 and $453,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

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

ACCOUNTING FOR STOCK-BASED COMPENSATION

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation. SFAS 123 establishes financial accounting and reporting standards for stock-based compensation plans. SFAS 123 encourages the adoption of a fair value based method of accounting for stock-based compensation plans, but also allows entities to continue to measure compensation cost for employees using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The Company elected to continue to use the intrinsic value method of APB 25 to account for compensation costs. As required by SFAS 123, certain proforma disclosures are made at Note 10. All stock based compensation for new employees must be recorded at fair value.

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

The merger was structured based on the companies having equal value. Before the merger, the Company, (previously known as DataMap, Inc.) and VEI had common and common equivalent shares, consisting of convertible preferred stock, options and warrants, of approximately 12,716,000 and 17,594,000, respectively. For purposes of the conversion, only options and warrants for both companies with exercise prices below an agreed upon price of $2 were considered. As a result, the Company issued approximately 10,600,000 common and common equivalent shares as described above, resulting in the former VEI stockholders owning 50% of the combined company. However, as a condition to the closing of the merger, DataMap was required to obtain additional financing of at least $1,500,000. As a result, DataMap sold 112,280 shares of Series D preferred stock for $1,500,000, convertible into 1,122,800 shares of common stock (See Note 9), of which 93,563 shares were sold to DataMap's current preferred stockholders and 18,713 shares were sold to VEI preferred stockholders. Taking into account this transaction, the DataMap shareholder group owned approximately 52% of the combined company. Due to this voting control and other considerations, DataMap was determined to be the accounting acquiror.

The acquisition has been accounted for as a purchase, and accordingly, the operating results of VEI have been included in the operating results of the Company from the date of acquisition. The total purchase price was calculated as follows:

Fair value of common stock issued                                $  2,590,820
Fair value of preferred stock issued                                6,332,182
Fair value of options and warrants issued                           1,207,650
Cash payments for fractional shares                                     (973)
                                                                -------------
    TOTAL FAIR VALUE OF SECURITIES ISSUED                          10,129,679
  Excess liabilities assumed, including direct merger
    costs of $276,000 (a)                                           1,866,345
                                                                -------------
    TOTAL PURCHASE PRICE, ALLOCATED TO ACQUIRED TECHNOLOGY
      AND ENVIRONMENTAL DATABASES                               $  11,996,024
                                                                -------------
                                                                -------------

(a) The excess liabilities assumed consisted of current assets of approximately $1,470,000, long-term assets of $861,000, current liabilities of $3,179,000 and long-term liabilities of $742,000.

The Company valued the securities issued at $0.98, which represented a 30% discount from the market price of the Company's common stick on the acquisition date.

The following statement of operations, prepared on a pro forma basis for the year ended December 31, 1995 presents the results of operations of the Company and VEI as if the acquisition had occurred on January 1, 1995. Annual amortization charges of $3,998,675 are included on the pro forma statements of operations reflecting the amortization of intangibles from the write up of the assets of VEI. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had taken place on January 1, 1995. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from the combined operations.

Pro Forma Statement of Operations (Unaudited)

                                                                  December 31,
                                                                      1995
                                                                  -----------
Revenues                                                            8,900,955
                                                                  -----------
Gross margin                                                        5,274,033
                                                                  -----------
Operating loss                                                    (5,274,033)
Other income (expense)                                              (405,075)
                                                                  -----------
Net loss                                                          (7,977,935)
                                                                  -----------
                                                                  -----------
Pro forma net loss per share                                           (0.73)
                                                                  -----------
                                                                  -----------
Pro forma weighted average common shares outstanding               10,970,071
                                                                  -----------
                                                                  -----------


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

NOTE 5.  LONG-TERM OBLIGATIONS

                                                         1996          1995
                                                       ------------------------
Convertible subordinated debentures - interest at
  prime plus 2.5% due January 1998, unsecured (a)     $  898,928   $  898,928

Convertible subordinated debentures - interest
  only at 16%, due quarterly through March 1997,         255,901      446,000
  unsecured (b)

Note payable to vendor                                       -        390,453

Leases - 8.0% - 15.0%, due in monthly aggregate
  installments of approximately $22,000, including
  interest, to September 2001, secured by
  equipment (d) (Note 7)                                 462,507      544,639

Note payable to finance company - net of unamortized
  discount of approximately $562,000, monthly
  payments of interest only at 13.5% through
  April 2001, at which time all unpaid amounts are
  due, secured by all assets of the Company (c)        1,938,244          -

Note payable to association - interest at 1.5% per
  month, due in 1997, unsecured (Note 6)                 338,942          -
                                                       ------------------------
                                                       3,894,522    2,280,020
Less current maturities                                (945,882)    (655,081)
                                                       ------------------------
                                                     $ 2,948,640  $ 1,624,939
                                                       ------------------------
                                                       ------------------------


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

NOTE 5.        LONG-TERM DEBT OBLIGATIONS (CONTINUED)

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

(c) On April 30, 1996, the Company entered into an agreement with a finance company for a $2,500,000 loan with warrants to purchase 5% of the fully diluted Common Stock (1,247,582 shares) at an exercise price of $0.01 per share with additional warrants to be issued for the purchase of 497,776, 603,018 and 749,292 on the anniversary date of the loan, April 1999, 2000, and 2001, respectively. The warrants contain certain anti-dilution adjustments. The Company assigned an original value to the 1,247, 582 warrants of $648,180 based on the relative estimated fair value of the warrants and the debt at the time of issuance. The note payable balance has been discounted by this amount. The discount is being amortized using the effective interest method over the expected three year life of the loan.

(d) Subsequent to December 31, 1996, the Company was notified by a lessor that given its default status all amounts due under the leases are currently due and payable and a return of the equipment was requested. Accordingly, all amounts outstanding to this lessor have been classified as current.

During 1996 the Company obtained bridge financing from certain of its Board of Directors of approximately $200,000, which was repaid with the note payable proceeds in April 1996 (subparagraph (c) above). In connection with the bridge financing the Company issued 215,386 warrants to purchase shares of common stock at $0.52 per share through March 2001. The warrants were assigned a value of $49,000 based on the estimated fair value of the warrants at the date of grant, and the related debt was discounted by such amount. The amortization of the discount has been included in interest expense for the year ended December 31, 1996.

The annual maturities of long-term obligations, including capital leases and unamortized discount, as of December 31, 1996 are due as follows:

Years Ending December 31,
-------------------------------------------------------------------------------
1997                                                                $    945,882
1998                                                                     947,101
1999                                                                      40,842
2000                                                                      16,762
2001                                                                   2,505,694
                                                                    ------------
                                                                    $  4,456,281
                                                                    ------------
                                                                    ------------

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

NOTE 7.        LEASE COMMITMENTS

The Company leases furniture and equipment under leases that meet the criteria for capital lease classification. The Company also leases its operating facilities under non-cancelable operating leases. The facility leases require the payment of taxes, maintenance, utilities and insurance. Leased assets included in the consolidated balance sheets are as follows:

Leased Assets                                          1996           1995
-------------------------------------------------------------------------------
Equipment and furniture                             $  578,526     $  580,099
Less accumulated amortization                        (127,351)      (245,306)
                                        ---------------------------------------
Net leased assets                                   $  451,175     $  334,793
                                             ----------------------------------
                                             ----------------------------------

Future minimum lease payments under capital leases and noncancelable operating leases consist of the following at December 31, 1996:

                                                       Capital      Operating
Years Ending December 31,                              Leases        Leases
------------------------------------------------------------------------------
1997                                                $  253,381     $  418,027
1998                                                   192,988         89,299
1999                                                    76,989         86,698
2000                                                    18,848         86,695
2001                                                     2,659         66,923
                                                    --------------------------
     TOTAL MINIMUM LEASE PAYMENTS                      544,865     $  747,642
                                                                   -----------
                                                                   -----------
Less amounts representing interest (8.0% to 15.0%)    (82,358)
                                                    ----------

     PRESENT VALUE OF NET MINIMUM LEASE PAYMENTS    $  462,507
                                                    ----------
                                                    ----------


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

                                          1996                 1995
-------------------------------------------------------------------------------
Net (loss):
     As reported                     $  (6,498,712)      $  (7,020,737)
     Proforma                           (6,582,168)         (7,110,086)


Net (loss) per share:
     As reported                          $  (0.56)           $  (0.67)
     Proforma                                (0.57)              (0.67)

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

In connection with the acquisition of VEI, the Company assumed VEI's 1993 Stock Option Plan. At March 15, 1995, options for 1,309,713 shares were issued under this requirement. With the approval of the 1995 Stock Incentive Plan (see below), there were no further grants under this Plan.

On March 15, 1995, the Board approved the Company's 1995 Stock Incentive Plan. The Plan reserves a maximum of 3,000,000 shares for issuance.

Awards granted under the plans are exercisable over a period determined at the time of grant, not to exceed ten years. The types of awards issuable under the 1995 Plan are incentive options, non-qualified options, restricted stock awards, performance units and stock appreciation rights. Incentive options under the Plan are granted at an exercise price of not less than 100% of the fair market value at the date of grant and vest over a period of one to three years. Non-qualified options may be granted at exercise prices not less than 85% of market value at the date of grant, with vesting determined at the time of grant. Incentive options must be granted with exercise prices equal to the fair market value on the date of grant, except that incentive options granted to persons owning stock possessing more than 10% of the total combined voting power of all classes of stock of the Company may not be granted at less that 110% of the fair market value on the date of grant.

NOTE 10.       STOCK OPTIONS AND INCENTIVE PLANS (CONTINUED)

The 1995 Plan provides for an annual automatic grant of 10,000 non-qualified options to non-employee members of the Board of Directors.

A summary of the stock option activity under all of the aforementioned plans is as follows:



                                        1996                          1995                           1994
                              --------------------------------------------------------------------------------------
                                               WEIGHTED                       Weighted                      Weighted
                                               AVERAGE                        Average                       Average
                                               EXERCISE                       Exercise                      Exercise
Fixed Options                   OPTIONS         PRICE          Options         Price         Options         Price
--------------------------------------------------------------------------------------------------------------------
Outstanding at
  beginning of
  year                         2,470,567      $    1.02        863,192        $  2.66        793,142        $  2.24
Granted                          389,000           1.02      1,878,500           0.44        144,550           4.68
Exercised                      (473,593)         (0.21)        (1,794)         (0.80)       (65,667)         (1.93)
Expired
  /Surrendered                 (423,139)         (2.08)      (269,331)         (2.79)        (8,833)         (3.21)
Outstanding at
  end of year                  1,962,835      $    1.02      2,470,567        $  1.02        863,192        $  2.66
                              --------------------------------------------------------------------------------------
                              --------------------------------------------------------------------------------------

Exercisable at
  end of year                  1,439,796      $    0.90      1,856,988        $  0.44        732,957        $  2.91
                              --------------------------------------------------------------------------------------
                              --------------------------------------------------------------------------------------

Weighted-average
  fair value per option of
  options granted
  during the year                  $0.32                         $0.12                       $     -
                              --------------------------------------------------------------------------------------
                              --------------------------------------------------------------------------------------


Of the options granted during the year ended December 31, 1995, 1,309,713 were assumed in conjunction with the merger with VEI (see Note 3). The fair value of the options was included in the purchase price in Note 3, and therefore, the amounts are not reflected in the proforma SFAS 123 calculations.

NOTE 10.       STOCK OPTIONS AND INCENTIVE PLANS (CONTINUED)

A further summary about fixed options outstanding under these plans at December 31, 1996 is as follows:



                                          Options Outstanding                      Options Exercisable
                         -------------------------------------------------------------------------------
                                               Weighted
                                                Average          Weighted                      Weighted
                                               Remaining         Average                       Average
Range of                    Number            Contractual        Exercise          Number      Exercise
   Exercise Prices       Outstanding         Life in Years        Price         Exercisable     Price
--------------------------------------------------------------------------------------------------------
$    0.00 to 1.00         1,091,669                   8.1        $  0.17          957,669      $  0.09
     1.01 to 2.00           693,470                   9.4           1.50          307,045         1.68
     2.01 to 3.00            49,846                   7.4           2.33           49,846         2.33
     3.01 to 4.00            40,000                   6.7           3.30           40,000         3.30
     4.00 to 6.00            87,850                   8.8           5.12           85,236         5.15
                         -------------------------------------------------------------------------------
                          1,962,835                   8.5        $  0.98        1,439,796      $  0.90
                         -------------------------------------------------------------------------------
                         -------------------------------------------------------------------------------

NOTE 10.       STOCK OPTIONS AND INCENTIVE PLANS (CONTINUED)

In addition, the Company has granted options and warrants for the purchase of common stock outside of the plans to officers, directors, consultants and certain debt and equity holders as follows (including all options and warrants to purchase common stock discussed in Notes 5 and 9 but excluding the effect of any conversion rights):



                                          1996                          1995                         1994
                              --------------------------------------------------------------------------------------
                                                WEIGHTED                       Weighted                     Weighted
                                                AVERAGE                        Average                      Average
                                                EXERCISE                       Exercise                     Exercise
                                 SHARES          PRICE         Shares           Price       Shares           Price
--------------------------------------------------------------------------------------------------------------------
Outstanding at
  beginning of
  year                         1,738,970       $   2.87      1,530,933        $  3.15      1,530,933        $  3.15
Granted                        1,462,968           0.08        246,137           0.90           -              -
Exercised                          -               -              -              -              -              -
Expired/
  Surrendered                (1,088,832)           3.07       (38,100)         (1.50)           -              -
                              --------------------------------------------------------------------------------------
Outstanding at
  end of year                  2,113,106       $   0.84      1,738,970        $  2.87      1,530,933        $  3.15
                              --------------------------------------------------------------------------------------
                              --------------------------------------------------------------------------------------

Exercisable at
  end of year                  2,113,106       $   0.84      1,613,971        $  2.80      1,134,785        $  3.15
                              --------------------------------------------------------------------------------------
                              --------------------------------------------------------------------------------------

Weighted average
  fair value per
  option of
  options granted
  during the year                  $0.47       $                              $                 -           $  -
                              --------------------------------------------------------------------------------------
                              --------------------------------------------------------------------------------------

NOTE 10.       STOCK OPTIONS AND INCENTIVE PLANS (CONTINUED)

A further summary about the options and warrants granted outside of the Company's formal plans outstanding at December 31, 1996 is as follows:



                                        Options Outstanding                       Options Exercisable
                       ---------------------------------------------------------------------------------
                                               Weighted
                                                Average          Weighted                      Weighted
                                               Remaining         Average                       Average
Range of                    Number            Contractual        Exercise          Number      Exercise
   Exercise Prices       Outstanding         Life in Years        Price         Exercisable     Price
--------------------------------------------------------------------------------------------------------

 $0.00 to 1.00            1,709,105                   4.0      $    0.20        1,709,105     $   0.20
  1.01 to 2.00               25,000                   7.9           2.00           25,000         2.00
  2.01 to 3.00              127,001                   8.7           2.99          127,001         2.99
  3.01 to 4.00              127,000                   8.7           3.60          127,000         3.60
  4.01 to 6.00              125,000                   6.0           4.30          125,000         4.30
                       -------------------------------------------------------------------------------
                          2,113,106                   4.7      $    0.84        2,113,106     $   0.84
                       -------------------------------------------------------------------------------
                       -------------------------------------------------------------------------------


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

A reconciliation of the effective tax rates with the federal statutory rate is as follows:



                                                                      Years Ended December 31,
                                                              1996               1995             1994
--------------------------------------------------------------------------------------------------------------
Income tax benefit at statutory rate                     $ (2,274,500)     $ (2,457,300)     $ (1,218,100)

Change in valuation allowance, net of temporary
     differences acquired in acquisition of VEI in 1995      2,640,500         2,853,300         1,463,400

State taxes                                                  (366,000)         (396,000)         (245,300)

                                                         -----------------------------------------------------
                                                         $           -     $           -     $           -
                                                         -----------------------------------------------------
                                                         -----------------------------------------------------


The tax effect of temporary differences consisted of the following as of December 31:
                                                    1996              1995
-------------------------------------------------------------------------------
Deferred tax assets:
Net operating loss carryforwards                $  9,764,100      $  8,349,400
Accrued development costs                            195,000           195,000
Compensation element of stock options issued          94,900            94,900
Accrued payroll                                       45,000            94,800
Allowance for doubtful accounts                      115,000            98,800
Tax credit carryforwards                             126,000            99,100
Equipment and purchased software                           -            30,400
Accrued sales tax                                     32,000                 -
                                                ------------      ------------
Gross deferred tax assets                         10,372,000         8,962,400
Less valuation allowance                         (8,115,800)       (5,475,300)
                                                ------------      ------------
                                                $  2,256,200      $  3,487,100
                                                ------------      ------------

Deferred tax liabilities:
Equipment and purchased software                   (379,200)                 -
Deferred rent                                       (11,000)          (21,600)
Acquired technology                              (1,866,000)       (3,465,500)
                                                ------------      ------------
                                                 (2,256,200)       (3,487,100)
                                                ------------      ------------
                                                $          -      $          -
                                                ------------      ------------
                                                ------------      ------------

As of December 31, 1996, the Company has net operating loss carryforwards for federal income tax purposes expiring as follows:


1997                                                          $     188,200
1998                                                                119,500
1999                                                                 38,600
2000                                                                 35,600
2001                                                                 42,100
2002                                                                438,600
2003                                                              1,385,800
2004                                                              1,378,000
2005                                                              3,852,300
2006                                                              3,460,500
2007                                                              2,562,400
2008                                                              4,533,700
2009                                                              3,829,900
2010                                                              2,460,800
                                                              -------------
                                                              $  24,326,000
                                                              -------------
                                                              -------------


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

NOTE 14.       ACCOUNTING PRONOUNCEMENTS ISSUED BUT NOT YET ADOPTED

In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 125 (SFAS 125) and No. 127 (SFAS 127) which relate to accounting for transfers and servicing of financial assets and extinguishments of liabilities. SFAS, among other provisions, provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and early adoption is prohibited. SFAS 127 deferred the effective date of certain provisions of SFAS 125 until after December 31, 1997. Management does not believe the impact of adopting FAS 125 will have a material impact on the consolidated financial statements.

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

NOTE 15.    SUBSEQUENT EVENTS

PREFERRED STOCK ISSUANCE

On August 29, 1997, the Company issued 2,500 shares of Series E Convertible Preferred Stock (Series E) and 2,500 shares of Series F Convertible Preferred Stock (Series F), both with a par value of $.01 per share, to SIRROM Capital Corporation d/b/a Tandem Capital at a stated value and purchase price of $1,000 per share for an aggregate gross purchase price of $5,000,000. Shares of Series E and Series F have a dividend rate of 12% which is payable quarterly. Shares of Series E are convertible into the Company's common stock at an initial conversion price of $2.75 per share, subject to adjustment upon certain conditions. Shares of Series F shall be convertible into the Company's common stock, subject to the contemplation of certain events, at a conversion price equal to 75% of the average closing bid price for the Company's common stock for the 20 consecutive trading days prior to the conversion date.

RESULTS OF OPERATIONS, OTHER FINANCING ACTIVITIES AND MANAGEMENT'S PLANS (UNAUDITED)

For the nine months ended September 30, 1997, the Company reported a net loss of approximately $5,700,000 on revenues of approximately $7,200,000. Cash used in operating activities was approximately $1,500,000. The losses from operations were funded, in part, with the proceeds of the preferred stock issuance noted above and the issuance of $1,000,000 in Senior Subordinated Promissory Notes which were later converted into the Company's common stock. Management of the Company believes that the financing transactions discussed above and elsewhere in these consolidated financial statements will be sufficient to fund its 1997 operations.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        VISTA INFORMATION SOLUTIONS, INC.
                                        (registrant)



Dated:  November 26, 1997               By:  /s/ Thomas R. Gay
                                             ----------------------------------
                                        Thomas R. Gay
                                        (Chief Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on April 11, 1997 by the following persons on behalf of the Company and in the capacities indicated.

                                                  SIGNATURE AND TITLE


                                        /s/ Thomas R. Gay
                                        ---------------------------------------
                                        Thomas R. Gay, Chief Executive Officer
                                        and Director

                                        /s/ Jay D. Seid
                                        ---------------------------------------
                                        Jay D. Seid, Chairman of the Board

                                        /s/ Patrick A. Rivelli
                                        ---------------------------------------
                                        Patrick A. Rivelli, Director

                                        /s/ Martin F. Kahn
                                        ---------------------------------------
                                        Martin F. Kahn, Director

                                        /s/ Robert Boscamp
                                        ---------------------------------------
                                        Robert Boscamp, Director

                                        /s/ Robert J. Moeller
                                        ---------------------------------------
                                        Robert J. Moeller, Director

                                        /s/ Richard J. Freeman
                                        ---------------------------------------
                                        Richard J. Freeman, Director

                                        /s/ Steven Hamilton
                                        ---------------------------------------
                                        Steven Hamilton
                                        (Principal Financial Officer)

                                        /s/ Brian Conn
                                        ---------------------------------------
                                        Brian Conn
                                        (Principal Accounting Officer)