Form 10QSB/A
period 1997-09-30
VISTA INFORMATION SOLUTIONS INC
filed 1998-02-13
CIK 888793

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-QSB/A
                                   AMENDMENT NO. 1 TO
                                     FORM 10-QSB

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

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.         YES  X   NO
                                                           ---     ---

The number of shares of the Issuer's Common Stock, $.01 par value, outstanding on November 13, 1997 was 18,578,702.

Transitional Small Business Format (check one) YES      NO  X
                                                   ---     ---

                                        INDEX


PART I    FINANCIAL INFORMATION                                          PAGE

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
          OPERATIONS AND FINANCIAL CONDITION                              3-7

SIGNATURES                                                                 8

EXHIBIT INDEX                                                              9

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

Operating Expenses

     Total operating expenses increased 35 percent from $3,041,000 for the three months ended September 30, 1996, to $4,115,000 for the three months ended September 30, 1997 and increased 9 percent from $8,895,000 for the nine months ended September 30, 1996 to $9,734,000 for the nine months ended September 30, 1997. This increase is primarily the result of the write-off of the VistaEXPRESS system in September 1997 of approximately $980,000. Increased research and development costs associated with the StarView system and Internet ordering system also contributed to the increase in operating expense. The impact of these occurances on operating expense was partially mitigated by a reclassification of costs associated with the Company's database operation in Glenville, New York from sales, general and administrative expense to costs of revenues.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company currently has negative cash flow from operations and has been dependent on raising capital to fund continuing operations. As discussed below, the Company believes it has raised sufficient capital in 1997 to fund its operations at least through 1998.

     Net cash used in operating activities for the nine months ended September 30, 1997 was approximately $1,498,000 compared to $1,481,000 during the nine months ended September 30, 1996. Increases in accounts receivable of approximately $788,000 during the nine months ended September 30, 1997 (compared to a decrease in accounts receivable of approximately $402,000 during the nine months ended September 30, 1996) was primarily attributed to increased revenue from the GUS product line discussed above. The increase in accounts receivable from December 31, 1996 to September 30, 1997 is due primarily to an increase in GUS receivables from ISO of approximately $480,000, of this increase, $200,000 is attributable to an increase in GUS revenue for the month ended September 30, 1997 compared to the month ended December 31, 1996. In 1997, the Company experienced a slower rate of collection for the remaining 280,000 of GUS receivables through September 30, 1997, principally as a result of an amendment (in March, 1997) to the Joint Services Agreement with ISO which provides that a certain portion of revenues, earned in accordance with generally accepted accounting principles, was retained by ISO as of September 30, 1997 and paid to the Company in the fourth quarter of 1997. The Company also experienced a somewhat slower rate of collections of its non-GUS receivables, due to certain economic factors, in the third quarter of 1997, which also contributed to the increase in accounts receivable of approximately $300,000. In future periods the Company expects that its collection of accounts receivable will more closely approximate the historical results that had been reported prior to the first nine months of 1997. During the nine months ended September 30, 1996, proceeds from the SIRROM note payable were used to pay vendors and were a substantial portion of cash used in operating activities during that period.

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

     The Company believes that the new financing transactions discussed above will be sufficient to fund operations at least through the end of 1998. Factors impacting this forward looking information are the levels of the Company's overall revenues and overhead expenses and changes in the Company's accounts receivable and accounts payable turnover. If revenues do not increase as anticipated, the Company may need to raise additional debt or equity financing to meet its operating capital needs. In addition, the Company may need to raise additional capital in the future to meet various strategic growth and research and development initiatives. There can be no assurance that the Company will be able to obtain any required additional funding on satisfactory terms, if at all. If the additional funding is not obtained, the Company will seek alternative sources of debt and/or equity financing and, to the extent necessary, will reduce overhead expenditures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       VISTA INFORMATION SOLUTIONS, INC.
                                                    (REGISTRANT)



DATE: February 11, 1998                   By  /S/E. STEVENS HAMILTON
      -----------------                       -------------------------------
                                              E. Stevens Hamilton
                                              Chief Financial Officer
                                              (Principal Financial Officer)

DATE: February 11, 1998                   By  /S/BRIAN DEAN CONN
      -----------------                       -------------------------------
                                              Brian Dean Conn
                                              Controller
                                              (Principal Accounting Officer)

                                  EXHIBIT INDEX


Exhibit
Number               Description                 Location
-------              -----------                 --------
None.