Form 10KSB40
period 1997-12-31
VISTA INFORMATION SOLUTIONS INC
filed 1998-03-31
CIK 888793

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   For the fiscal year ended December 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

         For the transition period from _____________ to ________________.

                          COMMISSION FILE NO.: 0-20312


                        VISTA INFORMATION SOLUTIONS, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                        41-1293754
        (State or other jurisdiction of        (I.R.S. Employer
        incorporation or organization)         Identification No.)

  5060 SHOREHAM PLACE, #300, SAN DIEGO, CA           92122
  (Address of principal executive offices)         (Zip code)

    Registrant's telephone number, including area code:  (619) 450-6100

      Securities registered pursuant to Section 12(b) of the Act: NONE

        Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.001 PAR VALUE

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES   X    NO
                                               ------    -----

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X].

         Revenues for the period ended December 31, 1997 were approximately $10,391,000.

         As of March 30, 1998 13,810,982 shares of Common Stock of the Registrant were deemed outstanding (assuming conversion of 702,487 shares of the Registrant's convertible voting preferred stock into 4,161,980 shares of Common Stock) and the aggregate market value of the Registrant's voting stock as of that date (based upon such assumed conversion into Common Stock and the average of the closing bid and asked prices of the Common Stock as of that date reported by the NASDAQ SmallCap Market), excluding outstanding shares beneficially owned by directors and executive officers, was approximately $25,960,648.

                       DOCUMENTS INCORPORATED BY REFERENCE

         None

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                     PART I


ITEM 1.  GENERAL DEVELOPMENT OF BUSINESS.

         This section contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, which are subject to the "safe harbor" created by that section. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Report. Additionally, statements concerning future matters such as the features, benefits and advantages of the Company's products, the development of new products, enhancements or technologies, business and sales strategies, competition and facilities needs and other statements regarding matters that are not historical are forward-looking statements. Such statements are subject to certain risks and uncertainties, including without limitation those discussed in "Risk Factors" section of Item 6 of this Report. The Company's actual future results could differ materially from those projected in the forward-looking statements. The Company assumes no obligation to update the forward-looking statements. Readers are urged to review and consider carefully the various disclosures made by the Company in this Report, which attempts to advise interested parties of the risks and factors that may affect the Company's business, financial condition and results of operations.

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

         The Company was incorporated under the laws of the State of Minnesota in 1975. On March 27, 1998 the Company was reincorporated in the state of Delaware concurrent with a one-for-two reverse stock split, pursuant to which each two outstanding shares of the Company's Common Stock were converted into one share of Common Stock. In connection with the reincorporation, the par value of the common and preferred was changed to $0.01 per share. All references to common shares, (prices, conversion rates and common stock equivalents) have been restated to retroactive reflect the effect of the split.

         The Company's executive office is located at 5060 Shoreham Place, #300, San Diego, CA 92122, phone number (619) 450-6100.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

         The Company operates in a single industry segment: information services including environmental risk information and address-based hazard and classification information.

NARRATIVE DESCRIPTION OF THE BUSINESS.

         VISTA provides environmental risk information services and address-based hazard and classification information services to bankers, engineers, insurance companies and corporations throughout the United States. VISTA is comprised of two primary lines. The first, conducted principally in California, provides address and name based environmental risk information about properties and companies in the United States to bankers, engineers and corporations. The second, conducted principally in Minnesota, provides information on address-based hazard and classification information to property/casualty underwriters.

ENVIRONMENTAL RISK INFORMATION SERVICES

         The environmental risk information services portion of VISTA's business was organized with the goal of meeting the needs of bankers, engineers, corporations and others for environmental risk information relating to properties and companies in the United States. VISTA gathers and collects information from hundreds of federal, state, and local governmental agencies and stores such information in proprietary databases. From this information, the Company has developed a diverse family of services, each tailored for the unique needs of specific customer markets.

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

         In response to this need, VISTA has developed a national database containing environmental information on approximately 3.5 million facilities and properties by gathering information from more than 600 public sources. On an annual basis, VISTA regularly processes approximately 60 million environmental records from such sources, with more than 50,000 facilities or properties added or deleted each month. VISTA has developed this database using its proprietary geographic information systems capabilities, and has also created on-line distribution channels.

         PRODUCT LINES. The Company has developed a diverse family of services, each tailored for the unique needs of specific customer markets. The following depicts the broad categories of current VISTA services organized by general application.

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

         VISTA INFONET-TM-. A new generation electronic commerce, utilizing Internet technology and access has been deployed to service clients on the Internet. This new service is commercially known as VISTA INFONET. Clients who have established INFONET accounts are given special access to the VISTA Internet Website where they are able to order certain VISTA reports and receive an electronic file of the report via their Internet Email which can be printed or archived.

         STARVIEW-TM-. The Company has developed an "off-the-shelf" family of Windows based software modules known as STARVIEW. The various modules of STARVIEW bring the power of VISTA risk information and VISTA reports to the desktop of the customer. Currently VISTA licenses three modules in the STARVIEW suite:

         1. REAL ESTATE. The Real Estate module is used to prepare Site Assessment and Transaction Screen radius reports, which provide a concise review of known and potential environmental risk associated with a specific property and surrounding area. Standard Real Estate report templates conform to or exceed ASTM standards for government record searches. Reports using extended radii or user-specified search criteria can also be easily defined and prepared.

         2. TSDF PERFORMANCE. The TSDF Performance Monitor module is a cost-effective way to screen and evaluate waste handler performance. The Performance Monitor contains more than 650 complete TSDF audits. It allows users to benchmark performance between TSDFs, or monitor changes within individual facilities as new information is released. The Performance Monitor is also valuable in identifying what generators use specific TSDFs and evaluating potential `deep pocket" exposure.

         3. SEARCH!. The SEARCH! module is an entirely new tool for environmental risk managers and provides immediate desktop access to the 3.5 million record VISTA database. Clients use the SEARCH! module for both risk management and business development, and have the ability to screen environmental risk associated with specific companies, properties, or geographic areas.

         CUSTOMER BASE. VISTA's customer base for environmental information services include consulting engineers, financial institutions, law firms, real estate finance companies, insurance companies and major corporations nationwide. VISTA's services are sold directly to its customers and through established resellers, including Reed Elsevier's Lexis-Nexis services and Equifax Insurance & Special Services. VISTA's services have an exclusive endorsement by the American Bankers Association and many state banking associations.

         SALES AND MARKETING. VISTA markets its environmental information services through direct sales and through value-added resellers and other strategic relationships mentioned above. VISTA has approximately 17 direct sales representatives in 8 cities. These sales representatives target the banking, corporate and engineering markets and are supported through regional sales centers in Philadelphia and San Diego. The sales force is supplemented by the value-added resellers and other sales agents.

         COMPETITION. The Company believes that the principal competitive factors in the environmental information services business are price, accuracy and completeness of data, readability of reports and the speed and ease of delivery. While the Company competes on the basis of each of these factors, management believes that the Company's primary competitive strengths in the environmental information services business are the accuracy and completeness of its data, the readability of its reports and the speed and ease of delivery particularly through STARVIEW and INFONET.

         VISTA is aware of only two other firms with national environmental database services and numerous smaller local companies focused on a single state or regional market. These national competitors are Environmental Data Resources, Inc. ("EDR") and Environmental Risk Information & Imaging Services ("ERIIS"). In addition to the two national competitors, there are a number of smaller regional and local competitors. These firms often originate out of an environmental engineering background, focus on a city, state or small region and have their strength in understanding the local available data sources.

GEOGRAPHIC INFORMATION SERVICES

         The Company's second line of business had its origin in 1975 and has focused on the development of geographic-demographic data analysis tools for businesses. Supporting this business line, the Company has developed a proprietary service known as the Geographic Underwriting System-Registered Trademark- ("GUS") which delivers address-based hazard and classification information to property/casualty insurance underwriters. GUS provides insurance underwriters and loss control groups of insurance companies with on-line or batch access to a series of reports presenting specific classification and hazard information about the property to be insured. The Company's geo-demographic information databases, technological understanding and techniques of geographic information processing provide the basis for its current services. Additional insurance information layers can be added to the Company's current GUS service offering due to the application's modular design.

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

         INDUSTRY FOCUS. In the geographic information service area, the Company focuses primarily on the property/casualty insurance industry for sales of its services through ISO. The Company believes that the implementation of GUS service can improve a property/casualty insurer's underwriting process by reducing the number of misclassifications due to human error, reducing the amount of personnel time involved in the underwriting process, and providing an objective measure which will support the insurer in defending rate determinations before state insurance commissioners and consumer groups. In addition, GUS services provide a total package of risk information that the Company believes is not presently available on-line or in an easily accessible electronic format.

         DESCRIPTION OF THE DATABASE. GUS contains two principal databases that provide information to the Company's customers: (i) insurance hazard data (the "Hazard Database") and (ii) road, street and postal database (the "Roadbase"). The Hazard Database is structured geographically as well as by the type of hazard (e.g. crime ratings, auto territories, windstorm, extended coverage zones, public protection classifications, earthquake risk and fire districts) and includes information for all 50 states and the District of Columbia. The Roadbase contains two sources of "raw data," the Dynamap/2000-Registered Trademark- street network database from Geographic Data Technology (GDT) of Lebanon, NH,and the AMS II database of postal delivery information produced and maintained by the United States Postal Service ("USPS").

         Both of the GUS databases are updated periodically throughout the calendar year based on the source of the raw data. For the Hazard Database, fire protection data is updated on a monthly basis. Other "hazard types" are updated annually. Most of the insurance-specific data is updated through a process of collection, assessment, classification, normalization, formatting, dataset archiving, and uploading activities for test and production systems.

         The Roadbase is updated quarterly. AMS II is generated and released monthly by the US Postal Service. GDT updates and releases the Dynamap/2000-Registered Trademark- database quarterly. The Company developed a proprietary software system called ZIPR-Registered Trademark- that integrates the Dynamap/2000 database and the USPS AMS II files, automatically normalizing, matching, correcting, filling in, and inferring information. The ZIPR-Registered Trademark- process links the raw databases and produces a geographically complete master database capable of accurately locating "postal compliant" addresses in the United States. The Roadbase that is uploaded into GUS-Registered Trademark- is an extract of the master database created and maintained within ZIPR-Registered Trademark-. With each update, the Roadbase consists of the "most current" road names, street positions and postal data all optimally structured for the address matching and query process portion of a GUS-Registered Trademark- transaction.

         As additional opportunities are identified, the Company intends to evaluate adding additional hazard database layers to GUS to complement the existing Hazard Database and the Roadbase and thereby provide "one-stop shopping" for insurance underwriting information. For example, the company released a new "Earthquake Information Layer" in 1996 that provides underwriters with important earthquake-related data.

         DESCRIPTION OF THE UNDERLYING TECHNOLOGY. Central to the development of the information database is a process called geocoding. Geocoding is the ability to accurately process a street address and convert this address to a latitude and longitude coordinate pair. If it is not possible (because of incomplete or inaccurate raw data from either Dynamap/2000 or the USPS) to assign unique coordinates to an individual address, the Company's geocoding process will assign latitude/longitude coordinates corresponding to its street range, postal carrier route, zip code or city centroid. The Company believes that the resulting geocode assignments offer the broadest coverage available of any competitive geocoding technology. The Company has developed proprietary software that performs this geocoding function ("Geocoder 2").

         GUS is intended to deliver location-specific risk information to insurance underwriters via the proprietary electronic network operated by ISO ("ISOTEL") and may be accessed by either telecommunication or batch processing. GUS information can also be accessed by subscribers of the Equifax Insurance Services information network, which has a direct on-line link to the ISOTEL network. Insurance company subscribers are connected directly to GUS service through an office terminal utilizing ISOTEL. The process to connect to ISO's network is easy and is used regularly by many ISO participating companies. In batch mode, large numbers of property location addresses are submitted for processing to ISO, and are performed during off-peak hours by ISO as they generally require considerable computer time and produce a large number of reports. The reports requested are written to tape and returned to the insurance company. While batch processing generally has a lower per-transaction cost, the application of batch processing is more limited, often involving industry analyses or audit functions.

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

         PRODUCT LINES. GUS currently provides the following information layers to insurance companies:

         PUBLIC PROTECTION CLASSIFICATION LAYER (AVAILABLE IN ALL STATES, AND THE DISTRICT OF COLUMBIA) ("PPC"). PPC reports provide the following information to the insurance company: (i) ISO standard protection classification; (ii) fire district name; (iii) name of and distance to nearest fire station (measured in tenths of miles); (iv) water supply type; and (v) revision dates for all data and confidence factors for measured distances;

         AUTO LAYER (AVAILABLE IN ALL STATES, AND THE DISTRICT OF COLUMBIA). GUS's Auto Layer provides the following information: (i) ISO territory classifications; (ii) drive distances for up to two work addresses; and (iii) revision dates for all data and confidence factors.

         WIND LAYER (AVAILABLE IN ALL STATES, AND THE DISTRICT OF COLUMBIA). GUS's Wind Layer provides the following information: (i) ISO extended coverage zone (residential and commercial); (ii) ISO extended territory code (residential and commercial); (iii) wind pool eligibility; (iv) distance to nearest large body of water and ocean or gulf; (v) five historical wind storm events closest to the insured property, date of occurrence and measured wind speed; and (vi) revision dates for all data and confidence factors for measured distances.

         CRIME LAYER (AVAILABLE IN ALL STATES, AND THE DISTRICT OF COLUMBIA). GUS's Crime Layer provides the following information: (i) composite crime rating factor; (ii) arson rating; (iii) motor vehicle theft rating; (iv) robbery rating; (v) aggravated assault rating; (vi) burglary rating; (vii) personal crime index; (viii) property crime index; and (ix) revision dates for all data.

         EARTHQUAKE LAYER. The GUS Earthquake Layer is particularly important to the California market and provides the following information: (i) ISO and California DOI earthquake zones; (ii) risk index (iii) soil type, landslide, liquefaction, and ground failure risk; (iv) five closest faults with related data; and (v) site seismity.

         PREMIUM TAX. During 1997 ISO and VISTA successfully developed and marketed a new service in Kentucky, which provides information to insurers about geographic areas where special state taxes would apply to policies written in those areas. This information will assist insurers in accurately reporting to the agencies due such taxes as well as helping them assess the costs of doing business in those areas. ISO and VISTA are actively considering incorporating this data as a layer in GUS and the development of similar data in approximately 13 other states.

         MISCELLANEOUS LAYERS. The Company also provides an information layer that identifies California property that is located in brush fire zones and an information layer providing windpool data in 8 states.

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

         The Company estimates that the selling and implementation cycle for GUS service to a typical insurance company takes approximately six to nine months. Implementation of GUS requires an insurance company to make a commitment to alter its current way of doing business. For example, a majority of insurance companies do not currently collect work addresses on auto policy applications therefore making it difficult to calculate drive distances. The Company is aware of at least ten insurers who are in various stages of evaluation of the GUS service which includes over $1,000,000 of signed test agreements related to new underwriting requirements in the state of Texas discussed below. This statement is forward looking and subject to certain risks and uncertainties. No assurances can be made that these contracts can be signed or that, if signed, they would generate the amount of revenues discussed above.

         In 1997 the Texas Department of Insurance announced the decision to replace its Key Rate Schedule risk classification system with ISO's PPC codes no later than May 1, 1998. As a result of this decision, many insurers have begun evaluating GUS as a means of obtaining PPC codes.

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

PRODUCT REVENUES AND SIGNIFICANT CUSTOMERS

         For the fiscal year ended December 31, 1997, environmental risk information service revenues comprised 68 percent of total revenues, with the balance comprised of geographic information services revenues. For the fiscal year ended December 31, 1996, environmental risk information service revenues comprised 88 percent of total revenues, with the balance comprised of geographic information services revenues. The Company and ISO generally share project revenues equally, net of any payments to third party information providers. The Company's share of reveneus under this agreement were approximately $2,700,000 and $890,000 for the years ended December 31, 1997 and 1996, respectively. In this regard, approximately $1,500,000 (or 14 percent) of the 1997 revenues are from one ISO customer.

RESEARCH AND DEVELOPMENT

         Research and development expenditures were approximately $919,000 and $821,000 for the years ended December 31, 1997 and 1996, respectively. Research and development costs include database building and digitizing costs and amounted to approximately $185,000 and $183,000 for the years ended December 31, 1997 and 1996, respectively and the development of new operating systems for the environmental system of approximately $734,000 and $638,000 respectively. To date, the Company's research and development activities related to the development of GUS services and the development of new services, have been conducted at its offices in Edina, Minnesota.

         The Company has expended approximately $7.9 million to date on developing the GUS technology and related information layers. Since the completion of the PPC layer, the Company has not, and does not expect to make significant development expenditures for the existing risk information layers in 1998 except for maintenance of the software and update to the existing layers.

EMPLOYEES

         As of December 31, 1996, the Company had 130 full time employees including 64 employees in operations, 33 employees in sales and marketing, 19 employees in research and development and 14 employees in finance an administration. On December 31, 1997, the Company had increased its operating size to 137 full time employees including 67 employees in operations, 35 employees in sales and marketing, 22 employees in research and development and 13 employees in finance and administration.

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

 ITEM 2.  DESCRIPTION OF PROPERTIES

         The Company's principal executive offices and environmental risk information services operations are located at 5060 Shoreham Place, San Diego, California. The Company leases approximately 18,500 square feet of space at this facility pursuant to a lease expiring in December 2003. The lease for this facility provides for rent of approximately $26,000 per month, subject to increase on an annual basis not to exceed 5 percent per year. The Company also pays a pro rata share of operating expenses associated with this space.

         The Company also leases approximately 6,300 square feet of space at 4510 W. 77th Street, Edina, Minnesota for its geographic information services operations pursuant to a lease executed June 1996 and expiring in April 2001. The lease for this facility provides for rent of approximately $3,300 per month, subject to increases in years three and five of $525 per month each. The Company also pays a pro rata share of taxes associated with this space.

         The Company leases approximately 4,100 square feet of office space located at 5 Sarnowski Drive, Glenville, New York, for a data center and sales office for its environmental information business pursuant to a lease executed January 1997 expiring in December 2001. The lease for this facility provides for rent of approximately $3,900 per month, subject to increases in years two through five of $120 per month each year.

         The Company also leases approximately 1,000 square feet of office space located at 559 W. Uwchlan Avenue, Exton, Pennsylvania, as a sales office for its environmental information business pursuant to a lease expiring in February 1999. The lease for this space provides for rent of approximately $1,300 per month .

         The Company also leases approximately 2,500 square feet of office space located at 187 Route 81, Killingworth, CT for a technical center for its environmental information business pursuant to a lease executed December 1997 expiring in January 1999

ITEM 3.   LEGAL PROCEEDINGS

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the security holders of the Company during the quarter ended December 31, 1997.

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

           QUARTER ENDED                                                     HIGH             LOW
           -------------                                                     ----             ---
           FISCAL 1996
                    Quarter Ended March 1996                                $1.750           $0.750
                    Quarter Ended June 1996                                  4.500            1.250
                    Quarter Ended September 1996                             4.250            1.375
                    Quarter Ended December 1996                              2.000            1.375
           FISCAL 1997
                    Quarter Ended March 1997                                $1.876           $0.688
                    Quarter Ended June 1997                                  3.626            1.000
                    Quarter Ended September 1997                             6.876            3.250
                    Quarter Ended December 1997                             10.500            5.876

         Share prices reported in the above table have been doubled from their actual prices to reflect the reverse split discussed above.

         As of March 20, 1998, the Company's transfer agent reported approximately 527 holders of record.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis provides information that the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the financial statements and footnotes, which appear elsewhere in this Report.

         This discussion and analysis contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and
Section 27A of the Securities Act of 1933, which are subject to the "safe harbor" created by that section. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Report. Additionally, statements concerning future matters such as the features, benefits and advantages of the Company's products, the development of new products, enhancements or technologies, business and sales strategies, competition and facilities needs and other statements regarding matters that are not historical are forward-looking statements. Such statements are subject to certain risks and uncertainties, including without limitation those discussed in "Risk Factors" section of Item 6 of this Report. The Company's actual future results could differ materially from those projected in the forward-looking statements. The Company assumes no obligation to update the forward-looking statements. Readers are urged to review and consider carefully the various disclosures made by the Company in this Report, which attempts to advise interested parties of the risks and factors that may affect the Company's business, financial condition and results of operations.

         VISTA provides environmental risk information and address-based hazard and classification information to bankers, engineers, insurance companies and corporations throughout the United States. The Company, originally known as DataMap, Inc. ("DMI"), was founded in 1975 to develop geographic-demographic analysis tools for business ("GIS"). Supporting this business line, the Company has developed a proprietary service known as the Geographic Underwriting System ("GUS-Registered Trademark-") which delivers address-based hazard and classification information to property/casualty insurance underwriters. GUS provides insurance underwriters and loss control groups of insurance companies with on-line or batch access to a series of reports presenting specific classification and hazard information about the property to be insured. The Company's geo-demographic information databases, technological understanding and techniques of geographic information processing provide the basis for its current services. Additional insurance information layers can be added to the Company's current GUS service offering due to the application's modular design.

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

         In September 1997, the Company terminated its VISTAEXPRESS product line, which was a proprietary on-line system originally acquired as a part of the February 1995 acquisition of Vista Environmental Information, Inc. Management assigned a value for the asset based on historical revenue growth at the time of the acquisition. VISTAEXPRESS was terminated due to management's decision to stop supporting the product after experiencing increased maintenance costs and related technical difficulties in supporting this version of the product line during the third quarter. As a result of this event, the Company wrote off the remaining book value of approximately $980,000 during the third quarter. Management does not expect any material effects on the future operations and financial position of the Company as a result of the termination of VISTAEXPRESS. This is due to the fact that, in March 1997, the Company introduced to the public a replacement product, VISTA Infonet, which is accessible through the internet and which essentially substitutes VISTAEXPRESS. As a result of the immediate use of alternate delivery methods, the Company experienced minimal disruption in the delivery of its products to VISTAEXPRESS customers until those customers were transitioned to VISTA Infonet. The Company also accelerated the release of another replacement product, VISTA Extranet (released in November 1997), as an additional alternative for customers who did not wish to use the VISTA Infonet system. As a result of these factors, the Company does not expect any significant loss of customers from the termination of VISTAEXPRESS.

RESULTS OF OPERATIONS

COMPARISON OF THE TWELVE MONTHS ENDED DECEMBER 31, 1997 TO THE TWELVE MONTHS ENDED DECEMBER 31, 1996.

         REVENUE. Total revenues increased 24 percent from $8,387,000 for the year ended December 31, 1996, to $10,391,000 for the year ended December 31, 1997. Revenues from environmental services decreased 5 percent from $7,407,000 for the year ended December 31, 1996 to $7,065,000 for the year ended December 31, 1997. GUS revenues increased 247 percent, totaling $890,000 for the period ended December 31, 1996 compared with $3,326,000 for the period ended December 31, 1997. Decreases in environmental revenue are primarily due to recent selling strategies which place a lower emphasis on resale products (which have lower gross margins), combined with a campaign to convert existing transaction-based business to longer term contract relationships through the STARVIEW desktop service. While this service tends to reduce the revenue generated per transaction, the Company anticipates that this effect will be mitigated if it is able to capture additional market share as a result of contractual relationships. This statement is forward looking and no assurances can be made, however, that sufficient contracts can be signed to achieve the necessary increase in market share. The increase in GUS revenue was the result of increased marketing efforts by ISO to sign contracts with significant insurance underwriters and increasing market acceptance for the GUS product line. The Company's revenues during 1997 were not significantly affected by changes in prices compared to 1996.

         GROSS MARGIN. Gross margins increased 39 percent from approximately $5,813,000 for the year ended December 31, 1996 to approximately $8,073,000 for the year ended December 31, 1997. Costs of revenues for GUS decreased 96 percent from approximately $257,000 for the year ended December 31, 1996 to approximately $10,000 for the year ended December 31, 1997. This decrease was primarily due to the completion of database layers in early 1997.Gross margin as a percentage of revenue increased from 69 percent of revenue for the year ended December 31, 1996 compared to 78 percent of revenue for the year ended December 31, 1997. Costs of revenues for environmental services decreased slightly from approximately $2,317,000 for the year ended December 31, 1996 to approximately $2,308,000 for the year ended December 31, 1997.

         OPERATING EXPENSES. Operating expenses increased 7 percent from $11,411,000 for the year ended December 31, 1996, to $12,184,000 for the year ended December 31, 1997. This increase is partially the result of an impairment loss for a portion of the intangible asset "acquired technology and environmental databases" recorded in connection with the acquisition of Vista Environmental in 1995 related to the VistaEXPRESS system in September 1997 of approximately $980,000. Increased research and development costs associated with the StarView system and Internet ordering system also contributed to the increase in operating expense.

         INTEREST EXPENSE. Interest expense increased 61 percent from $910,000 for the year ended December 31, 1996, to $1,466,000 for the year ended December 31, 1997. The primary cause of the increase of interest expense was the accelerated amortization of approximately $548,000 of the value of warrants issued with the SIRROM Notes in 1996 and 1997 due to their early retirements. Due to reduced debt levels at December 31, 1997, interest expense is expected to be lower in 1998. This statement is forward-looking and subject to risks and uncertainties including, but not limited to, strategic initiatives which may require additional capital, and the Company's ability to achieve and sustain positive cash flow from operations. No assurances can be made regarding the Company's borrowing requirements in the future nor the ability of the Company to obtain additional debt financing.

         INFLATION. The Company's management believes that inflation has not had a material effect on the Company's results of operations or financial condition.

LIQUIDITY AND CAPITAL RESOURCES

         As reflected in the cash flow statements for 1997, the Company's operations for the year have not generated sufficient cash flows to meet the on-going cash needs of the Company. However, the Company believes that current cash flows being generated from operations, combined with the borrowing capacity discussed below will be sufficient to fund operations in 1998. Factors impacting this forward looking information are the levels of the Company's overall revenues and overhead expenses and changes in the Company's accounts receivable turnover. If revenues are not maintained at current levels, however, the Company may need to raise additional debt or equity financing to meet its operating capital needs. In addition, the Company may need to raise additional capital in the future to meet various strategic growth and research and development initiatives. There can be no assurance that the Company will be able to obtain any required additional funding on satisfactory terms, if at all. If the additional funding is not obtained, the Company will seek alternative sources of debt and/or equity financing and, to the extent necessary, will reduce overhead expenditures.

         Net cash used in operating activities for the twelve months ended December 31, 1997 was approximately $1,771,000 compared to $1,234,000 during the twelve months ended December 31, 1996. This 43 percent increase was due primarily to an increase in accounts receivable partially offset by a decrease in the Company's net loss. Increases in GUS revenues as well as slower collection performance on environmental revenues were the cause of the increase in receivables. In addition, the Company reduced accounts payable and other current liabilities by approximately $380,000 following the receipt of proceeds from the sale of Series E and Series F Preferred Stock discussed below.

         Net cash used in investing activities for the twelve months ended December 31, 1997, was approximately $507,000 compared to $380,000 for the twelve months ended December 31, 1996. The Company has invested substantially in computers, software and other technological equipment over the last twelve months to accommodate the requirements of newer operating systems and software development tools. Additionally the Company used approximately $60,000 of cash in a business acquisition.

         Net cash provided by financing activities was approximately $2,565,000 as a result of net proceeds from the sale of Series E and Series F Preferred Stock during the twelve months ended December 31, 1997, compared to $1,650,000 during the twelve months ended December 31, 1996, which was primarily the result of the SIRROM financing discussed below. Proceeds from the exercise of options and warrants provided approximately $850,000 of cash during 1997.

         On August 29, 1997, the Company issued 2,500 shares of Series E Convertible Preferred Stock ("Series E") and 2,500 shares of Series F Convertible Preferred Stock ("Series F"), both with a par value of $0.001 per share, to Sirrom Capital Corporation d/b/a Tandem Capital ("Sirrom) at a stated value and purchase price of $1,000.00 per share for an aggregate gross purchase price of $5,000,000.00. Sirrom is entitled to receive quarterly dividends of $30.00 per share which will increase by $5.00 per share for each year after August 31, 2002. Shares of Series E are convertible into the Company's Common Stock at an initial conversion price of $5.50 per share. If the Company does not close a registered public offering of Common stock in which, (i) the gross proceeds of the offering are at least $15,000,000.00 and
(ii) the offering price per share is greater than $8.00 (a "Qualified Offering"), the conversion price shall be adjusted to $4.00 per share. Shares of Series F shall be convertible into Common Stock on or after the earlier of the closing of a Qualified Offering or July 1, 1998 at an initial conversion price of (i) 75 percent of the offering price in a successfully closed Qualified Offering or (ii) in the event the Qualified Offering is not closed prior to July 1, 1998, 75 percent of the average closing bid price for the Common Stock for the 20 consecutive trading days prior to June 30, 1998. Series E stock may be redeemed, at the option of the Company, at any time, provided the average closing bid price of the Company's Common Stock for the 20 consecutive trading days preceding the date of the redemption notice exceeds 200 percent of the Series E conversion price. Series F stock may be redeemed, at the option of the Company, at any time on or after June 30, 1998 provided the average closing bid price of the Company's Common Stock for the 20 consecutive trading days preceding the date of the redemption notice exceeds 200 percent of the Series F conversion price. The Company used approximately $2,800,000 of the proceeds from the sale of Series E and Series F Preferred Stock to retire the 1996 and 1997 Secured Promissory Notes to SIRROM Capital and approximately $1,060,000 to retire the remaining balance of the Factoring Loan Agreement with Silicon Valley Bank.

         In 1995, the Company received $446,000 from the sales of 16 percent convertible subordinated debentures. During 1996, eight debenture holders elected to convert their principal and accrued interest into common stock. These transactions converted approximately $187,000 of debt and accrued interest into 138,000 shares of common stock. During 1997 the remaining debenture holders converted approximately $325,000 of principal and accrued interest into common stock.

          The Company assumed $898,928 of convertible subordinated debentures in the acquisition of VISTA Environmental. The debentures were convertible into Series C Preferred Stock ("Series C Preferred Stock") at a rate of $16.72 per share. At December 31, 1995, the debentures, including accrued interest, were convertible into approximately 74,000 shares of Series C Preferred Stock and were due in January 1996. In January 1996, the Company did not repay the debentures. As a result, under the terms of the debentures, the repayment date was extended to January 1997 and the debenture holders received, in aggregate, warrants for the purchase of 3,367 shares of Series C Preferred Stock at $16.72 per share. In January 1997, the Company had the option to either pay these debentures off or extend them for another year. The Company chose to extend the debentures and issued warrants for the purchase of 3,669 shares of Series C Preferred Stock at $16.72 per share. In September 1997, holders of all outstanding debentures elected to convert approximately $1,251,000 of principal and accrued interest into common stock, which fully retired these debentures.

         In February 1996, the Company entered into an agreement with ISO for a loan, not to exceed $500,000. Advances commenced during the first week of February 1996 in increments of $25,000 to $50,000. The Company ultimately borrowed $375,000, and repaid approximately $36,000. Under the agreement, the balance bears interest at a rate of 1 percent per month on any outstanding amounts, including accrued interest. Under a supplemental agreement, dated March 6, 1997, repayment of the loan plus accrued interest will be taken out of GUS revenue to the extent that it exceeds $135,000 per month. As of December 31, 1997, the entire amount due under the ISO loan had been repaid and the loan was retired.

         The Company had recorded a liability to ISO for reimbursement of costs incurred by ISO for the development of the Public Protection Classification (PPC) data layer of GUS in the amount of $487,500 which represents the maximum amount VISTA could be responsible for under the terms of the agreement with ISO. In November 1997, the Company negotiated a settlement amount with ISO and subsequently paid the remaining liability in December 1997.

         On April 30, 1996, the Company entered into an agreement with the SIRROM Capital Corporation for a $2,500,000 loan in the form of a 13.5 percent, five year, interest only note with warrants to purchase 623,791 shares of Common Stock at an exercise price of $0.02 per share with additional warrants to be issued for the purchase of 248,888, 301,509 and 374,646 on the anniversary date of the loan in years 3, 4 and 5 respectively. The Company assigned a value to the warrants of $648,180 based on the fair market value of the warrants at the date of grant. Accordingly, the note payable had been discounted by this amount and bore an effective interest of 26 percent. This note was secured by the tangible and intangible assets of the Company. As discussed above, proceeds from the sale of Series E and Series F Preferred Stock were used to retire the Promissory Note. As a result of the retirement, the Company amortized the remaining value ascribed to warrants issued to SIRROM in connection with the Promissory Notes.

         In September 1996, the Company entered into a factoring agreement with the Silicon Valley Bank. Transactions under the agreement were not treated as a sale of receivables due to the existence of repurchase obligations. The borrowings under this arrangement were collateralized by certain assets of VISTA Environmental. The borrowing arrangement allowed the Company to borrow up to 80 percent of eligible receivables up to a maximum of $1,250,000. Proceeds from the loan bore interest at the rate of 1.5 percent per month. There were additional administrative fees of 1 percent per month charged by the lender based on the value of the receivables submitted for borrowing. As discussed above, proceeds from the sale of Series E and Series F Preferred Stock were used to retire the factoring agreement.

         During 1997, the Company issued $1,000,000 in Senior Subordinated Promissory Notes. The notes were due 12 months from the date executed, bore interest at 16 percent and had initial common stock warrant coverage of 100 percent, using an exercise price of 125 percent of the fair market value of the common stock 21 business days prior to funding. As discussed above, proceeds from the sale of Series E and Series F Preferred Stock were used to pay the remaining $300,000 of unpaid principal to SIRROM Capital Corporation. During 1997 principal and accrued interest of approximately $731,000 was converted into approximately 421,000 shares of common stock, which fully retired the obligations.

         The Company has accepted a proposal for a commercial credit facility of $1,500,000 in place with Silicon Valley Bank. Borrowings under this facility would bear interest at 0.5 percent above the Prime Lending Rate published by Silicon Valley Bank. If the Company earns a positive net profit, after taxes, for one quarter the interest rate would be adjusted to 0.25 percent above the Prime Lending Rate. Borrowings under this agreement are secured by substantially all the assets of the Company.

RISK FACTORS

         IN ADDITION TO THE OTHER INFORMATION IN THIS REPORT, THE FOLLOWING FACTORS (AS WELL AS OTHER FACTORS NOT LISTED) HAVE THE POTENTIAL TO MATERIALLY AFFECT THE COMPANY'S FUTURE OPERATIONS.

         COMPETITION. The Company's environmental risk information service operates in a highly competitive environment. The ability of competitors to gain market share away from VISTA or to drive down prices for environmental risk information may affect the profitability of the Company.

         TECHNOLOGICAL CHANGE. The Company is dependent upon advanced software development tools to maintain and upgrade its various database and reporting systems. As currently popular operating systems and software development tools are changed or replaced, the Company must continually evaluate the need to migrate its existing applications to these systems and respond accordingly. The ability to respond to these changes may affect the performance, compatibility, level of support and market acceptance the Company is able to achieve for its services. Furthermore, the cost of maintaining and upgrading technological software and hardware may affect the profitability and working capital of the Company.

         DEPENDENCE ON ISO FOR GUS REVENUES. The Company's 15 year agreement with ISO grants them the exclusive sales and marketing rights for GUS services. Sales of the Company's GUS product line are dependent upon ISO's ability to penetrate this industry segment.

         YEAR 2000 COMPLIANCE. Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date codes fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and/or software used by organizations may need to be upgraded to comply with the "Y2K" requirements. There is significant uncertainty in the software and information services industries concerning the potential effects associated with such compliance. While the Company believes that its systems are compatible with Y2K applications, there can be no assurance that all Company systems will function properly in all operating environments and on all platforms. The failure of a customer's system could involve the Company in costly repair activities and affect future revenues, both of which would have an adverse effect on the Company's business, financial condition and results of operations. Moreover, other software or systems used by the Company's customers may not be Y2K compliant, which could cause system failures for those or other sources or interactions between the various systems. As a result, the Company may be involved in disputes with vendors to various customers concerning the responsibility for any system failures. Additionally, any revenues associated with the number of uses of the Company's information services could be adversely affected by operating system failures affecting those potential customers and users. As a result, the failure to comply with Y2K requirements by systems not designed by the Company may also have a material adverse effect on the Company's business, financial condition and results of operations. The Company is currently developing and implementing a plan to identify and address potential difficulties associated Y2K issues and does not expect to expend any significant funds as a result of these issues.

NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

         In June 1997, the FASB issued FAS No. 130, "Reporting Comprehensive Income." FAS 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. FAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. In the past, the Company has not generated transactions considered part of "other comprehensive income."

         In June 1997, the FASB issued FAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." FAS 131 establishes standards for reporting information about operating segments. It also establishes standards for disclosures about products and services, geographic areas, and major customers. Management is assessing the potential effect of segment reporting, but has not determined if the Company will be required to report industry segments. These new standards are effective for periods beginning after December 15, 1997, and require comparative information for earlier years to be restated. The implementation of these new standards will not affect the Company's results of operations or financial position, but may impact future financial statement disclosures.

         In October 1997, the Accounting Standards Executive Committee issued Statement of Position (SOP) 97-2 "Software Revenue Recognition." SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. The SOP is effective for transactions entered into in fiscal years beginning after December 15, 1997. Management of the Company has not determined whether the adoption of SOP 97-2 will have a material effect on the Company's consolidated financial statements.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's Consolidated Financial Statements and Notes thereto, and the Report of its Independent Accountants thereon, are included in this Annual Report on Form 10-KSB on pages F-2 to F-26 and on page F-1 of this Report, respectively.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT: COMPLIANCE WITH
         SECTION 16(A) OF THE EXCHANGE ACT

(A)  DIRECTORS OF THE REGISTRANT.

         The names of the Company's directors, their ages, the year in which each first became a director and their principal occupations as of March 20, 1997 are set forth below.


NAME                       AGE    PRINCIPAL OCCUPATION                                      DIRECTOR SINCE
Jay D. Seid                37     Managing Director of Bachow & Associates                        1995
                                  Chairman of the Board of Directors of the Company
Martin F. Kahn             47     President, Cadence Management                                   1995
Thomas R. Gay              52     President and Chief Executive Officer of the Company            1995
Patrick A. Rivelli         61     General Partner of Sunwestern Investment Fund III               1995
Richard J. Freeman         45     Vice President of Century Capital Management, Inc.              1996
Robert Boscamp             50     President and CEO, Axiom Power Solutions, Inc.                  1997
Earl Gallegos              40     Principal, Earl Gallegos Management                             1998

         JAY D. SEID has served as Chairman of the Board of Directors of the Company since October 1996 and as a director of the Company since 1995. Since December 1992, Mr. Seid has served as Vice President of Bachow & Associates, Inc., an Investment Company. From May 1988 to December 1992, Mr. Seid served as President and General Counsel of Judicate, Inc., a publicly traded provider of alternative dispute resolution services. Prior to 1988, Mr. Seid was an attorney specializing in corporate law with Wolf, Block, Schorr and Solis-Cohen in Philadelphia.

         MARTIN F. KAHN has been a director of the Company since the merger with VISTA Environmental in February 1995. From February 1995 to October 1996 Mr. Kahn served as Chairman of the Board of Directors and from 1992 to February 1995, Mr. Kahn served as Chairman of the Board of Directors of VISTA Environmental. From 1989 to 1992, Mr. Kahn was Chairman of the Board of Environmental Audit, Inc.. Prior to 1989, Mr. Kahn served as President of BRS Information Services, a provider of on-line information to healthcare professionals. Mr. Kahn also serves as Chairman of the Board of OneSource Information Services, Inc., a developer and marketer of integrated business information and software, and as Chairman of the Board of CDP Technologies, Inc., a medical, scientific and technical information provider.

         THOMAS R. GAY has served as a director and as President and Chief Executive Officer of the Company since the merger with VISTA Environmental in February 1995. Mr. Gay was a co-founder of VISTA Environmental and served as the President and CEO of VISTA Environmental from August 1991 to February 1995. From 1988 to August 1991, Mr. Gay served as President of National Decisions Systems, a company involved in marketing information products, databases and software, which he also co-founded.

         PATRICK A. RIVELLI has served as a director of the Company since the merger with VISTA Environmental in February 1995. Mr. Rivelli is a founder of Sunwestern Investment Fund III Limited Partnership and has been the General Partner of Sunwestern L.P. since 1988. Mr. Rivelli has also served as the President and a director of Sunwestern Managers Inc., the management company of Sunwestern Limited Fund, since October 1992. Mr. Rivelli is also a director of Maxserv Inc., an information services firm.

         RICHARD J. FREEMAN has served as a director of the Company since October 1996. Mr. Freeman is Vice President of Century Capital Management, Inc.. For the past 18 years, Mr. Freeman has held various investment management positions with Kemper Financial Services, First Chicago Corp., Metropolitan Life Insurance Company and the State of Michigan Insurance Bureau and Treasury Department.

         ROBERT BOSCAMP has served as a director of the Company since October 1997. Since 1995, Mr. Boscamp has been the President and Chief Executive Officer of Axiom Power Solutions, Inc., a marketer of energy related products and a wholly-owned subsidiary of Arizona Public Service. From 1990 to 1995, Mr. Boscamp founded and developed EcoGroup, a provider of information and market consulting services to the utilities industry. EcoGroup was subsequently acquired by Trans Union Corporation, an information services leader. Prior to founding EcoGroup, Mr. Boscamp founded Enercom, a utility consulting firm, which was subsequently acquired by Equifax, Inc. a leading provider if information services.

         EARL GALLEGOS has served as a director of the Company since January 1998. Mr. Gallegos is the founder and principal of Earl Gallegos Management, a consulting firm specializing in the development and implementation of data processing systems and insurance operations. Prior to 1995, Mr. Gallegos held various management positions, including Vice President of Operations, within The Pacific Rim Assurance Company.

         Pursuant to the terms of the Company's Series B Preferred Stock, par value $.001 per share ("Series B Preferred"), the holders of the Series B Convertible Preferred are entitled to appoint and elect one director. Mr. Seid has been appointed to the Board by the Series B Preferred shareholders. Pursuant to the terms of the Company's Series C Convertible Preferred Stock, par value $.001 per share, ("Series C Preferred"), the holders of the Series C Preferred are entitled to appoint and elect two directors. Messrs. Kahn and Rivelli have been elected to the Board by the Series C Preferred shareholders. Pursuant to the terms of the Company's Series D Convertible Preferred Stock, par value $.001 per share ("Series D Preferred"), the holders of the Series D Preferred are entitled to vote the number of shares of Common Stock into which the Series D Preferred are convertible, together with the holders of the shares of Common Stock, voting separately as a class, for the election of any directors of the Company other than Directors elected by the holders of Series B Preferred or Series C Preferred.

(b)  EXECUTIVE OFFICERS OF THE REGISTRANT.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Company, their ages and the offices held, as of March 25, 1997 are as follows:

         Name                       Age     Current Position with Company
         ----                       ---     -----------------------------
         Thomas R. Gay              52      President, Chief Executive Officer and Director

         E. Stevens Hamilton        64      Chief Financial Officer, Secretary

         Howard Shuster             47      Vice President, Sales

         Arnold E. Jensen           50      Vice President and Manager, VISTA Information Center

         James Mauch                44      Vice President, Market Development

         Mark F. Catone             40      Vice President, Product Development

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

         HOWARD SHUSTER has been the Vice President of Sales of the Company since September 1996. Mr. Shuster previously served as Vice President of Sales for IHS Engineering, Englewood CO. During his 19 year career with IHS Mr. Shuster held numerous management positions including service as President of Logicraft Nashua, NH, an IHS subsidiary.

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

         JAMES MAUCH has been Vice President of Market Development since February 1995 and, since January 1997, has been responsible for identifying and developing new business markets for the Company. From February 1992 to February 1995, Mr. Mauch was employed in various capacities by VISTA Environmental relating to sales and market development, including Vice President of Marketing. Prior to February 1992, Mr. Mauch was employed by Environmental Audit, Inc. as Vice President of Sales and Marketing.

         MARK F. CATONE has been Vice President of Product Development since November 1996. Mr. Catone previously served as Vice President of Systems Development and Product Marketing for National Decision Systems, a San Diego-based division of Equifax, Inc., Atlanta, GA. Mr. Catone began with Equifax in June 1985.

(c) COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who beneficially own more than 10% of the Company's Common Stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Executive officers, directors and greater-than-10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company for the year ended December 31, 1997, the Company believes that all required Section 16(a) reports were filed in a timely manner.

ITEM 10.  EXECUTIVE COMPENSATION

                   EXECUTIVE COMPENSATION AND OTHER BENEFITS

         The following table sets forth the cash and non-cash compensation paid or earned (i) during the fiscal years ended December 31, 1997 and 1996 executive officer of the Company who had salary and bonuses which exceeded $100,000 for the fiscal year ended December 31, 1997.

                          SUMMARY COMPENSATION TABLE

                                                            Annual Compensation
                                              ------------------------------------------------
                                                                                                    Long Term Compensation
                                                                                                            Awards
Name And Principal Position         Year      Salary ($)       Bonus ($)    Other ($)           Securities Underlying Options
---------------------------         ----      ----------       ---------    ---------           -----------------------------
Thomas R. Gay(1)...............     1997        $195,000          --         $11,000(2)                  80,000
    Chief Executive Officer         1996         187,500          --          11,000(2)                    --
                                    1995         169,167          --           8,688(2)                  75,000
E. Stevens Hamilton                 1997         144,000          --             --                     150,000
                                    1996         138,000          --             --                        --
                                    1995(3)        --             --             --                        --
Howard Shuster                      1997         110,000        $10,000          --                        --
                                    1996          28,000          --             --                      50,000
                                    1995(3)        --             --             --                        --

(1) Mr. Gay became Chief Executive Officer of the Company on February 28, 1995, concurrent with the VISTA Merger.

(2) Includes an annual car allowance of $6,000 and country club membership dues of $5,000.

(3) The Company did not employ Mr. Hamilton and Mr. Shuster during 1995.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                            AND FY-END OPTION VALUES

                                                                        Number of Securities          Value of
                                                                             Underlying             Unexercised
                                                                        Unexercised Options    In-the-Money Options
                                                                             at FY-End               at FY-End

                            Shares Acquired                                 Exercisable/           Exercisable/
         Name               on Exercise (#)      Value Realized ($)        Unexercisable           Unexercisable
         ----               ---------------      ------------------     -------------------   ---------------------
Thomas R. Gay                     ---                   ---                124,269/90,000        $284,654/232,500

E. Stevens Hamilton               ---                   ---                  0/150,000               0/225,000

Howard Shuster                    ---                   ---                16,667/33,333          89,667/179,333

OPTION GRANTS AND OPTIONS OUTSTANDING

The following table sets forth information with respect to option grants and fiscal year-end option values for the persons named in the Summary Compensation Table.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                  Number of Securities   Percent of Total
                                   Underlying Options     Options Granted
                                       Granted(#)         to Employees in   Exercise or Base
Name                      Year                              Fiscal Year       Price ($/Sh)        Expiration Date
----
Thomas R. Gay             1997            80,000                15%              $5.00               8/28/2007

E. Stevens Hamilton       1997           150,000                29%               4.33               8/28/2007

Howard Shuster            1997            50,000                10%               1.06                9/1/2006


EMPLOYMENT CONTRACTS AND CHANGE-IN-CONTROL ARRANGEMENTS

         GAY AGREEMENT. Concurrent with the closing of the VISTA Merger, the Company entered into an employment agreement with Mr. Gay, as President and Chief Executive Officer of the Company. The agreement between the Company and Mr. Gay provides for (i) an initial base salary of $180,000 for the first year of employment and a base salary of, $195,000 for the second year of employment; (ii) a grant of incentive stock options to purchase 75,000 shares of Common Stock with an exercise price equal to $2.82 per share (the fair market value of one share of the Common Stock on the date of grant) which options vest in two equal installments on the first and second anniversary of the date of grant and remain exercisable for a period of ten years; (iii) a bonus in the range from $60,000 to $100,000 based upon the achievement of certain performance criteria to be established by the Board; (iv) an automobile allowance of $500 per month; and (v) a country club membership allowance of up to $5,000 per year. The initial term of this agreement expired on February 28, 1997.

         The terms of the agreement between the Company and Mr. Gay also provided that if Mr. Gay is terminated by the Company "other than for cause" (as such phrase is defined in the agreement), then Mr. Gay would be entitled to his base salary and benefits for the remainder of the term of the agreement; provided, however, that such amount may not be less than an amount equal to one half of the base salary paid to Mr. Gay in the prior calendar year. In the event of a "change in control" of the Company (as defined in the agreement), (i) all unvested options granted to Mr. Gay under the agreement immediately vest and become fully exercisable; and (ii) the agreement automatically terminates and Mr. Gay is entitled to receive all accrued salary due and owing plus salary for a period of either one year or until the existing term of the agreement expires, whichever is longer. The agreement also prohibits disclosure of confidential information to anyone outside of the Company both during and after employment and prohibits competition with the Company and the solicitation of customers and employees of the Company for two years after termination of employment.

         On February 28, 1997 a new agreement was completed which continued the terms of the original agreement through December 31, 1997 with the following additions: (i) a grant of incentive stock options to purchase 15,000 shares of Common Stock with an exercise price equal to $1.00 per share and (ii) if Mr. Gay is terminated by the Company "other than for cause" (as such phrase is defined in the agreement), then Mr. Gay would be entitled to his base salary and benefits for six months following the termination.

         In September 1997 the Board of Directors extended Mr. Gay's employment contract until December 31, 1998 with essentially the same terms as the original contract except for an increase in salary to $210,000.

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

         For purposes of the 1995 Plan, a "change in control" of the Company will be deemed to have occurred, among other things, upon (i) the sale or other disposition of substantially all of the assets of the Company to a person not controlled by the Company, (ii) the approval by the Company's shareholders of a plan or proposal for the liquidation or dissolution of the Company, (iii) a merger or consolidation to which the Company is a party if the Company's shareholders immediately prior to the merger or consolidation beneficially own, immediately after the merger or consolidation, securities of the surviving corporation representing 50% or less of the combined voting power of the surviving corporation's then outstanding securities ordinarily having the right to vote at elections of directors, (iv) the Incumbent Directors (defined as the directors in office as of the effective date of the 1995 Plan or any persons who subsequently become directors and whose election or nomination was approved by at least a majority of Incumbent Directors) cease for any reason to constitute at least a majority of the Board; or (v) a change in control of the Company of a nature that would be required to be reported pursuant to Section 13 or 15(d) of the Exchange Act.

DIRECTOR COMPENSATION

         DIRECTORS' FEES. The Company is obligated to pay each director who is not an employee of the Company $200 for each Board meeting and committee meeting attended and reimburses each director for out-of-pocket expenses when attending Board meetings or otherwise engaging in Company business.

         AUTOMATIC OPTION GRANT. Pursuant to the 1995 Plan, each non-employee director serving on the Board receives an automatic grant of options to purchase 5,000 shares of Common Stock on January 1 each year the 1995 Plan is in effect. If a non-employee director is elected or appointed to serve as a director following such January 1 date, such non-employee director receives an automatic grant of an option to purchase (i) 2,500 shares of Common Stock if such non-employee director is elected or appointed after June 30 in any year in which the 1995 Plan is in effect, or (ii) 5,000 shares of Common Stock if such non-employee director is elected or appointed prior to July 1 in any year in which the 1995 Plan is in effect.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                    COMMON STOCK AND COMMON STOCK EQUIVALENTS


         The following table sets forth information regarding the beneficial ownership of Common Stock and Common Stock Equivalents of the Company as of March 30, 1998 (a) by each shareholder who is known by the Company to own beneficially more than 5% of the outstanding Common Stock and Common Stock Equivalents or the combined total voting power of all classes of capital stock of the Company on a fully diluted, as converted basis, (b) by each director, (c) by the Chief Executive Officer and the two other executive officers who were paid over $100,000 during 1997 (the "Designated Executive Officers"), and (d) by all executive officers and directors of the Company as a group.


                                                                NUMBER OF                PERCENT OF CLASS
                                                           SHARES BENEFICIALLY               OWNED(2)
NAME                                                            OWNED(1)
----------------------------------------------------- ------------------------------ --------------------------
Paul S. Bachow......................................           1,972,270(3)                    17.2%
         3 Bala Plaza East
         Suite 502
         Bala Cynwyd, PA 19004

Paul S. Bachow Co-Investment Fund, L.P..............           1,398,897(4)                    12.7%
         3 Bala Plaza East
         Suite 502
         Bala Cynwyd, PA 19004

Robert Boscamp......................................               7,500(5)                       *


Century Capital Partners, L.P.......................             594,075(6)                     5.9%
         Century Capital Management
         One Liberty Square
         Boston, MA 02109

First Century Partnership III.......................             817,970(7)                     7.9%
         One Palmer Square, Suite 425
         Princeton, NJ 08542

Richard J. Freeman..................................             594,075(8)                     5.9%
         Century Capital Management
         One Liberty Square
         Boston, MA 02109

Earl Gallegos.......................................               5,000(9)                       *
         4785 Nomad Drive
         Woodland Hills, CA  91364

Thomas R. Gay.......................................           1,222,936(10)                   11.7%
         5060 Shoreham Place
         Suite 300
         San Diego, CA 92122



                                                                NUMBER OF              PERCENT OF CLASS
                                                           SHARES BENEFICIALLY             OWNED(2)
NAME                                                            OWNED(1)
----------------------------------------------------- ------------------------------ --------------------------
E. Stevens Hamilton.................................           150,000(11)                     1.5%
         5060 Shoreham Place, #300
         San Diego, CA  92122

Hudson Trust........................................           545,466(12)                     5.4%
         c/o Pyrenees Management Co., Inc.
         Suite 445, The Office Center
         666 Plainsboro Road
         Plainsboro, NJ 08536

Martin F. Kahn......................................           115,893(13)                     1.2%
         Cadence Information Associates
         767 Fifth Avenue
         43rd Floor
         New York, NY 10153

Craig MacNab........................................         1,062,307(14)                    10.5%
         500 Church St., #200
         Nashville, TN 37219

Rho Management Partners L.P.........................           876,064(15)                     8.3%
         767 Fifth Avenue
         New York, NY 10153

Patrick A. Rivelli..................................           873,685(16)                     8.3%
         Three Forest Plaza, Suite 1300
         12221 Merit Dr.
         Dallas, TX 75251

Jay D. Seid.........................................         1,398,897(17)                    12.7%
         3 Bala Plaza East
         Suite 502
         Bala Cynwyd, PA 19004

Howard Shuster......................................            60,000(18)                       *
         5060 Shoreham Place, #300
         San Diego, CA  92122

SIRROM Capital Corporation..........................         1,062,307(19)                    10.5%
         500 Church St., #200
         Nashville, TN 37219

Sunwestern Managers, Inc............................           867,351(20)                     8.8%
         Three Forest Plaza
         Suite 1300
         12221 Merit Drive
         Dallas, TX 75251



                                                                NUMBER OF              PERCENT OF CLASS
                                                           SHARES BENEFICIALLY             OWNED(2)
NAME                                                            OWNED(1)
----------------------------------------------------- ------------------------------ --------------------------

All current directors and executive officers as a          3,908,720(8)(9)(10)(11)             32.8%
group (11 persons)..................................      (12)(13)(18)(20)(21)(22)


------------------------------------

*Less than l%.

(1) Unless otherwise noted, all of the shares shown are held by individuals or entities possessing sole voting and investment power with respect to such shares. These numbers include shares deemed beneficially owned by virtue of the right of a person to acquire them within 60 days, whether by the exercise of options or warrants or the conversion of Preferred Stock into Common Stock.

(2) The "Percent of Class Owned" is calculated by dividing the "Number of Shares Beneficially Owned" by the sum of (i) the total outstanding shares of Common Stock of the Company and (ii) shares of Common Stock that such person has the right to acquire within 60 days, whether by the exercise of options or warrants or the conversion of Preferred Stock into Common Stock.

(3) Includes 1,398,897 shares of Common Stock beneficially owned by Paul S. Bachow Co-Investment Fund, L.P., 182,225 shares of Common Stock owned by Mr. Bachow, 332,324 shares of Common Stock Mr. Bachow has the right to acquire upon the conversion of Series B Preferred and 58,824 shares of Common Stock Mr. Bachow has the right to acquire upon the exercise of options.

(4) Includes 726,976 shares of Common Stock the Paul S. Bachow Co-Investment Fund, L.P. has the right to acquire upon the conversion Series B Preferred, 495,551 shares of Common Stock the Paul S. Bachow Co-Investment Fund, L.P. has the right to acquire upon conversion of Series D Preferred, 22,693 the Paul S. Bachow Co-Investment Fund, L.P. has the right to acquire upon the exercise of warrants and 153,677 shares of Common Stock the Paul S. Bachow Co-Investment Fund, L.P. has the right to acquire upon the exercise of options.

(5) Includes 7,500 shares of Common Stock Mr. Boscamp has the right to acquire upon exercise of options.

(6) Includes 104,655 shares of Common Stock owned by Century Capital Partners, L.P., 12,500 shares Century Capital Partners, L.P. has the right to acquire upon the exercise of options, 80,477 shares Century Capital Partners, L.P. has the right to acquire upon the exercise of warrants and 396,443 shares Century Capital Partners, L.P. has the right to acquire upon conversion of Series D Preferred.

(7) Includes 97,458 shares of Common Stock owned by First Century Partnership III, 19,536 shares of Common Stock First Century Partnership III has the right to acquire upon exercise and conversion of warrants to purchase Series C Preferred and 700,976 shares of Common Stock First Century Partnership III has the right to acquire upon the conversion of Series C Preferred.

(8) Includes 594,075 shares of Common Stock beneficially owned by Century Capital Partners, L.P.. Mr. Freeman disclaims beneficial ownership of such shares. Mr. Freeman is a Vice President of Century Capital Partners, L.P. and has investment power with respect to the shares held.

(9) Includes 5,000 shares of Common Stock which Mr. Gallegos has the right to acquire upon the exercise of options.

(10) Includes 85,769 shares of Common Stock held by Mr. Gay's children, but as to which he disclaims any beneficial interest, 776,065 shares of Common Stock owned by Mr. Gay, 229,769 shares of Common Stock that Mr. Gay has the right to acquire upon the exercise of options and 131,333 shares of Common Stock that Mr. Gay has the right to acquire upon the exercise of warrants.

(11) Includes 150,000 shares of Common Stock Mr. Hamilton has the right to acquire upon exercise of options.

(12) Includes 26,663 shares of Common Stock owned by Hudson Trust, 502,495 shares of Common Stock that Hudson Trust has the right to acquire upon the conversion of Series C Preferred and 16,308 shares of Common Stock that Hudson Trust has the right to acquire upon the exercise of warrants.

(13) Includes 436 shares of Common Stock held by Cadence Management, L.P., of which Mr. Kahn serves as the sole general partner, and 115,457 shares of Common Stock that Cadence Information Associates, LLC of which Mr. Kahn is a Managing Member has the right to acquire upon exercise of options.

(14) Includes 1,062,307 shares of Common Stock beneficially owned by Sirrom Capital Corporation. Mr. MacNab disclaims beneficial ownership of such shares. Mr. MacNab is President of Tandem Capital, a wholly owned subsidiary of Sirrom Capital Corporation.

(15) Includes 428,282 of Common Stock beneficially owned by Rho Management Trust I (formerly Gibraltar Trust) and 447,782 share of Common Stock beneficially owned by Rho Management Trust II (formerly U.S. Trust). Rho Management Partners L.P. exercises sole voting and investment control of shares owned by Rho Management Trust I and Rho Management Trust III.

(16) Includes 6,334 shares of Common Stock held jointly by Mr. Rivelli and his wife. Also includes 867,351 shares of Common Stock beneficially owned by Sunwestern Managers, Inc.. Mr. Rivelli and James Silcock are the general partners of Sunwestern Investment Fund III, Sunwestern Cayman 1988 Partners and Mapleleaf Capital, Ltd., and are equal shareholders of Sunwestern Managers, Inc., the attorney in fact for Sunwestern Investment Fund III, Sunwestern Cayman 1988 Partners and Mapleleaf Capital, Ltd., having the power to vote and direct the voting of the shares held. Pursuant to Rule 13d-3 of the Securities Exchange Act of 1934, Mr. Rivelli and Mr. Silcock may be deemed to share beneficial ownership with respect to the shares held by for Sunwestern Investment Fund III, Sunwestern Cayman 1988 Partners and Mapleleaf Capital, Ltd.; however, Mr. Rivelli and Mr. Silcock disclaim beneficial ownership except to the extent of their pecuniary interest therein.

(17) Includes 1,398,897 shares of Common Stock beneficially owned by the Paul S. Bachow Co-Investment Fund, L.P.; however, Mr. Seid disclaims beneficial ownership of such shares. Mr. Seid is a Managing Director of Bachow & Associates and has investment power with respect to the shares held by the Paul S. Bachow Co-Investment Fund, L.P.

(18) Includes 60,000 shares of Common Stock Mr. Shuster has the right to acquire upon the exercise of options.

(19) Includes 579,016 shares of Common Stock beneficially owned by SIRROM Capital Corporation, 28,791 shares of Common Stock SIRROM Capital Corporation has the right to acquire upon exercise of warrants and 454,500 shares of Common Stock SIRROM Capital Corporation has the right to acquire upon conversion of Series E Preferred Stock.

(20) Includes 294,741 shares of Common Stock beneficially owned by Mapleleaf Capital, Ltd., 297,554 shares of Common Stock beneficially owned by Sunwestern Cayman 1988 Partners and 275,056 shares of Common Stock beneficially owned by Sunwestern Investment Fund III.

(21) Includes 92,296 shares of Common Stock owned by executive officers of the Company, 274,913 shares of Common Stock that executive officers have the right to acquire upon the exercise of options and 5,519 shares of Common Stock that executive officers have the right to acquire upon the exercise of warrants.

SERIES B PREFERRED

         The following table sets forth information regarding the beneficial ownership of the Company's Series B Preferred as of March 30, 1998 (a) by each shareholder who is known by the Company to own beneficially more than 5% of the outstanding Series B Preferred, (b) by each director, (c) by the Designated Executive Officers, and (d) by all executive officers and directors of the Company as a group.


                                                                NUMBER OF
                                                           SHARES BENEFICIALLY         PERCENT OF CLASS
NAME(1)                                                          OWNED(2)                   OWNED(3)
-----------------------------------------------------      -------------------         ----------------
Paul S. Bachow......................................            200,000(4)                   100%
         3 Bala Plaza East, Suite 502
         Bala Cynwyd, PA 19004

Paul S. Bachow Co-Investment Fund, L.P..............            137,256                     68.6%
         3 Bala Plaza East, Suite 502
         Bala Cynwyd, PA 19004

Jay D. Seid.........................................            137,256(5)                  68.6%
     3 Bala Plaza East, Suite 502
     Bala Cynwyd, PA  19004

All current directors and executive officers as a
group (9 persons)...................................            137,256(5)                  68.6%

------------------------------------
*Less than l%.

(1) Unless listed in this table, no director or Designated Executive Officer has any beneficial ownership of shares of Series B Preferred.

(2) Unless otherwise noted, all of the shares shown are held by individuals or entities possessing sole voting and investment power with respect to such shares. These numbers include shares deemed beneficially owned by virtue of the right of a person to acquire them within 60 days, whether by the exercise of options or warrants.

(3) The "Percent of Class Owned" is calculated by dividing the "Number of Shares Beneficially Owned" by the sum of (i) the total outstanding shares of Series B Preferred and (ii) shares of Series B Preferred that such person has the right to acquire within 60 days by the exercise of options or warrants.

(4) Includes 137,256 shares of Series B Preferred beneficially owned by the Paul S. Bachow Co-Investment Fund, L.P..

(5) Includes 137,256 shares of Series B Preferred beneficially owned by the Paul S. Bachow Co-Investment Fund, L.P.; however, Mr. Seid disclaims beneficial ownership of such shares. Mr. Seid is a Vice President of Bachow & Associates and has investment power with respect to the shares held by the Paul S. Bachow Co-Investment Fund, L.P..

SERIES C PREFERRED

         The following table sets forth information regarding the beneficial ownership of the Company's Series C Preferred as of March 30, 1998 (a) by each shareholder who is known by the Company to own beneficially more than 5% of the outstanding Series C Preferred, (b) by each director, (c) by the Designated Executive Officers, and (d) by all executive officers and directors of the Company as a group.


                                                                NUMBER OF
                                                           SHARES BENEFICIALLY         PERCENT OF CLASS
NAME(1)                                                          OWNED(2)                   OWNED(3)
-----------------------------------------------------      -------------------         ----------------
First Century Partnership III........................           136,036(4)                    33.9%
         One Palmer Square, Suite 425
         Princeton, NJ 08542

Hudson Trust ........................................           111,181(5)                    26.9%
         c/o Pyrenees Management Co., Inc.
         Suite 445, The Office Center
         666 Plainsboro Road
         Plainsboro, NJ 08536

Cox Enterprises, Inc., Pension Plan.................             30,740(6)                     7.7%
         1400 Lake Hearn Drive
         Atlanta, GA 30319

Rho Management Trust III (formerly U.S. Trust)......             90,133(7)                    22.4%
         c/o Rho Management Company
         767 Fifth Avenue
         New York, NY 10153

All current directors and executive
officers as a group (11 persons)....................                  0                          0%

------------------------------------
*Less than 1%.

(1) Unless listed in this table, no director or Designated Executive Officer has any beneficial ownership of shares of Series C Preferred.

(2) Unless otherwise noted, all of the shares shown are held by individuals or entities possessing sole voting and investment power with respect to such shares. These numbers include shares deemed beneficially owned by virtue of the right of a person to acquire them within 60 days, whether by the exercise of option or warrants.

(3) The "Percent of Class Owned" is calculated by dividing the "Number of Shares Beneficially Owned" by the sum of (i) the total outstanding shares of Series C Preferred and (ii) shares of Series C Preferred that such person has the right to acquire within 60 days by the exercise of options or warrants.

(4) Includes 132,347 shares of Series C Preferred held of record by First Century Partnership III and 3,689 shares of Series C Preferred that First Century Partnership III has the right to acquire upon the exercise of warrants.

(5) Includes 94,873 shares of Series C Preferred held of record by the Hudson Trust and 16,308 shares of Series C Preferred that Hudson Trust has the right to acquire upon the exercise of warrants.

(6) Includes 29,907 shares of Series C Preferred held of record by Cox Enterprises, Inc., Pension Plan and 833 shares of Series C Preferred that Cox Enterprises, Inc., Pension Plan has the right to acquire upon the exercise of warrants.

(7) Includes 84,543 shares of Series C Preferred held of record by Rho Management Trust III and 5,590 shares of Series C Preferred that Rho Management Trust III has the right to acquire upon the exercise of warrants.

SERIES D PREFERRED

         The following table sets forth information regarding the beneficial ownership of the Company's Series D Preferred as of March 30, 1998 (a) by each shareholder who is known by the Company to own beneficially more than 5% of the outstanding Series D Preferred, (b) by each director, (c) by each Designated Executive Officer, and (d) by all executive officers and directors of the Company as a group.


                                                        NUMBER OF
                                                   SHARES BENEFICIALLY      PERCENT OF CLASS
NAME(1)                                                  OWNED(2)               OWNED(3)
----------------------------------------------     -------------------      ----------------
Paul S. Bachow................................           93,562(4)               50.0%
         3 Bala Plaza East, Suite 502
         Bala Cynwyd, PA 19004

Paul S. Bachow Co-Investment Fund, L.P........           64,210                  34.3%
         3 Bala Plaza East, Suite 502
         Bala Cynwyd, PA 19004

Century Capital Partners, L.P.................           74,850                  40.0%
         One Liberty Square
         Boston, MA 02109

Cox Enterprises, Inc., Pension Plan...........           18,712                  10.0%
         1400 Lake Hearn Drive
         Atlanta, GA 30319

Jay D. Seid...................................           64,210(5)               34.3%
     3 Bala Plaza East, Suite 502
     Bala Cynwyd, PA  19004

All current directors and executive officers
as a group (11 persons).......................           64,210(5)               34.3%

------------------------------------
*Less than 1%.

(1) Unless listed in this table, no director or Designated Executive Officer has any beneficial ownership of shares of Series D Preferred.

(2) Unless otherwise noted, all of the shares shown are held by individuals or entities possessing sole voting and investment power with respect to such shares. These numbers include shares deemed beneficially owned by virtue of the right of a person to acquire them within 60 days, whether by the exercise of options or warrants.

(3) The "Percent of Class Owned" is calculated by dividing the "Number of Shares Beneficially Owned" by the sum of (i) the total outstanding shares of Series D Preferred and (ii) shares of Series D Preferred that such person has the right to acquire within 60 days, whether by the exercise of options or warrants.

(4) Includes 64,210 shares of Series D Preferred beneficially owned by the Paul S. Bachow Co-Investment Fund, L.P.

(5) Includes 64,210 shares of Series D Preferred beneficially owned by the Paul S. Bachow Co-Investment Fund, L.P.. Mr. Seid is a Vice President of Bachow & Associates and has investment power with respect to the shares held by the Paul S. Bachow Co-Investment Fund, L.P.

         SERIES E PREFERRED

         The following table sets forth information regarding the beneficial ownership of the Company's Series E Preferred as of March 30, 1998 (a) by each shareholder who is known by the Company to own beneficially more than 5% of the outstanding Series E Preferred, (b) by each director, (c) by the Designated Executive Officers, and (d) by all executive officers and directors of the Company as a group.

                                                           NUMBER OF
                                                       SHARES BENEFICIALLY      PERCENT OF CLASS
NAME(1)                                                      OWNED(2)               OWNED(3)
-------------------------------------------------     ----------------------    ----------------
Sirrom Capital Corporation                                    2,500                100.0%
500 Church Street, #200
Nashville, TN  37219

Craig MacNab                                                 2,500(4)              100.0%
500 Church Street, #200
Nashville, TN  37219

All current directors and executive officers                 2,500(4)              100.0%
as a group (11 persons)..........................

------------------------------------
*Less than 1%.

(1) Unless listed in this table, no director or Designated Executive Officer has any beneficial ownership of shares of Series E Preferred.

(2) Unless otherwise noted, all of the shares shown are held by individuals or entities possessing sole voting and investment power with respect to such shares. These numbers include shares deemed beneficially owned by virtue of the right of a person to acquire them within 60 days, whether by the exercise of options or warrants.

(3) The "Percent of Class Owned" is calculated by dividing the "Number of Shares Beneficially Owned" by the sum of (i) the total outstanding shares of Series E Preferred and (ii) shares of Series E Preferred that such person has the right to acquire within 60 days, whether by the exercise of options or warrants.

(4) Includes 2,500 shares owned by Sirrom Capital Corporation ("Sirrom"). Mr. MacNab is the President of Tandem Capital, a wholly-owned subsidiary of Sirrom. Mr. MacNab disclaims beneficial ownership of the shares owned by Sirrom.

SERIES F PREFERRED

         The following table sets forth information regarding the beneficial ownership of the Company's Series F Preferred as of March 30, 1998 (a) by each shareholder who is known by the Company to own beneficially more than 5% of the outstanding Series F Preferred, (b) by each director, (c) by the Designated Executive Officers, and (d) by all executive officers and directors of the Company as a group.

                                                           NUMBER OF
                                                       SHARES BENEFICIALLY      PERCENT OF CLASS
NAME(1)                                                      OWNED(2)               OWNED(3)
-------------------------------------------------     ----------------------    ----------------

Sirrom Capital Corporation                                    2,500                   100.0%
500 Church Street, #200
Nashville, TN  37219

Craig MacNab                                                  2,500(4)                100.0%
500 Church Street, #200
Nashville, TN  37219

All current directors and executive officers                  2,500(4)                100.0%
as a group (11 persons)........................

------------------------------------
*Less than 1%.

(1) Unless listed in this table, no director or Designated Executive Officer has any beneficial ownership of shares of Series F Preferred.

(2) Unless otherwise noted, all of the shares shown are held by individuals or entities possessing sole voting and investment power with respect to such shares. These numbers include shares deemed beneficially owned by virtue of the right of a person to acquire them within 60 days, whether by the exercise of options or warrants.

(3) The "Percent of Class Owned" is calculated by dividing the "Number of Shares Beneficially Owned" by the sum of (i) the total outstanding shares of Series F Preferred and (ii) shares of Series F Preferred that such person has the right to acquire within 60 days, whether by the exercise of options or warrants.

(4) Includes 2,500 shares owned by Sirrom Capital Corporation ("Sirrom"). Mr. MacNab is the President of Tandem Capital, a wholly-owned subsidiary of Sirrom. Mr. MacNab disclaims beneficial ownership of the shares owned by Sirrom.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In March and April 1997 the Company issued $700,000 of Senior Subordinated Promissory Notes (the "1997 Senior Notes"), bearing interest at 16% and due in March and April 1996. The 1997 Senior Notes were issued together with warrants to purchase a number of shares of Common Stock equal to 100% of the amount of the 1997 Senior Notes based upon an exercise price of 125% of the fair-market value of the Common Stock twenty-one days prior to funding. Jay D Seid, Chairman of the Board of Directors, Thomas R. Gay, Chief Executive Officer and Director of the Company, Martin F. Kahn, Richard J. Freeman, and Robert J. Moeller, directors of the Company, participated in this funding in the amounts of $45,000, $50,000, $33,000, $100,000, and $5,000 respectively pursuant to the
1997 Senior Notes. The Senior Notes were all converted to Common Stock during 1997 pursuant to the beneficial conversion feature whereby the principal and accrued interest were convertible into Common Stock at a price equal to 70 percent of the 21 day trailing average of the stock price.

         In October 1997 the Board of Directors of the Company approved the extension of options to purchase 128,677 shares of Common Stock held by PSB Co. Investment Fund and options to purchase 58,824 shares of Common Stock held by Paul S. Bachow from December 31, 1997 to December 31, 1998.

                         PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

         (1)  FINANCIAL STATEMENTS OF REGISTRANT

         The following items are included in this Annual Report on Form 10-KSB (page numbers refer to pages in this Annual Report on Form 10-KSB):

         CONSOLIDATED FINANCIAL STATEMENTS                                                    PAGE
         ---------------------------------                                                    ----
          Index to Consolidated Financial Statements.................................           31
          Report of Independent Accountants..........................................          F-1
          Consolidated Balance Sheets................................................   F-2 to F-3
          Consolidated Statements of Operations......................................          F-4
          Consolidated Statements of Changes in Stockholders' Equity.................          F-5
          Consolidated Statements of Cash Flows .....................................   F-6 to F-7
          Notes to Consolidated Financial Statements.................................  F-8 to F-26

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

         A copy of any of the exhibits listed or referred to above will be furnished at a reasonable cost to any person who was a shareholder of the Company as of December 31, 1997, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to VISTA Information Solutions, Inc., 5060 Shoreham Place, #300, San Diego, CA 92122 (Attn: Chief Financial Officer).

(b)  REPORTS ON FORM 8-K.

         None

(c)  EXHIBITS.

         The response to this portion of Item 14 is included as a separate section of this Annual Report on Form 10-KSB.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                          Page

Independent Accountant's Report                                            F-1


Consolidated Balance Sheets                                         F-2 to F-3


Consolidated Statements of Operations                                      F-4


Consolidated Statements of Changes in Stockholders' Equity                 F-5


Consolidated Statements of Cash Flows                               F-6 to F-7


Notes to Consolidated Financial Statements                         F-8 to F-26

                       INDEPENDENT ACCOUNTANT'S REPORT


To the Board of Directors
VISTA Information Solutions, Inc.
San Diego, California

         We have audited the accompanying consolidated balance sheets of VISTA Information Solutions, Inc. and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the financial position of VISTA Information Solutions, Inc. and subsidiary as of December 31, 1997 and 1996 and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.




San Diego, California
March 24, 1998

VISTA INFORMATION SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 AND 1996


ASSETS (Note 4)                                                                        1997               1996
-------------------------------------------------------------------------------------------------------------------
Current Assets
  Cash                                                                          $      341,781      $       56,277
  Trade accounts receivable, less allowance for doubtful
    accounts of $191,500 and $284,000, respectively                                  2,589,466           1,211,933
  Prepaid expenses                                                                     272,030             326,994
                                                                                -----------------------------------
Total current assets                                                                 3,203,277           1,595,204
                                                                                -----------------------------------

Equipment, furniture and purchased software, at cost (Note 7)
  Equipment and furniture                                                            3,767,826           2,906,056
  Purchased software                                                                   439,884             264,575
                                                                                -----------------------------------
                                                                                     4,207,710           3,170,631
  Less accumulated depreciation and amortization                                    (2,810,435)         (2,160,506)
                                                                                -----------------------------------
Net equipment, furniture and purchased software                                      1,397,275           1,010,125
                                                                                -----------------------------------

Acquired technology and environmental databases and other
  intangible assets, less accumulated amortization of $11,728,609
  and $7,330,904, respectively (Note 2)                                                593,200           4,665,120

Deposits and other assets                                                              185,134              30,793
                                                                                -----------------------------------

                                                                                $    5,378,886      $    7,301,242
                                                                                -----------------------------------
                                                                                -----------------------------------

See Notes to Consolidated Financial Statements.

VISTA INFORMATION SOLUTIONS, INC.

DECEMBER 31, 1997 AND 1996


LIABILITIES AND STOCKHOLDERS' EQUITY                                                     1997               1996
-------------------------------------------------------------------------------------------------------------------
Current Liabilities
  Note payable to bank (Note 4)                                                 $         -          $     601,316
  Current maturities of long-term obligations (Note 5)                                  391,872            945,882
  Accounts payable                                                                      497,744            979,949
  Accrued development costs (Note 6)                                                      -                487,500
  Accrued interest, current maturities                                                    -                 68,684
  Deferred revenue                                                                      243,967            122,000
  Other current liabilities (Note 3)                                                    426,323            299,449
                                                                                ----------------------------------
Total current liabilities                                                             1,559,906          3,504,780
                                                                                ----------------------------------

Long-term obligations, less current maturities (Note 5)                                 471,196          2,948,640
Accrued interest                                                                          -                336,016
                                                                                ----------------------------------
                                                                                        471,196          3,284,656
                                                                                ----------------------------------
Commitments and contingencies (Note 7)

Stockholders' Equity (Notes 1, 8 and 9)
  Preferred stock, Series B convertible, par value $.01;
    liquidation value $3,000,000, authorized 200,000 shares;
    200,000 shares issued and outstanding                                                 2,000              2,000
  Preferred stock, Series C convertible, par value $.01;
    liquidation value $6,279,398, authorized 670,000 shares;
     issued and outstanding 1997; 375,607 and 1996; 589,304 shares                        3,756              5,893
  Preferred stock, Series D convertible, par value $.01;
    liquidation value $2,499,977, authorized 240,000 shares;
    187,124 shares issued and outstanding                                                 1,871              1,871
  Preferred stock, Series E convertible, par value $.01;
    liquidation value $2,500,000, authorized,
    issued and outstanding 1997; 2,500 shares                                                25                -
  Preferred stock, Series F convertible, par value $.01;
    liquidation value $2,500,000, authorized
    issued and outstanding 1997; 2,500 shares                                                25                -
  Preferred stock, undesignated series, 885,000 shares
    authorized, none issued
  Common stock, par value $.01; authorized 43,000,000 shares;                             -                    -
    issued and outstanding 1997; 9,440,956 and 1996; 6,142,826 shares                   188,819            122,857
  Additional paid-in capital                                                         37,197,769         28,068,560
  Accumulated deficit                                                               (34,046,481)       (27,689,375)
                                                                                 ----------------------------------
                                                                                      3,347,784            511,806
                                                                                -----------------------------------

                                                                                $     5,378,886     $    7,301,242
                                                                                -----------------------------------
                                                                                -----------------------------------

VISTA INFORMATION SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                                                        1997               1996
-------------------------------------------------------------------------------------------------------------------
Revenues (Notes 6 and 10)                                                       $    10,391,453     $    8,387,052
Cost of revenues                                                                      2,317,982          2,574,348
                                                                                -----------------------------------
Gross margin                                                                          8,073,471          5,812,704

Operating expenses:
  Selling, general and administrative                                                 6,216,965          6,003,163
  Research and development                                                              918,964            820,942
  Depreciation and amortization, including impairment loss
    on acquired technology (Note 2)                                                   5,047,746          4,586,572
                                                                                -----------------------------------
                                                                                     12,183,675         11,410,677
                                                                                -----------------------------------
Operating loss                                                                       (4,110,204)        (5,597,973)

Other (expense) income:
  Interest expense                                                                   (1,465,711)          (910,143)
  Other (expense) income                                                                (20,585)             9,404
                                                                                -----------------------------------
                                                                                     (1,486,296)          (900,739)
                                                                                -----------------------------------

Net (loss)                                                                      $    (5,596,500)    $   (6,498,712)

Preferred stock dividends (Note 8)                                                     (200,000)            -
Accretion of convertible preferred stock (Note 8)                                      (560,606)            -
                                                                                -----------------------------------

NET (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS                                  $    (6,357,106)    $   (6,498,712)
                                                                                -----------------------------------
                                                                                -----------------------------------

Basic and diluted (loss) per common share                                       $         (0.87)    $        (1.12)
                                                                                -----------------------------------
                                                                                -----------------------------------

Weighted average common shares outstanding                                            7,328,363          5,761,137
                                                                                -----------------------------------
                                                                                -----------------------------------

See Notes to Consolidated Financial Statements.

VISTA INFORMATION SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                      Preferred        Common        Additional
                                                        Stock           Stock          Paid-in        Accumulated
                                                       (Note 8)       (Note 9)         Capital          Deficit           Total
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                            $  10,310      $  109,898     $  27,097,419    $ (21,190,663)  $  6,026,964
  Issuance of warrants (Note 5)                              -              -             697,180           -             697,180
  Exercise of incentive stock options (Note 9)               -            4,736            95,124           -              99,860
  Conversion of debentures (Note 5)                          -            2,759           183,755           -             186,514
  Conversion of Series C
    preferred stock (Note 8)                               (546)          5,464            (4,918)          -              -
  Net (loss)                                                 -            -                 -           (6,498,712)    (6,498,712)
                                                      ---------------------------------------------------------------------------
Balance, December 31, 1996                                9,764         122,857        28,068,560      (27,689,375)       511,806
  Conversion of Series C
    preferred stock (Note 8)                             (2,137)         22,637           (20,500)          -              -
  Issuance of Series E preferred
    stock (Note 8)                                           25           -             2,409,145           -           2,409,170
  Issuance of Series F preferred
    stock (Note 8)                                           25           -             2,409,145           -           2,409,170
  Exercise of incentive stock options (Note 9)               -            5,765           891,950           -             897,715
  Conversion of debentures and accrued
    interest (Note 5)                                        -           22,620         2,306,178           -           2,328,798
  Value recognized for issuances of warrants and
    and extension of stock options (Notes 5 and 9)           -            -               283,000           -             283,000
  Exercises of warrants                                      -           13,710             1,290           -              15,000
  Issuance of common stock to lessor                         -              500            24,500           -              25,000
  Dividends declared on Series E and
    Series F preferred stock (Note 8)                        -            -                 -             (200,000)      (200,000)
  Shares issued to effect acquisition (Note 2)               -              730           263,895           -             264,625
  Accretion of beneficial conversion feature on
    Preferred Stock (Note 8)                                 -            -               560,606         (560,606)        -
  Net (loss)                                                 -            -                 -           (5,596,500)    (5,596,500)
                                                      ----------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997                            $   7,677      $  188,819     $  37,197,769    $ (34,046,481)  $   3,347,784
                                                      ----------------------------------------------------------------------------
                                                      ----------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

VISTA INFORMATION SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                                                      1997               1996
-------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
  Net (loss)                                                                    $   (5,596,500)     $   (6,498,712)
  Adjustments to reconcile net (loss) to net
    cash (used in) operating activities:
    Depreciation                                                                       650,041             581,878
    Amortization                                                                     4,397,705           4,189,947
    Amortization of discount on debt (Note 5)                                          704,756                 -
    Changes in assets and liabilities:
    (Increase) decrease in:
        Trade accounts receivable                                                   (1,237,533)            631,849
        Prepaid expenses                                                                54,964            (153,090)
    Increase (decrease) in:
        Accounts payable                                                              (482,205)           (49,625)
        Accrued development costs (Note 6)                                            (487,500)               -
        Deferred revenues                                                              121,967            122,000
        Other current liabilities (Note 3)                                             102,685            (58,671)
                                                                                ----------------------------------
NET CASH (USED IN) OPERATING ACTIVITIES                                             (1,771,620)        (1,234,424)
                                                                                ----------------------------------

Cash Flows from Investing Activities
  Purchases of equipment, furniture, and software                                     (317,144)          (380,454)
  Net increase in deposits and other assets                                           (129,341)               -
  Business acquisition (Note 2)                                                        (61,160)               -
                                                                             --------------------------------------
Net cash (used in) investing activities                                               (507,645)          (380,454)
                                                                             --------------------------------------

See Notes to Consolidated Financial Statements.

VISTA INFORMATION SOLUTIONS, INC.

YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                                                     1997               1996
-------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
  Net repayments of bank note                                                          (601,316)          (510,474)
  Proceeds from issuance of warrants                                                        -              697,180
  Proceeds from long-term obligations                                                   317,000          2,226,820
  Principal payments on long-term obligations                                        (3,458,428)          (863,258)
  Proceeds from issuance of preferred stock, net                                      4,818,340                -
  Proceeds from issuance of common stock                                                912,715             99,860
  Proceeds from issuance of convertible debentures                                      700,000                -
  Payments of dividends on Series E and
    Series F preferred stock                                                           (123,542)               -
                                                                                -----------------------------------
Net cash provided by financing activities                                             2,564,769          1,650,128
                                                                                -----------------------------------

Net increase in cash                                                                    285,504             35,250
CASH
  Beginning                                                                              56,277             21,027
                                                                                -----------------------------------
  Ending                                                                             $  341,781         $   56,277
                                                                                -----------------------------------
                                                                                -----------------------------------

Supplemental Disclosure of  Cash Flow Information
    Cash paid for interest                                                           $1,016,285         $  734,761

Supplemental Schedule of Non-Cash Investing
  and Financing Activities
    Convertible debentures and accrued interest
        converted into common stock (Notes 5 and 8)                                  $2,328,798         $  186,514
    Capital leases incurred for use of equipment (Note 7)                               720,047            334,615
    Conversion of Series C preferred  stock (Note 8)                                      2,137              5,464
    Value recognized for issuances of warrants and
        extension of stock options (Notes 5 and 9)                                      283,000                -
    Issuance of common stock to effect business acquisition (Note 2)                    264,625                -
    Accretion of beneficial conversion feature on
        preferred stock (Note 8)                                                        560,606                -

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

MANAGEMENT'S PLANS AND CORPORATE LIQUIDITY

For the year ended December 31, 1997, the Company has incurred a net loss of $5,596,500, which includes $5,047,746 of depreciation and amortization (including a one time impairment loss of $980,072 on acquired technology as discussed in Note 2). The Company also has an accumulated deficit of $34,046,481 as of December 31, 1997. During 1997, the Company's earnings before interest, taxes, depreciation, and amortization (EBITDA) was $916,957 compared to ($1,508,432) for the year ended December 31, 1996. Also in 1997, the Company's working capital increased to $1,643,371 at December 31, 1997 from ($1,909,576) at December 31, 1996. The Company has improved its relationship with its vendors and suppliers and is current on its obligations with substantially all creditors.

In 1997, the Company experienced an approximate 24% increase in revenues, primarily attributable to the sale of new products and GUS related contracts. This increase in revenues, together with the issuance of $5,000,000 of Series E and F preferred stock, were significant factors in the Company's ability to meet its obligations in 1997.

Management of the Company believes that the level of revenues realized in the fourth quarter of 1997 and continuing into 1998, continued monitoring of costs and expenses and the Company's current sources of bank financing will be able to support its anticipated level of operations, including being able to satisfy the Company's cash requirements, and that no additional debt or equity funds will be required. The factors which will influence the Company's ability to sustain revenues at the level necessary to achieve break even operations is the continuance of the levels of GUS revenues generated in late 1997 and maintaining levels of environmental report revenues. However, there can be no assurance that the Company will not find it necessary to obtain additional financing for capital expenditures or acquisitions or will be able to maintain profitable operations and positive cash flows.

REVERSE STOCK SPLIT AND REINCORPORATION

On January 27, 1998 the Company's Board of Directors approved a reincorporation of the Company in Delaware and a one-for-two reverse stock split. On March 17, 1998, the Company's stockholders approved the reincorporation and reverse stock split. All references to common shares, earnings (loss) per common share and conversion rates in the consolidated financial statements and in these notes have been restated to retroactively reflect the effect of the split. In connection with the reincorporation of the Company as a Delaware corporation the par value of the common and preferred stock was changed to $.001 per share. The change in the par values is not reflected in the consolidated financial statements.

Prior to restatement, the actual amount of common stock shares authorized as of December 31, 1996 was 43,890,000 of which 12,285,651 common stock shares were issued and outstanding.

A summary of the Company's significant accounting policies follows:

VISTA INFORMATION SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1.   NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

EQUIPMENT, FURNITURE AND PURCHASED SOFTWARE

Equipment, furniture and purchased software are stated at cost. Depreciation is computed using accelerated and straight-line methods over the estimated useful lives of the respective assets, typically three to seven years for equipment and furniture and three years for purchased software. The amortization expense on assets acquired under capital leases is included with depreciation expense on owned assets. Purchased software, at December 31, 1997, includes $71,799 of costs expended to develop software to be used internally.

ACQUIRED TECHNOLOGY AND ENVIRONMENTAL DATABASES AND OTHER INTANGIBLE ASSETS

Acquired technology and environmental databases represents the assets acquired with the acquisition of VEI in February 1995 and the excess of the purchase price over net assets acquired with the acquisition of EnviroCheck in November 1997 (Note 2). These assets are being amortized over their estimated useful lives of three years and five years, respectively.

VISTA INFORMATION SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1.   NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ASSET IMPAIRMENT

Statement of Financial Accounting Standard No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS 121) was adopted as of January 1, 1996. SFAS 121 establishes the accounting practice for the recognition and measurement of impairment losses on certain long-lived assets. There were no adjustments required for the adoption of SFAS 121.

The Company reviews its intangibles and other long-lived assets periodically in accordance with SFAS 121 to determine potential impairment by comparing the carrying value of the assets with estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future net cash flows be less than the carrying value, the Company would determine whether an impairment loss should be recognized. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the asset being evaluated for impairment.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash approximates its fair value due to the demand nature of these assets. The methods and assumptions used to estimate the fair value of the Company's current and long-term obligations are based on the current rates offered to the Company for debt of the same remaining maturities with similar collateral requirements. Due to the inherent uncertainty in determining the approximate interest rate required to calculate the fair value of the convertible debt and note payable to ISO (Notes 5 and 6), the Company used an average interest rate of approximately 26%. The rate applied to those long-term debt instruments would yield a fair value of approximaely $1,305,000 compared to their carrying value of $1,484,000 at December 31, 1996. The estimated fair value of the Company's current and long-term debt obligations aproximated their carrying value at December 31, 1996. At December 31, 1997, the fair value of all of the Company's current and long-term debt obligations approximated their fair value.

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

VISTA INFORMATION SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1.   NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company has elected to continue to use the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees to account for stock-based employee compensation costs. As required by Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation, certain proforma disclosures are made at Note 9. All nonemployee stock-based compensation is recorded at the fair value of the services received or the equity instrument issued, whichever is more reliably measurable.

LOSS PER COMMON SHARE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128): Earnings per Share. SFAS 128 establishes standards for computing and presenting earnings per share (EPS), including replacing the presentation of primary EPS with a presentation of basic EPS. SFAS 128 also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with a complex capital structure and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The Company adopted SFAS 128 for its fiscal year ended December 31, 1997. SFAS 128 did not have a material impact on the Company and there was no effect on the 1996 reported loss per share as a result of this statement. Because of losses from continuing operations, the effects of stock options, convertible preferred stock and common stock warrants are antidilutive. Accordingly, the Company's presentation of diluted earnings per share is the same as that of basic earnings per share for 1997 and 1996. For 1997, the number of additional shares that would have been added to the weighted average shares outstanding for diluted loss per share was approximately 8,200,000.

Net loss attributable to common stockholders is computed by adding to the net loss the effects of preferred stock dividends and the periodic accretion of the beneficial conversion feature on the Series E and Series F preferred stock issued in 1997 (Note 8).

RECLASSIFICATIONS

Certain reclassifications have been made to the consolidated financial statements as of and for the year ended December 31, 1996 in order to conform to the presentation used for the year ended December 31, 1997. These reclassifications had no effect on net loss or stockholders' equity as previously reported.

VISTA INFORMATION SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2.     ACQUISITIONs

VISTA ENVIRONMENTAL INFORMATION, INC.

In February 1995, the Company acquired all of the outstanding stock of VEI in exchange for newly issued common and preferred shares of the Company. The acquisition was accounted for using the purchase method of accounting whereby the purchase price of $11,996,024 was allocated entirely to acquired technology and environmental databases, which represented the fair value of the net assets acquired in the acquisition. During September 1997, management of the Company determined that a portion of the acquired technology and environmental databases acquired with VEI in 1995 was impaired and therefore the Company recorded a write-off of $980,072 and charged this amount to operations at the date the impairment became known. As of December 31, 1997, management has determined that no impairment of the remaining acquired technology and environmental databases exists.

ENVIROCHECK LTD.

On November 21, 1997, the Company purchased substantially all of the assets of EnviroCheck Ltd. (EnviroCheck) which was engaged in the business of developing databases of environmental risk site locations. These assets included maps, federal and state documents, databases, customer lists, office equipment, and the rights to the name "EnviroCheck". The purchase price consisted of cash of $50,000 at date of closing and 36,500 shares of the Company's common stock issued to the seller. The Company valued the securities issued at $264,625.

The acquisition was accounted for using the purchase method of accounting whereby the purchase price was allocated among the assets acquired and the liabilities assumed on the basis of their estimated fair values on the date of acquisition resulting in an excess of the purchase price over the estimated fair values of the net assets acquired. The proforma results of operations would not have been materially different than the historical results reported.

NOTE 3.     OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

                                                                                      1997               1996
                                                                             --------------------------------------
Accrued dividends on preferred stock (Note 8)                                    $       76,458    $           -
Deferred rent                                                                            95,107                -
Accrued compensation and employee benefits                                              187,528            182,139
Other accrued expenses                                                                   67,230            117,310
                                                                             --------------------------------------
                                                                                 $      426,323    $       299,449
                                                                             --------------------------------------
                                                                             --------------------------------------

VISTA INFORMATION SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4.     NOTE PAYABLE TO BANK

The Company has a factoring agreement with a bank. Transactions under the agreement have been treated as borrowings due to the existence of repurchase obligations. The borrowings under this arrangement are collateralized by the Company's cash and trade receivables. The borrowing arrangement allows the Company to borrow up to $1,250,000 based on 80% of eligible receivables. Outstanding amounts bear interest at the rate of 1.5% per month. There are additional administrative fees of 1% per month charged by the lender based on the value of the receivables submitted for borrowing. At December 31, 1996, there was $601,316 outstanding under this agreement. At December 31, 1997, there were no amounts outstanding under this agreement.

The Company has accepted a proposal from this bank to replace the factoring agreement with a bank line of credit agreement. The terms of this proposal will allow the Company to borrow up to $1,500,000 based on 80% of eligible receivables at an interest rate of .5% above the bank's prime rate, and will be collateralized by the Company's assets. Upon the Company achieving one quarter of positive net profit after tax, the interest is to be reduced to
 .25% above the bank's prime rate. The proposal also contains covenants requiring the Company to maintain certain ratios and financial requirements on a monthly basis, comply with certain reporting requirements, and to obtain the bank's approval on events such as incurring senior debt, paying cash dividends, or repurchasing stock. The Company will pay .25% per annum on the total facility as an additional administrative fee.

NOTE 5.      LONG-TERM OBLIGATIONS

                                                                                      1997               1996
                                                                             --------------------------------------
Capital leases - imputed interest at rates ranging from 8.0% to 15.0%, due in monthly aggregate installments of approximately $22,000,
  including interest, to September 2001, secured by equipment (a) (Note 7)      $       863,068   $        462,507

Note payable to finance company - net of unamortized discount of
  approximately $561,756 at December 31, 1996, interest paid                                -            1,938,244
  at 13.5% (b)

Convertible subordinated debentures - interest
  paid at prime plus 2.5% (c)                                                               -              898,928

Note payable to association - interest paid at 1.5% per month (Note 6)                      -              338,942

Convertible subordinated debentures - interest paid at 16% (d)                              -              255,901
                                                                             --------------------------------------
                                                                                        863,068          3,894,522
Less current maturities                                                                (391,872)          (945,882)
                                                                             --------------------------------------
                                                                                $       471,196   $      2,948,640
                                                                             --------------------------------------
                                                                             --------------------------------------

VISTA INFORMATION SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5.      LONG-TERM OBLIGATIONS (CONTINUED)

(a) Early in 1997, the Company was notified by one of its lessors that given its default status all amounts due under certain leases were currently due and payable and a return of the equipment was requested. Therefore, as of December 31, 1996, all amounts owing to this lessor were classified as short-term. Subsequent to December 31, 1997, the Company and the lessor reached a settlement whereby the Company paid the lessor approximately $180,000 which represented the full payment for all past due amounts under the equipment leases as of March 1998, as well as buyouts on certain leases, attorney fees, late charges, and interest. With this settlement, all lease terms were reinstated. Amounts paid in 1998 which relate to 1997 and prior have been accrued in the accompanying consolidated balance sheets. In addition, in consideration of the settlement reached in March 1998, all amounts payable to this lessor have been classified between short-term and long-term obligations in accordance with the original terms of the respective leases at December 31, 1997.

(b) On April 30, 1996, the Company entered into an agreement with a finance company for a $2,500,000 loan with warrants to purchase 5% of the fully diluted Common Stock (623,791 shares) at an exercise price of $0.02 per share with additional warrants to be issued on the anniversary dates of the loan. The warrants contain certain anti-dilution adjustments. The Company assigned an original value to the 623,791 warrants of $648,180 based on the relative estimated fair value of the warrants and the debt at the time of issuance. The note payable was recorded at discount by this amount. The discount was amortized using the effective interest (approximately 26%) method over the expected three year life of the loan. In August 1997, in connection with the issuance of Series E and Series F preferred stock to this finance company and its affiliates (Note 8), this note was repaid in full. As a result, the Company accelerated the amortization of the remaining discount as of that date.

(c) The Company assumed $898,928 of convertible debentures in connection with its 1995 acquisition of VEI. VEI issued these debentures in 1994 (the 1994 debentures). The 1994 debentures were convertible into Series C preferred stock at a rate of $16.72 per share. The 1994 debentures were originally due in January 1996. If the Company did not elect to repay the amount outstanding, the holder had the option to either convert the entire amount into Series C preferred stock or extend the debenture for one year and receive additional warrants. The Company did not repay the 1994 debentures in January 1996 or subsequently in January 1997. As a result, the holders on both occasions elected to extend the debentures for one year and received warrants for the purchase of 3,520 and 4,136 shares of Series C preferred stock at $16.72 per share in January 1996 and 1997, respectively (Note 9). In September 1997, holders of all these outstanding debentures elected to convert $1,251,338 of principal and accrued interest directly into 372,976 shares of the Company's common stock (Note 8).

VISTA INFORMATION SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5.      LONG-TERM OBLIGATIONS (CONTINUED)

(d) In 1995, the Company received approximately $446,000 from the issuance of convertible subordinated debentures (the 1995 debentures). In connection with the 1995 debentures, the Company issued warrants to purchase 123,069 shares of Common Stock at $ 1.812 per share (Note 9). The 1995 debentures were to automatically convert into common stock at $1.50 per share if they were not repaid by April 1, 1996. However, the Company defaulted on these obligations, as the quarterly interest payments had not been made. In 1996, the Company remedied this default by offering the 1995 debenture holders the option to either (i) automatically convert at $1.50 per share (ii) extend the 1995 debentures to March, 1997 under the same terms with an option to convert the balance to common stock at 70% of the then fair market value or (iii) be repaid. One 1995 debenture holder elected to be repaid ($20,000 principal) and all other holders elected options (i) or (ii). Principal and accrued interest totaling $186,514 was converted by 1995 debenture holders into 137,961 shares of common stock during March 1996. In June 1997, the Company modified the terms of the debentures, resulting in the Company issuing warrants to purchase 184,899 shares of Common Stock at $1.38 per share. The Company expensed the estimated fair value of these warrants over the period until converted. During 1997, the remaining principal and accrued interest totaling $322,512 was converted by the holders into 328,432 shares of the Company's common stock.

During 1996 the Company obtained bridge financing from certain members of its Board of Directors of approximately $200,000, which was repaid with the note payable proceeds in April 1996 (subparagraph (c) above). In connection with the bridge financing, the Company issued 107,693 warrants to purchase shares of common stock at $1.04 per share through March 2001. The warrants were assigned a value of $49,000 based on the estimated fair value of the warrants at the date of grant, and the related debt was recorded at a discount by such amount. The full amortization of the discount has been included in interest expense for the year ended December 31, 1996.

During 1997, the Company raised $700,000 through the issuance of convertible debentures (the 1997 debentures) to members of its Board of Directors and others. The 1997 debentures bore interest at 16% and were due in twelve months from the date of execution. They also included warrants to purchase shares of the Company's common stock at an exercise price of 125% of the fair market value of the Company's common stock using a 21 day average. The 1997 debentures were able to be converted into shares of the Company's common stock at a rate of 70% of the fair market value of the stock using a 21 day average at a price not less than the exercise price of the warrants. The 1997 debentures and accrued interest were converted in 1997 into approximately 319,488 shares of the Company's common stock.

During 1997, the Company borrowed $300,000 from a finance company which bore interest at 14% per annum and which included warrants for 160,000 shares at an exercise price of $.01. The value assigned to the warrants was recognized as expense over the period the note was outstanding. The note payable was repaid during 1997.

During 1997, the Company issued a note payable to an individual for $17,000 which was converted into 17,035 shares of the Company's common stock prior to December 31, 1997.

VISTA INFORMATION SOLUTIONS, INC.

NOTES to CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6.      INSURANCE SERVICES OFFICE, INC. (ISO) AGREEMENT

In October 1992, the Company and ISO, signed a 15 year mutually exclusive contract (Joint Services Agreement) to offer the Geographic Underwriting System
(GUS) system to electronically provide geographically-based information to insurers. Under the provisions of the agreement, the Company will provide its proprietary GUS software and support and ISO will provide sales, marketing, billing and maintenance of the communications network to the GUS users. The Company and ISO generally share project revenues equally, net of any payments to third party information providers. The Company's share of revenues under this agreement were approximately $2,700,000 and $890,000 for the years ended December 31, 1997 and 1996, respectively. In this regard, approximately $1,500,000 of the 1997 revenues are from one ISO customer.

In January 1994, under the terms of an addendum to the agreement, both parties agreed to develop a national public protection underwriting data ("PPC") layer for the GUS project. During the year ended December 31, 1994, the Company expensed the maximum of $487,500 for development costs due to ISO under this agreement. During 1997, at the completion of the project, the Company and ISO calculated the actual amount of development costs due to ISO to be approximately $325,000. Based on this calculation, the Company recorded a net reduction of expense of approximately $162,500 in December 1997 representing the difference between the estimated liability recorded in 1994 for these development costs and the actual costs incurred.

In March 1997, the Company and ISO signed an amendment to the Joint Services Agreement which required the Company to customize certain of the Company's database applications for a new ISO customer. As of December 31, 1997, the Company had completed their obligations as required by this amendment.

During 1996, the Company entered into an agreement with ISO for a loan, not to exceed $500,000. The advances bore interest at 1.5% per month. At December 31, 1996 the total amount outstanding on the ISO loan was $338,942. During 1997, the loan was paid in full.

NOTE 7.      LEASE COMMITMENTS

The Company leases furniture and equipment under leases that meet the criteria for capital lease classification. The Company also leases its operating facilities under noncancelable operating leases with aggregate monthly payments of approximately $34,000. The facility leases require the payment of taxes, maintenance, utilities and insurance. Leased assets included in the consolidated balance sheets are as follows:


Leased Assets                                                  1997         1996
------------------------------------------------------------------------------------
Equipment and furniture                                     $1,544,143   $ 578,526
Less accumulated amortization                                 (797,384)   (127,351)
                                                            ------------------------
Net leased assets                                           $  746,759   $ 451,175
                                                            ------------------------
                                                            ------------------------


VISTA INFORMATION SOLUTIONS, INC.

NOTES to CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7.      LEASE COMMITMENTS (CONTINUED)

Future annual minimum lease payments due under capital leases and noncancelable operating leases consist of the following at December 31, 1997:


                                                                   Capital    Operating
Years Ending December 31,                                          Leases      Leases
---------------------------------------------------------------------------------------
1998                                                            $  482,609   $  391,521
1999                                                               365,259      400,248
2000                                                               151,871      412,860
2001                                                                 2,660      402,375
2002                                                                   -        343,970
Thereafter                                                             -        355,066
                                                                -----------------------
           TOTAL MINIMUM LEASE PAYMENTS                          1,002,399   $2,306,040
                                                                             ----------
                                                                             ----------
Less amounts representing interest (8.0% to 15.0%)                (139,331)
                                                                ----------
           PRESENT VALUE OF NET MINIMUM LEASE PAYMENTS          $  863,068
                                                                ----------
                                                                ----------


Total rent expense under operating leases for the years ended December 31, 1997 and 1996 totaled approximately $487,000 and $475,000, respectively.

NOTE 8.      PREFERRED STOCK

The Board of Directors is authorized to issue preferred stock or other senior securities and determine the series and number of preferred shares to be issued and any related designations, powers, preferences, rights, qualifications, limitations or restrictions. The total number of shares authorized is 2,000,000. The following descriptions are of those designations existing as of December 31, 1997.

SERIES B PREFERRED STOCK

Series B preferred stock has a liquidation preference of $15 per share and is convertible at any time at the holder's option into 5.2965 shares of the Company's common stock, after application of certain anti-dilution provisions. The purchaser of the Series B preferred stock also received options to purchase 187,500 of the Company's common stock at prices ranging from $6.00 to $8.60 per share, (Note 9), subject to adjustment, and the right to designate one nominee for a seat on the Board of Directors. The Series B convertible preferred stock has a number of restrictive covenants including requiring prior approval by the Company of the preferred stockholders for an increase in the size of the Board of Directors and before entering into any merger, joint venture, or distribution agreement.

VISTA INFORMATION SOLUTIONS, INC.

NOTES to CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8.      STOCKHOLDERS' EQUITY (CONTINUED)

SERIES C PREFERRED STOCK

Under the terms of the acquisition of VEI, the Company issued 646,146 shares of Series C preferred stock, which is convertible at any time at the holder's option into 5.2965 shares of the Company's common stock, after application of certain anti-dilution provisions. The Series C preferred stockholders are entitled to a liquidation preference of $16.718 per share and are entitled to elect two directors of the Company. In addition, the Series C preferred stockholders have other rights and preferences including the requirement of an affirmative vote of the holders of a majority of the outstanding shares of the Series C preferred stockholders to amend the Articles of Incorporation or the Bylaws of the Company or increase the size of the Board of Directors. During the years ended December 31, 1997 and 1996, 213,697 and 54,636 shares, respectively of the Series C preferred stock were converted into 1,131,847 and 273,180 shares of common stock.

SERIES D PREFERRED STOCK

During 1995, the Company issued 187,134 shares of Series D preferred stock to certain holders of Series C and Series B preferred stock for approximately $2,500,000. Each share of the Series D preferred stock is convertible at any time at the holder's option into 5.2965 shares of the Company's common stock, after application of certain anti-dilution provisions. The Series D preferred stock has a liquidation preference of $13.36 per share and other rights and preferences similar to the Series B and Series C preferred stock except that Series D preferred stockholders do not have the right to designate a director, but instead vote, on an as-if-converted basis, along with the holders of common stock in the election of directors of the Company.

SERIES E PREFERRED STOCK

In August 1997, the Board of Directors authorized the issuance of 2,500 shares of Series E convertible preferred stock at par value of $.01 and at a stated value and purchase price of $1,000 per share for an aggregate gross purchase price of $2,500,000. The purchaser is entitled to receive quarterly dividends of $30.00 per share which will increase by $5.00 per share each year after August 31, 2002. Management of the Company expects that the shares will be redeemed or converted prior to August 31, 2002. The Series E preferred shares are convertible into the Company's common stock at an initial conversion price of $5.50 per share. If the Company does not successfully close a registered public offering of the Company's common stock by June 30, 1998 in which, (i) the gross proceeds of the offering are at least $15,000,000 and (ii) the offering price per share is greater than $8.00 (Qualified Offering), the conversion price shall be adjusted to $4.00 per share. Series E preferred stock may be redeemed, at the option of the Company, at any time, provided the average closing bid price of the Company's common stock for the 20 consecutive trading days preceding the date of the redemption notice exceeds 200 percent of the Series E conversion price. The Series E preferred stock has a liquidation preference of $1,000 per share, plus unpaid dividends, and other rights and preferences similar to the Series B and Series C preferred stock except that Series E preferred stockholders vote on an as-if-converted basis, along with the holders of common stock in the election of directors of the Company.

VISTA INFORMATION SOLUTIONS, INC.

NOTES to CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8.      STOCKHOLDERS' EQUITY (CONTINUED)

SERIES F PREFERRED STOCK

In August 1997, the Board of Directors authorized the issuance of 2,500 shares of Series F convertible preferred stock at par value of $.01 and at a stated value and purchase price of $1,000 per share for an aggregate gross purchase price of $2,500,000 in a private placement. The Series F preferred stockholder is entitled to receive quarterly dividends of $30.00 per share which will increase by $5.00 per share for each year after August 31, 2002. Management of the Company expects that the shares will be redeemed or converted prior to August 31, 2002. The Series F preferred shares shall be convertible into the Company's common stock on or after the earlier of the closing of a Qualified Offering or July 1, 1998 at an initial conversion price of (i) 75 percent of the offering price in a successfully closed Qualified Offering or (ii) in the event the Qualified Offering is not closed prior to July 1, 1998, 75 percent of the average closing bid price for the Company's common stock for the 20 consecutive trading days prior to June 30, 1998. Series F preferred stock may be redeemed, at the option of the Company, at any time on or after June 30, 1998, provided the average closing bid price of the Company's common stock for the 20 consecutive trading days preceding the date of the redemption notice exceeds 200 percent of the Series F conversion price. The Series F preferred stock has a liquidation preference of $1,000 per share, plus unpaid dividends, and other rights and preferences similar to the Series B and Series C preferred stock except that Series F preferred stockholders vote on an as-if-converted basis, along with the holders of common stock in the election of directors of the Company.

DIVIDENDS DECLARED

The Board of Directors of the Company has approved the payment of dividends as they become payable in accordance with the Series E and F preferred stock agreement at a dividend rate of preferred stock Series E and Series F of $30.00 per share, payable quarterly. As of December 31, 1997, $200,000 of dividends have been declared of which $76,458 are payable.

BENEFICIAL CONVERSION FEATURE

The Series E and Series F preferred stock contains a beneficial conversion feature that is recognized as an amount equal to the difference between the conversion price and the fair value of the common stock at the date of issuance multiplied by the number of common shares into which the security is convertible. This amount is accounted for as a return to the preferred shareholders in a manner similar to a dividend and is therefore accreted from the date of issuance through the date the preferred stock is first convertible. The aggregate value of this conversion feature for Series E and F was $1,061,000 of which $560,606 has been accreted at December 31, 1997.

VISTA INFORMATION SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9.  STOCK OPTIONS AND INCENTIVE PLANS

At December 31, 1997, the Company has stock-based incentive plans which are described below. In addition, the Company has granted options and warrants outside of the plans to officers, directors, consultants and certain debt and equity holders. As permitted under generally accepted accounting principles, grants to employees are accounted for following APB 25 and related interpretations. Accordingly, no compensation cost is recognized for grants to employees under these plans when the option price is at least equal to the quoted market price on the date of grant. Had compensation cost for all awards in 1997 and 1996 under the stock-based compensation plans been determined based on the grant date fair values of awards (the method described in SFAS 123), reported net loss and loss per common share would have been as follows:


                                                                                      1997               1996
-------------------------------------------------------------------------------------------------------------------
Net (loss) attributable to common stockholders:
   As reported                                                               $      (6,357,106)       $  (6,498,712)
   Proforma                                                                         (6,621,597)          (6,582,168)

Basic and diluted net (loss) per share:
   As reported                                                               $           (0.87)       $       (1.12)
   Proforma                                                                              (0.90)               (1.14)


The proforma effects of applying SFAS 123 are not indicative of future amounts since, among other reasons, the proforma requirements of the Statement have been applied only to options granted after December 31, 1994.

The Company has a 1990 Stock Option Plan (the 1990 Plan) that reserved 15% of the then outstanding common stock for issuance. With the approval of the 1995 Stock Incentive Plan (the 1995 Plan) discussed below, the 1990 plan was terminated and accordingly, there were no further grants under the 1990 Plan.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997 and 1996: no dividend yield for 1997 or 1996; expected volatility of 56 to 85 percent and 58 to 68 percent; risk-free rates of 5.71 to 5.83 percent and 5.13 to 6.21 percent; and expected lives of two to five years for both 1997 and 1996.

The 1995 Plan provides for an annual automatic grant of 5,000 non-qualified options to non-employee members of the Board of Directors.

VISTA INFORMATION SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9.  STOCK OPTIONS AND INCENTIVE PLANS (CONTINUED)

A summary of the stock option activity under all of the aforementioned plans is as follows:


                                                          1997                                1996
                                          -------------------------------------------------------------------------
                                                                 WEIGHTED                             Weighted
                                                                 AVERAGE                              Average
                                                                 EXERCISE                             Exercise
              Fixed Options                   OPTIONS             PRICE           Options              Price
-------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year                1,204,733        $  2.04        1,374,345              $ 2.04
  Granted                                         538,500           5.14          194,500                2.04
  Exercised                                      (254,757)         (3.00)        (236,796)              (0.42)
  Expired/Surrendered                             (66,250)         (2.92)        (127,316)              (4.16)
                                          -------------------------------------------------------------------------

Outstanding at end of year                      1,422,226        $  2.94        1,204,733              $ 2.04
                                          -------------------------------------------------------------------------
                                          -------------------------------------------------------------------------

Exercisable at end of year                        784,226        $  2.14          719,898              $ 1.80
                                          -------------------------------------------------------------------------
                                          -------------------------------------------------------------------------

Weighted-average fair value per
   option of options granted
   during the year                                  $2.55                      $     0.64
                                          -------------------------------------------------------------------------
                                          -------------------------------------------------------------------------


A further summary about fixed options outstanding under these plans at December 31, 1997 is as follows:


                                                Options Outstanding                     Options Exercisable
                                  -------------------------------------------------------------------------------
                                                     Weighted
                                                      Average         Weighted                         Weighted
                                                     Remaining         Average                          Average
     Range of                          Number       Contractual       Exercise        Number           Exercise
        Exercise Prices             Outstanding    Life in Years        Price       Exercisable          Price
-----------------------------------------------------------------------------------------------------------------
$    0.00 to 2.00                        692,845           6.1            $0.54         478,595            $0.26
     2.01 to 4.00                        256,497           7.6             2.92         160,247             3.02
     4.01 to 6.00                        219,584           8.3             5.66          54,584             4.62
     6.01 to 8.00                        169,350           9.4             6.16           9,350             7.00
     8.01 to 10.00                        83,950           6.1             9.26          81,450             9.26
                                  -------------------------------------------------------------------------------
                                       1,422,226           7.1            $2.94         784,226            $2.14
                                  -------------------------------------------------------------------------------
                                  -------------------------------------------------------------------------------


VISTA INFORMATION SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9.  STOCK OPTIONS AND INCENTIVE PLANS (CONTINUED)

In addition, the Company has granted options and warrants for the purchase of common stock outside of the plans to officers, directors, consultants and certain debt and equity holders as follows (including all options and warrants to purchase common stock discussed in Notes 5 and 8 but excluding the effect of any conversion rights):


                                                           1997                                1996
                                            ---------------------------------------------------------------------
                                                                   WEIGHTED                           Weighted
                                                                   AVERAGE                             Average
                                                                   EXERCISE                           Exercise
                                                SHARES              PRICE           Shares              Price
-----------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year                  1,155,552             $ 1.68         969,484              $5.74
  Granted                                           734,512               1.32         731,484               0.16
  Exercised                                       (716,778)               (.22)            -                  -
Expired/Surrendered                                 (1,000)              (4.76)       (545,416)             (6.14)
                                            ---------------------------------------------------------------------
Outstanding at
   end of year                                    1,172,286             $ 2.54       1,155,552              $1.68
                                            ---------------------------------------------------------------------
                                            ---------------------------------------------------------------------

Exercisable at end of year                        1,172,286             $ 2.54       1,155,552              $1.68
                                            ---------------------------------------------------------------------
                                            ---------------------------------------------------------------------

Weighted average fair value per
   option/warrant of options and
   warrants granted during the year                  $ 0.20                         $     0.94
                                            ---------------------------------------------------------------------
                                            ---------------------------------------------------------------------


Of the 734,512 options and warrants granted in 1997, 80,000 options and warrants were at prices which were less than the market price at the date of grant (weighted average exercise price and fair value of $.02 and $1.48 per share), 184,898 options and warrants were at prices which were equal to the market price at the date of grant (weighted average exercise price and fair value of $1.38 and $.08 per share), and 469,614 options and warrants were at prices which exceeded the market price at the date of grant (weighted average exercise price and fair value of $1.52 and $.02 per share.) The majority of the shares granted in 1996 were at prices below market value in connection with finance company debt discussed in Note 5.

Management determined the fair value of warrants issued to non-employees considering the Black-Scholes method, the intrinsic value, the Company's financial condition and other factors considered appropriate.

A further summary about the options and warrants granted outside of the Company's formal plans outstanding at December 31, 1997 is as follows:


                                               Options and Warrants                    Options and Warrants
                                                    Outstanding                               Exercisable
                                  ---------------------------------------------------------------------------------
                                                     Weighted
                                                      Average         Weighted                         Weighted
                                                     Remaining         Average                          Average
Range of                               Number       Contractual       Exercise        Number           Exercise
   Exercise Prices                  Outstanding    Life in Years        Price       Exercisable          Price
-------------------------------------------------------------------------------------------------------------------
$0.00 to 2.00                           899,823             9            $1.42         899,823            $1.42
 2.01 to 4.00                            84,962           5.3             3.92          84,962             3.92
 4.01 to 6.00                            62,501             1             6.00          62,501             6.00
 6.01 to 8.00                            62,500             1             7.20          62,500             7.20
 8.01 to 10.0                            62,500             1             8.60          62,500             8.60
                               ---------------------------------------------------------------------------------
                                      1,172,286          7.43            $2.54       1,172,286            $2.54
                                  ---------------------------------------------------------------------------------
                                  ---------------------------------------------------------------------------------


VISTA INFORMATION SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9.  STOCK OPTIONS AND INCENTIVE PLANS (CONTINUED)

During 1997, the Board of Directors approved an extension of options held by a Series B preferred shareholder totalling 187,500 shares which had an original expiration date of December 31, 1997.

Not included in the above table are warrants granted in conjunction with current and prior extensions of the $898,928 of Convertible Subordinated Debentures which were converted in 1997 (See Note 8). The former noteholders have received aggregate warrants for the purchase of 23,306 shares of Series C preferred stock at exercises prices ranging from $16.00 to $25.08 per share of which 21,692 shares are outstanding at December 31, 1997.

SHARE CONTINGENCIES

During 1997 the Company executed numerous transactions involving stock conversions and warrants. Certain errors were made in the mathematical calculations of the conversions and application of the terms of the agreements. This resulted in the issuance of certain shares and warrants in excess of and below the contractual amounts. The Company intends to correct the number of shares and warrants issued by issuing additional shares in certain circumstances and requesting the return of certain shares and warrants. The amounts reflected in these consolidated financial statements represent the amounts that should have been issued under these arrangements. Management of the Company believes that the correction of these matters will not result in a material adjustment to the number of shares issued and outstanding.

NOTE 10.  SALE OF PRODUCTS

On February 1, 1996, the Company sold and licensed certain of the Company's software and service bureau products to a former officer of the Company. The purchase price is contingent and consists of royalty payments ranging from 5% to 25% on sales of related products for two years, commencing on February 1, 1996, with no minimum or maximum amounts. The net book value of the assets sold were not significant. Royalty payments for 1997 and 1996 were not significant.

NOTE 11.  INCOME TAXES

As of December 31, 1997, the Company has net operating loss carryforwards for federal income tax purposes of approximately $26,149,000 of which $19,500,000 is available at December 31, 1997 to offset future taxable income and which include carryforwards from VEI. These loss carryforwards expire in varying amounts through 2012. In addition, the Company has investment tax and research credit carryforwards of approximately $126,000. Future utilization of these loss credit carryforwards are subject to certain limitations under provisions of the Internal Revenue Code including limitations subject to
Section 382, which relates to a 50% change in control over a three year period, and are further dependent upon the Company attaining profitable operations. Shares issued to acquire VEI and shares issued in previous private placement transactions, have caused the Company to exceed the 50% change in control threshold. This has subjected the Company to limitations of annual net operating loss and credit carryforwards and may result in the expiration of a portion of these carryforwards before they can be utilized. The utilization of $6,600,000 of the Company's net operating loss carryforwards available to offset future taxable income is limited to approximately $302,000 in years 1997 through 2001 and $692,000 in years 2002 through 2008. In addition, these net operating losses, which were losses generated by VEI before the merger, can only be used to offset future VEI income.

VISTA INFORMATION SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11.  INCOME TAXES (CONTINUED)

A reconciliation of the effective tax rates with the federal statutory rate is as follows:


                                                                             Years Ended December 31,
                                                                               1997               1996
                                                                        -------------------------------------
Income tax benefit at statutory rate                                    $(1,959,000)            $(2,274,500)

Change in valuation allowance                                             2,275,000               2,640,500

State taxes                                                                (316,000)               (366,000)
                                                                        ------------------------------------
                                                                        $       -               $       -
                                                                        ------------------------------------
                                                                        ------------------------------------


The tax effect of temporary differences consisted of the following as of December 31:


                                                                                1997                   1996
                                                                       ------------------------------------------
Deferred tax assets:
  Net operating loss carryforwards                                      $ 10,389,000            $ 9,784,000
  Accrued development costs                                                      -                  195,000
  Compensation element of stock options issued                                95,000                 95,000
  Accrued payroll                                                             58,000                 45,000
  Allowance for doubtful accounts                                             76,000                115,000
  Tax credit carryforwards                                                   126,000                126,000
  Equipment and purchased software                                           309,000                170,000
  Accrued sales tax                                                           32,000                 32,000
  Other                                                                        3,000
                                                                       -------------------------------------
Gross deferred tax assets                                                 11,088,000             10,562,000
  Less valuation allowance                                               (10,954,000)            (8,679,000)
                                                                       -------------------------------------
                                                                       -------------------------------------
                                                                        $    134,000           $  1,883,000
                                                                       -------------------------------------

Deferred tax liabilities:
  Deferred rent                                                              (25,000)               (11,000)
  Acquired technology                                                       (109,000)            (1,872,000)
                                                                       -------------------------------------
                                                                            (134,000)            (1,883,000)
                                                                       -------------------------------------
                                                                        $        -             $        -

                                                                       -------------------------------------
                                                                       -------------------------------------


As of December 31, 1997, the Company has net operating loss carryforwards for federal income tax purposes expiring as follows:


1998                                        $          188,200
1999                                                   119,500
2000                                                    38,600
2001                                                    35,600
2002                                                    42,100
2003                                                   438,600
2004                                                 1,385,800
2005                                                 1,378,000
2006                                                 3,852,300
2007                                                 3,460,500
2008                                                 2,562,400
2009                                                 4,533,700
2010                                                 3,831,900
2011                                                 2,578,100
2012                                                 1,703,700
                                            -------------------
                                            $       26,149,000
                                            -------------------
                                            -------------------


NOTE 12.  401(k) AND PROFIT SHARING PLAN

Effective January 1, 1992 the Board of Directors adopted a 401(k) Plan ("the Plan") for its employees. Under the terms of the Plan, a participant may contribute, on a pre-tax basis, up to twenty percent (20%) of annual compensation, subject to IRS limitations. The Company may contribute to the Plan on behalf of each participant. The Company's contribution is discretionary and depends on the Company's profits and performance during the year.

At the same time, the Board of Directors adopted a Profit Sharing Plan for its employees. The Company's contribution is discretionary and depends on the Company's profits and performance during the year.

There were no contributions made by the Company to these Plans during the years ended December 31, 1997 or 1996.

NOTE 13.  ACCOUNTING PRONOUNCEMENTS ISSUED BUT NOT YET ADOPTED

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. In the past, the Company has not generated transactions considered part of "other comprehensive income."

In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS 131 establishes standards for reporting information about operating segments. It also establishes standards for disclosures about products and services, geographic areas, and major customers. Management is assessing the potential effect of segment reporting, but has not determined if the Company will be required to report operating segments.

SFAS 130 and 131 are effective for periods beginning after December 15, 1997, and require comparative information for earlier years to be restated. The implementation of these new standards will not affect the Company's results of operations or financial position, but may impact future financial statement disclosures.

In October 1997, the Accounting Standards Executive Committee issued Statement of Position (SOP) 97-2 "Software Revenue Recognition." SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. The SOP is effective for transactions in fiscal years beginning after December 15, 1997. Management of the Company has not determined whether the adoption of SOP 97-2 will have a material effect on the Company's consolidated financial statements.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     VISTA INFORMATION SOLUTIONS, INC.
                                     (registrant)



Dated:  March 30, 1998                By:      /s/ Thomas R. Gay
                                              -------------------------------
                                              Thomas R. Gay
                                              (Chief Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 30, 1998 by the following persons on behalf of the Company and in the capacities indicated.

                                              Signature and Title

                                              /s/ Thomas R. Gay
                                              -------------------------------
                                              Thomas R. Gay, Chief Executive
                                                Officer and  Director

                                              /s/ Jay D. Seid
                                              -------------------------------
                                              Jay D. Seid, Chairman of the Board

                                              /s/ Patrick A. Rivelli
                                              -------------------------------
                                              Patrick A. Rivelli, Director

                                              /s/ Martin F. Kahn
                                              -------------------------------
                                              Martin F. Kahn, Director

                                              /s/ Richard J. Freeman
                                              -------------------------------
                                              Richard J. Freeman, Director

                                              /s/ Robert Boscamp
                                              -------------------------------
                                              Robert Boscamp, Director

                                              /s/ Earl Gallegos
                                              -------------------------------
                                              Earl Gallegos, Director

                                              /s/ E. Stevens Hamilton
                                              -------------------------------
                                              Steven Hamilton
                                              (Principal Financial Officer)

                                              /s/ Brian Conn
                                              -------------------------------
                                              Brian Conn
                                              (Principal Accounting Officer)

                           VISTA INFORMATION SOLUTIONS, INC.
                            EXHIBIT INDEX TO ANNUAL REPORT
                                    ON FORM 10-KSB

                               FOR THE FISCAL YEAR ENDED
                                   DECEMBER 31, 1997

Item No.       Description                                          Method of Filing
-------        -----------                                          ----------------
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


4.3            Warrant Agreement..............................      Incorporated by reference to the Company's
                                                                    Registration Statement on Form 10 (File No. 0-20312).

4.4            Certificate of Designation of the Rights and
               Preferences of the Company's Series B
               Convertible Preferred Stock....................      Incorporated by reference to the Company's Quarterly
                                                                    Report on Form 10-QSB for the quarter ended September
                                                                    30, 1993 (File No. 0-20312).

4.5            Certificate of Designation of the Rights and
               Preferences of the Company's Series C
               Convertible Preferred Stock....................      Incorporated by reference to the Company's Current
                                                                    Report on Form 8-K filed March 7, 1995 (File No.
                                                                    0-20312).

4.6            Certificate of Designation of the Rights and
               Preferences of the Company's Series D
               Convertible Preferred Stock....................      Incorporated by reference to the Company's Current
                                                                    Report on Form 8-K filed March 7, 1995 (File No.
                                                                    0-20312).

4.9            Option Agreement by and among Paul S. Bachow
               Co-Investment Fund, L.P., Paul S.



               Bachow and the Company dated September 15,
               1993.........................................        Incorporated by reference to the Company's Annual
                                                                    Report on Form 10-KSB for the fiscal year ended
                                                                    June 30, 1993 (File No. 0-20312).

4.10           Rockwin Corp. Warrant Certificate dated
               September 3, 1993.............................       Incorporated by reference to the Company's
                                                                    Registration Statement on Form S-8 (File No.
                                                                    33-73212).

4.11           Grant Warfield Option Agreement dated
               October 3, 1991................................      Incorporated by reference to the Company's
                                                                    Registration Statement on Form S-8 (File No.
                                                                    33-73212).

4.12           Alex Tassos Warrant Agreements dated January 1,
               1993 and April 19, 1993........................      Incorporated by reference to the Company's
                                                                    Registration Statement on Form S-8 (File No.
                                                                    33-73212).

4.13           James Hovis Warrant Agreement dated
               December 10, 1993..............................      Incorporated by reference to the Company's
                                                                    Registration Statement on Form S-8 (File No.
                                                                    33-73212).

4.14           Purchase Agreement dated February 28, 1995
               among the Company and certain investors
               identified in the Agreement....................      Incorporated by reference to the Company's Annual
                                                                    Report on Form 10-K for the period ended December 31,
                                                                    1994 (File No. 0-20312).

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

4.16           Amendment to Subordinated Promissory Notes
               dated February 28, 1995 between the Company
               and certain persons listed on Exhibit A
               attached thereto..............................       Incorporated by reference to the Company's
                                                                    Annual Report on Form 10-K for the period ended
                                                                    December 31, 1995 (File No. 0-20312).

4.17           Form of Subordinated Convertible Debenture
               issued from October through December 1995......      Incorporated by reference to the Company's
                                                                    Annual Report on Form 10-K for the period ended
                                                                    December 31, 1995 (File No. 0-20312).

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

10.6           Office Building Lease modification dated
               March 9, 1997 by and between The Shidler
               Group and the Company..........................      Incorporated by reference to the Company's Annual
                                                                    Report on Form 10-K for the period ended December 31,
                                                                    1996 (File No. 0-20312).

10.8           Agreement of Lease dated current lease by and
               between the Company and Sibley Real Estate
               Services.......................................      Incorporated by reference to the Company's Annual
                                                                    Report on Form 10-K for the period ended December 31,
                                                                    1996 (File No. 0-20312).

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



10.19          Agreement for Services between Insurance
               Services Office, Inc. and the Company
               dated August 28, 1992.........................       Incorporated by reference to the Company's
                                                                    Annual Report on Form 10-KSB for the fiscal year
                                                                    ended June 30, 1993 (File No. 0-20312).

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

10.31          Agreement dated September 26, 1996 between the
               Company and Silicon Valley Bank regarding
               factoring of receivables.......................      Incorporated by reference to the Company's Annual
                                                                    Report on Form 10-K for the period ended December 31,
                                                                    1996 (File No. 0-20312).

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

10.35          Equipment Lease Agreement dated August 10,
               1995 between the Company and Ally Capital
               Corporation...................................       Incorporated by reference to the Company's
                                                                    Annual Report on Form 10-K for the period ended
                                                                    December 31, 1995 (File No. 0-20312).

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

10.37          Equipment Lease Agreement dated August 10,
               1995 between the Company and Ally Capital
               Corporation...................................       Incorporated by reference to the Company's
                                                                    Annual Report on Form 10-K for the period ended
                                                                    December 31, 1995 (File No. 0-20312).

21.1           List of subsidiaries of the Registrant.........      Filed herewith, page ___.

23.1           Consent of Independent Auditors................      Filed herewith, page ___.

                                         E-4