Form 10QSB
period 1998-03-31
VISTA INFORMATION SOLUTIONS INC
filed 1998-05-15
CIK 888793

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                     ---------------------------------------

                                   FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998
                                       or
             [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934 FOR
             THE TRANSITION PERIOD FROM ___________ TO ____________.

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

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO__

The number of shares of the Issuer's Common Stock, $.01 par value, outstanding on May 8, 1998 was 10,054,713.

Transitional Small Business Format (check one) YES  __ NO X

                                      INDEX



PART I         FINANCIAL INFORMATION                                                               PAGE
-----                                                                                              ----

ITEM 1.     FINANCIAL STATEMENTS

            CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31,                  3
            1998 AND 1997 (UNAUDITED)

            CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 1998 (UNAUDITED) AND DECEMBER                 4,5
            31, 1997

            CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31,                  6
            1998 AND 1997 (UNAUDITED)

            NOTES TO FINANCIAL STATEMENTS (UNAUDITED)                                                   7

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND                        8-10
            FINANCIAL CONDITION


PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.                                                                         11

ITEM 2.     CHANGES IN SECURITIES.                                                                     11

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.                                                           11

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.                                       11

ITEM 5.     OTHER INFORMATION.                                                                         11

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.                                                          11

SIGNATURES                                                                                             12

EXHIBIT INDEX                                                                                          13

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        VISTA INFORMATION SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                     THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                 1998                       1997
-----------------------------------------------------------------------      --------------             ------------
Revenues                                                                       $3,617,623                 $1,935,953

Cost of revenues                                                                  611,799                    605,205
                                                                               ----------                 ----------
                  Gross margin                                                  3,005,824                  1,330,748

Operating Expenses
        Sales and general and administrative                                    1,887,849                  1,375,340
        Research and development                                                  346,695                    218,097
        Depreciation and amortization                                             458,782                  1,177,056
                                                                               ----------                 ----------
                  Operating income (loss)                                         312,498                 (1,439,745)

        Interest  income (expense)                                                (51,595)                  (284,784)
        Other income (expense)                                                     (3,497)                    (9,677)
                                                                               ----------                 ----------

Net income (loss)                                                                $257,406                 (1,734,206)
                                                                               ----------                 ----------
                                                                               ----------                 ----------
Preferred stock dividends                                                         150,000                      -
Accretion of convertible preferred stock                                          250,000                      -
                                                                               ----------                 ----------

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS                            (142,594)                (1,734,206)
                                                                               ----------                 ----------
                                                                               ----------                 ----------

Basic and diluted net income (loss) per common share                               ($0.01)                    ($0.30)
                                                                               ----------                 ----------
                                                                               ----------                 ----------


Weighted average common shares outstanding                                      9,649,334                  5,841,214
                                                                               ----------                 ----------
                                                                               ----------                 ----------

See Notes to Financial Statements

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        VISTA INFORMATION SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                MARCH 31,              DECEMBER 31,
Assets                                                                            1998                     1997
-----------------------------------------------------------------------      --------------          ---------------
CURRENT ASSETS:
    Cash                                                                       $   31,983                 $  341,781
    Trade accounts receivable, less allowance for doubtful accounts
        of $179,141 and $191,500, respectively                                  3,188,207                  2,589,466
    Prepaid expenses and other assets                                             292,944                    272,030
                                                                               ----------                 ----------
        TOTAL CURRENT ASSETS                                                    3,513,134                  3,203,277

EQUIPMENT, FURNITURE AND SOFTWARE, AT COST:
    Equipment and furniture                                                     4,010,945                  3,767,826
    Purchased software                                                            567,005                    439,884
                                                                               ----------                 ----------
                                                                                4,577,950                  4,207,710
    Less accumulated depreciation                                              (2,996,592)                (2,810,435)
                                                                               ----------                 ----------
        NET EQUIPMENT, FURNITURE AND SOFTWARE                                   1,581,358                  1,397,275

ACQUIRED TECHNOLOGY AND ENVIRONMENTAL DATABASES
    less accumulated amortization of $11,996,024 and $11,728,609,
    respectively                                                                  318,784                    593,200

DEPOSITS                                                                          197,438                    185,134
                                                                               ----------                 ----------

                                                                               $5,610,714                 $5,378,886
                                                                               ----------                 ----------
                                                                               ----------                 ----------

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        VISTA INFORMATION SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                MARCH 31,               DECEMBER 31,
Liabilities and Stockholders' Equity                                              1998                      1997
-----------------------------------------------------------------------        -------------            ------------
CURRENT LIABILITIES:
    Current maturities of long-term obligations                                $  417,352                 $  391,872
    Accounts payable                                                              551,605                    497,744
    Deferred revenue                                                              237,050                    243,967
    Other current liabilities                                                     306,846                    426,323
                                                                               ----------                 ----------
        TOTAL CURRENT LIABILITIES                                               1,512,853                  1,559,906

LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES                                    512,084                    471,196


STOCKHOLDERS' EQUITY:
    Preferred stock, Series B convertible, par value $.01; liquidation value
        $3,000,000, authorized 200,000 shares;
        200,000 shares issued and outstanding                                        2,000                      2,000
    Preferred stock, Series C convertible, par value $.01;
        liquidation value $6,279,398, authorized 670,000 shares;
        375,607 shares issued and outstanding                                        3,756                      3,756
    Preferred stock, Series D convertible, par value $.01;
        liquidation value $2,499,977, authorized 240,000 shares;
        187,124 shares issued and outstanding                                        1,871                      1,871
    Preferred stock, Series E convertible, par value $.01;
        liquidation value $2,500,000, authorized, issued and
        outstanding 2,500 shares                                                        25                         25
    Preferred stock, Series F convertible, par value $.01;
        liquidation value $2,500,000, authorized issued and
        outstanding 2,500 shares                                                        25                         25
    Common stock, par value $.001; authorized 43,000,000 shares;
        issued and outstanding 1998; 9,649,335 and 1997;  9,440,956                189,848                    188,819
    Additional paid-in capital                                                  37,327,327                 37,197,769
    Accumulated deficit                                                         33,939,075                 34,046,481
                                                                               -----------                -----------
                                                                                 3,585,777                  3,347,784
                                                                               -----------                -----------
                                                                               $ 5,610,714                $ 5,378,886
                                                                               -----------                -----------
                                                                               -----------                -----------


                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        VISTA INFORMATION SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  THREE MONTHS ENDED
                                                                             MARCH 31            MARCH 31
                                                                               1998                1997
--------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                 257,406          (1,734,206)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                 186,157             177,268
    Write-off of acquired technology                                              274,416             999,669
    Amortization of SIRROM warrant value                                             -                 32,400
    Changes in current assets and liabilities:
         (Increase) decrease in:
           Accounts receivable - trade                                           (598,741)            (98,732)
           Prepaid expenses & other assets                                        (20,914)            (37,548)
        Increase (decrease) in:
           Trade accounts payable                                                  53,861              24,704
           Accrued compensation and employee benefits                              35,371             (20,271)
           Accrued interest                                                          -                 51,765
           Deferred revenue                                                        (6,917)             34,183
           Other current liabilities                                             (154,848)            126,418
                                                                                ---------           ---------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                25,791            (444,350)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of equipment and software                                          (370,240)           (359,865)
    Increase in other assets                                                      (12,304)            (16,955)
                                                                                ---------           ---------
NET CASH (USED) IN INVESTING ACTIVITIES                                          (382,544)           (376,820)
                                                                                ---------           ---------
                                                                                ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on long-term obligations                                             (93,632)            (78,868)
    Proceeds from long-term obligations                                           160,000             621,256
    Payments on note payable to bank                                                                  219,307
    Proceeds from SIRROM note payable
    Payments of preferred dividends                                              (150,000)
    Net proceeds from the issuance of preferred stock
    Proceeds from issuance of common stock                                        130,587               3,751
                                                                                ---------           ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                          46,955             765,446

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 (309,798)            (55,724)
Cash and cash equivalents at beginning of period                                  341,781              56,277
                                                                                ---------           ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         31,983                $553
                                                                                ---------           ---------
                                                                                ---------           ---------

                        VISTA Information Solutions, Inc.

             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
               THREE MONTHS AND THREE MONTHS ENDED MARCH 31, 1998
                                   (Unaudited)

--------------------------------------------------------------------------------

1.       BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, the interim financial statements include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for interim periods presented. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the operating results that will be achieved for the year or any other period. These statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997, the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1997, the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997 and the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997.

REVERSE STOCK SPLIT AND REINCORPORATION

         On January 27, 1998 the Company's Board of Directors approved a reincorporation of the Company in Delaware and a one-for-two reverse stock split. On March 17, 1998, the Company's stockholders approved the reincorporation and reverse stock split, which went into effect after the close of the market on March 27, 1998. All references to common shares, earnings (loss) per common share and conversion rates in the consolidated financial statements and in these notes have been restated to retroactively reflect the effect of the reverse split. In connection with the reincorporation of the Company as a Delaware corporation the par value of the common and preferred stock was changed to $.001 per share. The change in the par values is not reflected in the consolidated financial statements.

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

         This discussion and analysis contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and
Section 27A of the Securities Act of 1933, which are subject to the "safe harbor" created by that section. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Report. Additionally, statements concerning future matters such as the features, benefits and advantages of the Company's products, the development of new products, enhancements or technologies, business and sales strategies, competition and facilities needs and other statements regarding matters that are not historical are forward-looking statements. Such statements are subject to certain risks and uncertainties, limitation those discussed in "Risk Factors" section of Item 6 of this and the Company's actual future results could differ materially from those projected in the forward-looking statements. The Company assumes no obligation to update the forward-looking statements. Readers are urged to review and consider carefully the various disclosures made by the Company in this Report, which attempts to advise interested parties of the risks and factors that may affect the Company's business, financial condition and results of operations.

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

         On January 27, 1998 the Company's Board of Directors approved a reincorporation of the Company in Delaware and a one-for-two reverse stock split. On March 17, 1998, the Company's stockholders approved the reincorporation and reverse stock split, which went into effect after the close of the Market on March 27, 1998. All references to common shares, earnings (loss) per common share and conversion rates in the consolidated financial statements and in these notes have been restated to retroactively reflect the effect of the reverse split. In connection with the reincorporation of the Company as a Delaware corporation the par value of the common and preferred stock was changed to $.001 per share. The change in the par values is not reflected in the consolidated financial statements.

RESULTS OF OPERATIONS

COMPARISON OF THE PERIOD ENDED MARCH 31, 1998 TO THE PERIOD ENDED MARCH 31,
1997

Revenue

         Total revenues increased 87 percent from $1,936,000 for the three months ended March 31, 1997, to $3,618,000 for the three months ended March 31, 1998. This increase resulted from an increase in GUS revenue of $1,204,000 combined with increases in environmental revenue of $487,000. The increase in GUS revenue was attributed to the State Farm and Prudential agreements as well as increases in transactional revenue. Increases in environmental revenue are primarily due to an accumulation of StarView contracts. While the StarView service tends to reduce the revenue generated per transaction, the Company believes that it has been able to capture additional market share as a result of these contractual relationships.

Gross Margin

         Gross margins increased 126 percent from approximately $1,331,000 for the three months ended March 31, 1997 to approximately $3,006,000 for the three months ended March 31, 1998. Increases in GUS revenue (which has very low costs of sales) have been the primary reason for the increase in gross margin. Gross margins as a percentage of revenue also increased during this period primarily as a result of the transition of customers from the Company's traditional service bureau to the StarView desktop service, which has lower costs of sales.

Operating Expenses

         Total operating expenses decreased 3 percent from $2,770,000 for the three months ended March 31, 1997, to $2,693,000 for the three months ended March 31, 1998. This decrease is primarily the result of decreased amortization associated with the acquisition of Vista Environmental due to the termination of the VISTAEXPRESS system in September 1997 and the completion of the amortization of the remaining asset in February 1998. This decrease was partially offset by increases in selling, general and administrative and research and development expenses primarily as a result of increased costs associated with sales and marketing initiatives and the development of new technologies.

Interest Expense

         Interest expense decreased 82 percent from $285,000 for the three months ended March 31, 1997, to $52,000 for the three months ended March 31, 1998. This decrease is generally due the the retirement of several debt instruments in 1997. The Company currently has no long-term debt obligations with the exception of several capital equipment leases.

         The Company had no taxable income and, accordingly, recorded no provision for income taxes during the three months ended March 31, 1998 and 1997.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities for the three months ended March 31, 1998 was approximately $26,000 compared to net cash used in operations of approximately $444,000 during the three months ended March 31, 1997. Improved profitability for this period was the primary reason for this increase. This was partially offset by increases in accounts receivable of approximately $599,000 during the three months ended March 31, 1998 as a result of the increased sales for the period.

         Net cash used in investing activities for the three months ended March 31, 1998 was approximately $383,000 compared to $377,000 for the three months ended March 31, 1997. The Company expects that investments in computer and other technological equipment will increase during 1998 as it undertakes significant development projects. This statement is forward-looking and is subject to risks and uncertainties including, but not limited to, the Company's ability to fund these projects from operations or to secure debt or equity financing.

         Net cash provided by financing activities was approximately $47,000 during the three months ended March 31, 1998, compared to $765,000 during the three months ended March 31, 1997. Proceeds from capital leases and from the exercise of employee stock options were the primary source of cash from financing activities.

         The Company has entered into an agreement for a commercial credit facility of $1,500,000 with Silicon Valley Bank. Borrowings under this facility would bear interest at 0.5 percent above the Prime Lending Rate published by Silicon Valley Bank. If the Company earns a positive net profit, after taxes, for one quarter the interest rate would be adjusted to 0.25 percent above the Prime Lending Rate. Borrowings under this agreement are secured by substantially all the assets of the Company. To date, the Company has made no borrowings under this facility.

         The Company believes that cash provided by operations combined with borrowing instruments discussed above will be sufficient to fund its operations through 1998. Factors impacting this forward looking information are the levels of the Company's overall revenues and overhead expenses and changes in the Company's accounts receivable and accounts payable turnover. If revenues do not increase as anticipated, the Company may need to raise additional debt or equity financing to meet its operating capital needs. In addition, the Company may need to raise additional capital in the future to meet various strategic growth and research and development initiatives. There can be no assurance that the Company will be able to obtain any required additional funding on satisfactory terms, if at all. If the additional funding is not obtained, the Company will seek alternative sources of debt and/or equity financing and, to the extent necessary, will reduce overhead expenditures.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         After the close of business on March 27, 1998, the Company reincorporated as a Delaware corporation and effected a 1-for-2 reverse stock of its Common Stock.

ITEM 2.  CHANGES IN AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On March 17, 1998, the Company held a special meetng of shareholders to: (i) consider proposals to reincorporate in Delaware, (ii) effect a one-for-two reverse stock split of its outstanding shares of Common Stock and
(iii) approve form of Indemnification Agreements with its directors and officers. These proposals received the following number of votes:

                                                 For      Against   Abstain    Unvoted
                                              ---------   -------   -------   ---------
i)   Reincorporation in Delaware              5,301,942    29,618   341,167   4,475,387
ii)  One for two reverse stock split          7,749,391   333,460   292,368   1,772,896
iii) Approval of Indemnification Agreements   7,800,345   214,644   360,230   1,772,896

ITEM 5.  OTHER INFORMATION

         On January 27, 1998, the Board of Directors for the Company elected Mr. Earl Gallegos as a Member of the Board.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   a)    Exhibits:

         The exhibits to this Form 10-QSB are listed in the Exhibit Index on page 15 of this Report.

   b) Reports on Form 8-K.

         None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               VISTA INFORMATION SOLUTIONS, INC.
                                        (REGISTRANT)



DATE: March 15, 1998               By    /s/ E. Stevens Hamilton
      --------------                     --------------------------
                                         E. Stevens Hamilton
                                         Chief Financial Officer
                                         (Principal Financial Officer)

DATE: March 15, 1998               By    /s/Brian Dean Conn
     ---------------                     ---------------------------
                                         Brian Dean Conn
                                         Controller
                                         (Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit
Number      Description                        Location
------      -----------                        --------
 3.1        Certificate of Incorporation       Incorporated by reference to the
                                               exhibits to the Definitive Proxy
                                               Statement for the Special Meeting
                                               of Shareholders held on March 17,
                                               1998

            Bylaws                             Incorporated by reference to the
                                               exhibits to the Definitive proxy
                                               Statement for the Special Meeting
                                               of Shareholders held on March 17,
                                               1998

27.1        Financial Data Schedule            Filed electronically
