Form 10-Q
period 1998-06-30
VISTA INFORMATION SOLUTIONS INC
filed 1998-08-14
CIK 888793

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                    ---------------
                                     FORM 10-QSB

               [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998
                                          or
               [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM ___________ TO ____________.

                             COMMISSION FILE NO. 0-20312

                                    ---------------

                          VISTA INFORMATION SOLUTIONS, INC.
          (Exact name of small business issuer as specified in its charter)

          DELAWARE                                        41-1293754
(State or other jurisdiction of              (I.R.S. Employer Identification No.)
Incorporation or organization)


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


Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.      YES  X   NO
                                                        ---     ---

The number of shares of the Issuer's Common Stock, $.001 par value, outstanding on August 11, 1998 was 12,560,019.

Transitional Small Business Format (check one) YES  __    NO  X
                                                   ---       ---

                                     INDEX

PART I    FINANCIAL INFORMATION                                                     PAGE
------                                                                              ----
ITEM 1.   FINANCIAL STATEMENTS

          CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS AND SIX
          MONTHS ENDED JUNE 30, 1998 AND 1997 (UNAUDITED)                              3

          CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 1998 (UNAUDITED) AND
          DECEMBER 31, 1997                                                          4,5

          CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30,
          1998 AND 1997 (UNAUDITED)                                                    6

          NOTES TO FINANCIAL STATEMENTS (UNAUDITED)                                    7


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS             8-11


PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                                           12

ITEM 2.   CHANGES IN SECURITIES                                                       12

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                             12

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                         12

ITEM 5.   OTHER INFORMATION                                                           12

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                            12


SIGNATURES                                                                            13

EXHIBIT INDEX                                                                         14

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        VISTA INFORMATION SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                      JUNE 30,                               JUNE 30,
                                                              1998                1997                1998             1997
--------------------------------------------------------------------------------------------------------------------------------
Revenues                                                   $3,642,732         $2,626,267          $7,260,355         $4,562,220

Cost of revenues                                              865,259            567,358           1,477,058          1,172,563
                                                           ----------        -----------          ----------        -----------
                         Gross margin                       2,777,473          2,058,909           5,783,297          3,389,657

Operating Expenses
          Sales and general and administrative              2,215,004          1,442,752           4,102,853          2,812,621
          Research and development                            274,700            215,306             621,395            433,403
          Depreciation and amortization                       181,952          1,196,299             640,734          2,373,355
                                                           ----------        -----------          ----------        -----------
                         Operating income (loss)              105,817           (795,448)            418,315         (2,229,722)

          Interest (expense)                                  (32,613)          (285,530)            (84,208)          (575,785)
          Other (expense)                                      (2,243)            (1,138)             (5,740)           (10,815)
                                                           ----------        -----------          ----------        -----------

Net income (loss)                                             $70,961        $(1,082,116)           $328,367        $(2,816,322)
                                                           ----------        -----------          ----------        -----------
                                                           ----------        -----------          ----------        -----------

Preferred stock dividends                                     150,000                  -             300,000                  -
Accretion of convertible preferred stock                      250,000                  -             500,000                  -
                                                           ----------        -----------          ----------        -----------

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON
STOCKHOLDERS                                                $(329,039)       $(1,082,116)          $(471,633)       $(2,816,322)
                                                           ----------        -----------          ----------        -----------
                                                           ----------        -----------          ----------        -----------

Basic and diluted net income (loss) per common
share                                                          $(0.03)            $(0.17)             $(0.05)            $(0.45)
                                                           ----------        -----------          ----------        -----------
                                                           ----------        -----------          ----------        -----------

Weighted average common shares outstanding                 10,026,876          6,346,403           9,821,445          6,256,939
                                                           ----------        -----------          ----------        -----------
                                                           ----------        -----------          ----------        -----------

See Notes to Financial Statements

                          PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        VISTA INFORMATION SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                     JUNE 30,        DECEMBER 31,
Assets                                                                 1998              1997
-------------------------------------------------------------------------------------------------
CURRENT ASSETS:
     Cash                                                             $151,176          $341,781
     Trade accounts receivable, less allowance
          for doubtful accounts of $180,000                          3,566,189         2,589,466
          and $190,000, respectively
     Prepaid expenses and other assets                                 374,710           272,030
                                                                    ----------        ----------
          TOTAL CURRENT ASSETS                                       4,092,075         3,203,277

EQUIPMENT, FURNITURE AND SOFTWARE:
     Equipment and furniture                                         4,208,208         3,767,826
     Purchased software                                                921,602           439,884
                                                                    ----------        ----------
                                                                     5,129,810         4,207,710
     less accumulated depreciation                                  (3,138,697)       (2,810,435)
                                                                    ----------        ----------
          NET EQUIPMENT, FURNITURE AND  SOFTWARE                     1,991,113         1,397,275

ACQUIRED TECHNOLOGY, ENVIRONMENTAL DATABASES AND GOODWILL              520,540           593,200

     less accumulated amortization of
     $12,060,000 and $11,729,000, respectively

DEPOSITS                                                               268,478           185,134
                                                                    ----------        ----------
                                                                    $6,872,206        $5,378,886
                                                                    ----------        ----------
                                                                    ----------        ----------

See notes to financial statements

                          PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        VISTA INFORMATION SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                        JUNE 30,        DECEMBER 31,
Liabilities and Stockholders' Equity                                                      1998              1997
--------------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES:
     Note payable to bank                                                                $400,000          $    -
     Current maturities of long-term obligations                                          455,767           391,872
     Accounts payable and accrued expenses                                                790,034           497,744
     Deferred revenue                                                                     176,350           243,967
     Other current liabilities                                                            523,290           426,323
                                                                                      -----------       -----------
          TOTAL CURRENT LIABILITIES                                                     2,345,441         1,559,906

LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES                                            451,872           471,196

STOCKHOLDERS' EQUITY:
     Preferred stock, Series B convertible, par value $.01; liquidation value $3,000,000, authorized 200,000 shares; 200,000 shares
         issued and outstanding                                                             2,000             2,000
     Preferred stock, Series C convertible, par value $.01; liquidation value $6,279,398, authorized 670,000 shares; 375,607 shares
         issued and outstanding                                                             3,756             3,756
     Preferred stock, Series D convertible, par value $.01; liquidation value $2,499,977, authorized 240,000 shares; 187,124 shares
          issued and outstanding                                                            1,871             1,871
     Preferred stock, Series E convertible, par value $.01; liquidation
          value $2,500,000, authorized, issued and outstanding 2,500 shares                    25                25
     Preferred stock, Series F convertible, par value $.01; liquidation
           value $2,500,000, authorized issued and outstanding 2,500 shares                    25                25
     Common stock, par value $.001; authorized 43,000,000 shares; issued
           and outstanding 1998; 10,075,225 shares and 1997; 9,440,956 shares             190,232           188,819
     Additional paid-in capital                                                        38,524,245        37,197,769
     Accumulated deficit                                                              (34,647,261)      (34,046,481)
                                                                                      -----------       -----------
                                                                                        4,074,893         3,347,784
                                                                                      -----------       -----------
                                                                                       $6,872,206        $5,378,886
                                                                                      -----------       -----------
                                                                                      -----------       -----------

See notes to financial statements

                          PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        VISTA INFORMATION SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          SIX MONTHS ENDED
                                                                                      JUNE 30         JUNE 30
                                                                                        1998           1997
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                    $ 328,367      $(2,816,322)
Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                                 659,677        2,373,235
         Amortization of SIRROM warrant value                                                -           64,800
         Changes in current assets and liabilities:
                  (Increase) decrease in:
                          Accounts receivable & trade                                 (889,723)        (417,068)
                          Prepaid expenses and other assets                            (99,680)        (160,257)
                  Increase (decrease) in:
                          Trade accounts payable                                       271,289          190,675
                          Accrued compensation and employee benefits                   263,886          (52,624)
                          Accrued interest                                                   -             (433)
                          Deferred revenue                                             (67,617)         (32,228)
                          Other current liabilities                                   (166,919)         (10,728)
                                                                                     ----------      -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                    299,280         (860,950)

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchases and development of equipment and software                          (660,005)        (465,887)
         Increase in other assets                                                      (83,344)         (21,804)
                                                                                     ----------      -----------
NET CASH (used in) INVESTING ACTIVITIES                                               (743,349)        (487,691)
                                                                                     ----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Payments on long-term obligations                                            (217,523)        (227,682)
         Proceeds from long-term obligations                                                          1,021,862
         Net proceeds from note payable to bank                                        400,000          337,058
         Payments on retirements of debentures                                               -         (545,901)
         Payments of preferred dividends                                              (300,000)               -
         Proceeds from issuance of common stock                                        370,987          710,239
                                                                                     ----------      -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                              253,464        1,295,576

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      (190,605)         (53,065)
Cash and cash equivalents at beginning of period                                       341,781           56,277
                                                                                     ----------      -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $ 151,176       $    3,212
                                                                                     ----------      -----------
                                                                                     ----------      -----------

See notes to financial statements

                       VISTA Information Solutions, Inc.
             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
                THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998
                                  (Unaudited)
-------------------------------------------------------------------------------
1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, the interim financial statements include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for interim periods presented. Operating results for the three months and six months ended June 30, 1998 are not necessarily indicative of the operating results that will be achieved for the year or any other period. These statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 and the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998.

2.   REVERSE STOCK SPLIT AND REINCORPOTATION

     On January 27, 1998 the Company's Board of Directors approved a reincorporation of the Company in Delaware and a one-for-two reverse stock split of its Common Stock. On March 17, 1998, the Company's stockholders approved the reincorporation and reverse stock split, which went into effect after the close of the market on March 27, 1998. All references to common shares, earnings (loss) per common share and conversion rates in the consolidated financial statements and in these notes have been restated to retroactively reflect the effect of the reverse split. In connection with the reincorporation of the Company as a Delaware corporation the par value of the common and preferred stock was changed to $.001 per share. The change in the par values is not reflected in the consolidated financial statements.

3.   ACQUISITION OF ENSITE CORPORATION

     On April 8, 1998, the Company acquired all the outstanding stock of ENSITE Corporation of Denver (DBA "Entrac") in exchange for newly issued common shares of the Company. Under the terms of the agreement, the stockholder of Entrac received 67,500 shares of common stock. The Company engaged an outside valuation consultant to determine the fair value of the securities issued. The value was determined to be $5.63 per share, which represented a 25% discount from the market price of the Company's common stock on the acquisition date. The acquisition has been accounted for as a purchase, and accordingly, the operating results of Entrac have been included in the operating results of the Company from the date of acquisition. The total purchase price was calculated as follows:

Fair value of common stock issued                              $    379,688
  Less excess of assets over liabilities                             70,500
     TOTAL PURCHASE PRICE, ALLOCATED TO GOODWILL              $     309,188

3.   CAPITALIZED SOFTWARE COSTS

     Statement of Position No. 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1") was adopted by the Company on January 1, 1998. SOP 98-1 establishes the accounting practice for the capitalization of certain costs incurred in connection with the acquisition or development of computer software to be used for internal purposes.

     In accordance with SOP 98-1, the Company has recorded approximately $322,000 of capitalized costs in connection with the acquisition and development of computer software to be used by the Company solely for internal purposes. Such costs incurred through June 30, which generally consist of purchased software costs as well as direct payroll and related costs incurred in the internal developmenet of computer software, are being amortized on a straight-line basis over the estimated useful lives of the related assets, generally three years. As of June 30, 1998, management of the Company determined that there had been no impairment of these assets.

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

     This discussion and analysis contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, which are subject to the "safe harbor" created by that section. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Report. Additionally, statements concerning future matters such as the features, benefits and advantages of the Company's products, the development of new products, enhancements or technologies, business and sales strategies, competition and facilities needs and other statements regarding matters that are not historical are forward-looking statements. Such statements are subject to certain risks and uncertainties and the Company's actual future results could differ materially from those projected in the forward-looking statements. The Company assumes no obligation to update the forward-looking statements. Readers are urged to review and consider carefully the various disclosures made by the Company in this Report, which attempts to advise interested parties of the risks and factors that may affect the Company's business, financial condition and results of operations.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 TO THE THREE AND SIX MONTHS ENDED JUNE 30, 1997

REVENUE

     Total revenues increased 39 percent from $2,626,000 for the three months ended June 30, 1997, to $3,643,000 for the three months ended June 30, 1998 and increased 59 percent from $4,562,000 for the six months ended June 30, 1997, to $7,260,000 for the six months ended June 30, 1998. The second quarter increase resulted from an increase in GUS revenue of $353,000 combined with increases in environmental revenue of $664,000. The increase in GUS revenue was attributed to increases in transactional revenue as well as revenue from testing of the GUS system by certain major insurance underwriters. Increases in environmental revenue are primarily due to an accumulation of StarView contracts. While the StarView service tends to reduce the revenue generated per transaction, the Company believes that it has been able to capture additional market share as a result of these contractual relationships. The increase in revenue for the six month period consisted of increases in GUS revenue of $1,334,000 combined with increases in environmental revenue of $1,364,000 and were principally the result of the factors affecting the revenue increase in the second quarter.

Gross Margin

     Gross margins increased 35 percent from approximately $2,059,000 for the three months ended June 30, 1997 to approximately $2,777,000 for the three months ended June 30, 1998 and increased 71 percent from $3,390,000 for the six months ended June 30, 1997 to $5,783,000 for the six months ended June 30, 1998. Previously discussed increases in GUS and StarView revenue (which have lower costs of sales) have been the primary reason for the increase in gross margin.

     Gross margin as a percent of revenue decreased from 78 to 76 percent of revenue for the three months ended June 30, 1997 and June 30, 1998, respectively and increased from 74 to 80 percent of revenue for the six months ended June 30, 1997 and June 30, 1998, respectively. The decrease in gross margin as a percent of revenue in the second quarter was primarily due new, "whole product" selling strategies in 1998, which resulted in increased revenue from resale products, particularly in the second quarter. These products typically have substantially lower gross margins than the Company's traditional information services. The increase in gross margin as a percent of revenue for the six month period is due to a dramatic increase in GUS revenue following the State Farm Agreement in March 1997.

Operating Expenses

     Total operating expenses decreased 6 percent from $2,854,000 for the three months ended June 30, 1997, to $2,672,000 for the three months ended June 30, 1998 and decreased 5 percent from $5,619,000 for the six months ended June 30, 1997, to $5,365,000 for the six months ended June 30, 1998. This decrease is primarily the result of decreased amortization of acquired technology associated with the acquisition of Vista Environmental due to the completion of the amortization in February 1998. This decrease was partially offset by increases in selling, general and administrative and research and development expenses primarily as a result of increased costs associated with sales and marketing initiatives and the development of new technologies.

Interest Expense

     Interest expense decreased 89 percent from $286,000 for the three months ended June 30, 1997, to $33,000 for the three months ended June 30, 1998 and decreased 85 percent from percent from $576,000 for the six months ended June 30, 1997 to $84,000 for the six months ended June 30, 1998. This decrease is generally due to the retirement of several debt instruments in 1997.

     As of December 31, 1997, the Company has net operating loss carryforwards for federal income tax purposes of approximately $26,149,000 of which $19,500,000 is available at December 31, 1997 to offset future taxable income and, accordingly, recorded no provision for income taxes during the three months and six months ended June 30, 1998 and 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities for the six months ended June 30, 1998 was approximately $299,000 compared to net cash used in operations of approximately $861,000 during the six months ended June 30, 1997. Improved profitability for this period was the primary reason for this increase. This was partially offset by increases in accounts receivable of approximately $890,000 during the six months ended June 30, 1998 as a result of the increased sales for the period.

     Net cash used in investing activities for the six months ended June 30, 1998 was approximately $743,000 compared to $488,000 for the six months ended
June 30, 1997.   Substantial investments in computer systems combined with
the capitalized development of internal-use software were the primary reasons for the increase. The Company expects that investments in computer and other technological equipment will increase during 1998 as it undertakes significant development projects. This statement is forward-looking and is subject to risks and uncertainties including, but not limited to, the Company's ability to fund these projects from operations or to secure debt or equity financing.

     Net cash provided by financing activities was approximately $253,000 during the six months ended June 30, 1998, compared to $1,296,000 during the six months ended June 30, 1997. Borrowings on the Silicon Valley Bank loan and proceeds from the exercise of employee stock options were the primary source of cash from financing activities during the first half of 1998.

     The Company has entered into an agreement for a commercial credit facility of $1,500,000 with Silicon Valley Bank in March 1998. Borrowings under this facility bear interest at 0.5 percent above the Prime Lending Rate published by Silicon Valley Bank. If the Company earns a positive after-tax net profit,, for one quarter, the interest rate will be adjusted to 0.25 percent above the Prime Lending Rate. Borrowings under this agreement are secured by substantially all the assets of the Company.

     The Company believes that cash provided by operations combined with borrowing facilities discussed above will be sufficient to fund its operations through 1998. Factors impacting this forward-looking information are the levels of the Company's overall revenues and overhead expenses and changes in the Company's accounts receivable and accounts payable turnover. If revenues do not increase as anticipated, the Company may need to raise additional debt or equity financing to meet its operating capital needs. In addition, the Company may need to raise additional capital in the future to meet various strategic growth and research and development initiatives.
There can be no assurance that the Company will be able to obtain any required additional funding on satisfactory terms, if at all. If the additional funding is not obtained, the Company will seek alternative sources of debt and/or equity financing and, to the extent necessary, will reduce overhead expenditures.

RISK FACTORS

     IN ADDITION TO THE OTHER INFORMATION IN THIS REPORT, THE FOLLOWING FACTORS (AS WELL AS OTHER FACTORS NOT LISTED) HAVE THE POTENTIAL TO MATERIALLY AFFECT THE COMPANY'S FUTURE OPERATIONS.

     COMPETITION. The Company's environmental risk information service operates in a highly competitive environment. The ability of competitors to gain market share from VISTA or to drive down prices for environmental risk information may affect the profitability of the Company.

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

     DEPENDENCE ON ISO FOR GUS REVENUES. The Company's 15 year agreement with ISO grants ISO the exclusive sales and marketing rights for GUS services. Sales of the Company's GUS product line are dependent upon ISO's ability to penetrate this industry segment.

     INTEGRATION OF OPERATIONS. The Company may embark on future strategic initiatives such as acquisitions, joint ventures or other alliances, which may require significant integration of operations to realize the anticipated benefits of such initiatives. Integration of operations may include research and development, sales and marketing, finance and administration and product lines and would present significant challenges to the management of the Company. There can be no assurance that any integration process will be successful or that the anticipated benefits of an integration would be realized. Similarly, there can be no assurance that the stockholders of the Company would achieve value through share ownership greater than they would have achieved as stockholders of the Company had no integration process been undertaken. Difficulties encountered in any integration process may include coordinating geographically-separated operations, retention of key management or staff personnel and the integration of different technologies. Furthermore, the dedication of management resources to an integration process may detract attention from the day-to-day operations of the company.

     YEAR 2000 COMPLIANCE. Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date codes fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and/or software used by organizations may need to be upgraded to comply with the "Y2K" requirements. There is significant uncertainty in the software and information services industries concerning the potential effects associated with such compliance. While the Company believes that its systems are compatible with Y2K applications, there can be no assurance that all Company systems will function properly in all operating environments and on all platforms. The failure of a customer's system could involve the Company in costly repair activities and affect future revenues, both of which would have an adverse effect on the Company's business, financial condition and results of operations. Moreover, other software or systems used by the Company's customers may not be Y2K compliant, which could cause system failures for those or other sources or interactions between the various systems. As a result, the Company may be involved in disputes with vendors to various customers concerning the responsibility for any system failures. Additionally, any revenues associated with the number of uses of the Company's information services could be adversely affected by operating system failures affecting those potential customers and users. As a result, the failure to comply with Y2K requirements by systems not designed by the Company may also have a material adverse effect on the Company's business, financial condition and results of operations. The Company is currently developing and implementing a plan to identify and address potential difficulties and associated Y2K issues and does not expect to expend any significant funds as a result of these issues.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     (c) On April 8, 1998, the Company issued 67,500 shares of Common Stock to the single shareholder of ENSITE Corporation of Denver ("Entrac") as part of a merger transaction in which Entrac became a wholly-owned subsidiary of the Company. These shares were issued pursuant to the exemption from registration provided by section 4(2) of the Securities Act, in reliance in part on the investment representations of the shareholder of Entrac.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None

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

                                       VISTA INFORMATION SOLUTIONS, INC.
                                                     (REGISTRANT)



DATE: August 14, 1998                       By   /s/ E. Stevens Hamilton
      ---------------                           -------------------------------
                                                 E. Stevens Hamilton
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)

DATE: August 14, 1998                       By   /s/ Brian Dean Conn
      ---------------                           -------------------------------
                                                 Brian Dean Conn
                                                 Controller
                                                 (Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit
Number              Description                       Location
-------             -----------                       --------
27.1                Financial Data Schedule.........  Filed electronically