Form 10-Q
period 1998-09-30
VISTA INFORMATION SOLUTIONS INC
filed 1998-11-16
CIK 888793

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                             ---------------------------
                                     FORM 10-QSB

               [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
                                         or
             [  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM ___________ TO ____________.

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


Indicate by check marke whether the Issuer (I) has filed has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X   NO
    ---     ---

The number of shares of the Issuer's Common Stock, $.001 par value, outstanding on November 11, 1998 was 11,110,463

Transitional Small Business Format (check one)  YES      NO X
                                                   ---     ---

                                        INDEX

PART I    FINANCIAL INFORMATION                                       PAGE
                                                                      ----
 ITEM 1.  FINANCIAL STATEMENTS

          CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
          MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998
          AND 1997 (UNAUDITED)                                            3

          CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 1998
          AND DECEMBER 31, 1997 (UNAUDITED)                             4,5

          CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE
          MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 (UNAUDITED)          6,7

          NOTES TO FINANCIAL STATEMENTS (UNAUDITED)                     8,9

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
          OPERATIONS                                                  10-14


PART II.  OTHER INFORMATION

 ITEM 1.  LEGAL PROCEEDINGS                                              15

 ITEM 2.  CHANGES IN SECURITIES                                          15

 ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                15

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            15

 ITEM 5.  OTHER INFORMATION                                              15

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                               15

SIGNATURES                                                               16

EXHIBIT INDEX                                                            17

                            PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          VISTA INFORMATION SOLUTIONS, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS



                                                   THREE MONTHS ENDED               NINE MONTHS ENDED
                                                      SEPTEMBER 30,                    SEPTEMBER 30,
                                                1998               1997           1998               1997
------------------------------------------------------------------------------------------------------------
 Revenues                                    $3,776,590         $2,650,453     $11,036,945        $7,212,673

 Cost of revenues                               974,826            588,453       2,451,884         1,761,016
                                            -----------        -----------     -----------       -----------
               Gross margin                   2,801,764          2,062,000       8,585,061         5,451,657

 Operating Expenses
     Sales, General and Administrative        2,899,769          1,756,869       7,002,622         4,569,490
     Research and development                   311,940            258,964         933,336           692,367
     Depreciation and amortization              464,913          2,098,899       1,105,647         4,472,254
     Purchased in-process technology          2,900,000                          2,900,000
     Restructuring costs                      1,360,932                          1,360,932
                                            -----------        -----------     -----------       -----------
               Operating (loss)              (5,135,790)        (2,052,732)     (4,717,476)       (4,282,454)

     Interest expense                          (106,025)          (823,295)       (190,233)       (1,399,080)
     Other income (expense)                     (12,723)            (7,994)        (18,462)          (18,809)
                                            -----------        -----------     -----------       -----------

 Net (loss) before minority interest         (5,254,538)       $(2,884,021)     (4,926,171)       (5,700,343)

 Minority interest share of net loss             80,493                             80,493

 Preferred stock dividends                     (150,000)             -            (450,000)            -
 Accretion of convertible preferred stock       -                    -            (500,000)            -
                                            -----------        -----------     -----------       -----------

 NET (LOSS) ATTRIBUTABLE TO COMMON
 STOCKHOLDERS                               $(5,324,045)       $(2,884,021)    $(5,795,678)      $(5,700,343)
                                            -----------        -----------     -----------       -----------
                                            -----------        -----------     -----------       -----------

 Basic and diluted net (loss) per common
 share                                           $(0.49)            $(0.43)         $(0.57)           $(0.87)
                                            -----------        -----------     -----------       -----------
                                            -----------        -----------     -----------       -----------


 Weighted average common shares
 outstanding                                 10,787,183          6,713,587      10,151,950         6,529,731
                                            -----------        -----------     -----------       -----------
                                            -----------        -----------     -----------       -----------

 See Notes to Financial Statements

                            PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          VISTA INFORMATION SOLUTIONS, INC.
                             CONSOLIDATED BALANCE SHEETS


                                                                          SEPTEMBER 30,  DECEMBER 31,
ASSETS                                                                         1998          1997
-----------------------------------------------------------------------------------------------------
CURRENT ASSETS:
   Cash                                                                      $285,726       $341,781
   Trade accounts receivable, less allowance for doubtful accounts
      of $548,000 and $190,000, respectively                                3,732,243      2,589,466
   Prepaid expenses and other assets                                          269,755        272,030
                                                                          -----------     ----------
      TOTAL CURRENT ASSETS                                                  4,287,724      3,203,277

EQUIPMENT, FURNITURE AND SOFTWARE:
   Equipment and furniture                                                  4,210,264      3,767,826
   Purchased software                                                         974,271        439,884
                                                                          -----------     ----------
                                                                            5,184,535      4,207,710
   less accumulated depreciation                                           (2,563,100)    (2,810,435)
                                                                          -----------     ----------
      NET EQUIPMENT, FURNITURE AND SOFTWARE                                 2,621,435      1,397,275

ACQUIRED TECHNOLOGY, ENVIRONMENTAL DATABASES AND GOODWILL                   3,826,169        593,200
   Includes accumulated amortization of $12,454,000 and
   $11,729,000, respectively

DEPOSITS                                                                      328,695        185,134
                                                                          -----------     ----------

                                                                          $11,064,023     $5,378,886
                                                                          -----------     ----------
                                                                          -----------     ----------

See Notes to Financial Statements

                           PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          VISTA INFORMATION SOLUTIONS, INC.
                             CONSOLIDATED BALANCE SHEETS

                                                                                    SEPTEMBER 30,   DECEMBER 31,
 Liabilities and Stockholders' Equity                                                   1998            1997
----------------------------------------------------------------------------------------------------------------
 CURRENT LIABILITIES:
   Note payable to bank                                                              $1,177,651
   Current maturities of long-term obligations                                        2,082,234        $391,872
   Accounts payable and accrued expenses                                              2,029,121         497,744
   Deferred revenue                                                                     157,000         243,967
   Other current liabilities                                                            780,755         426,323
                                                                                    -----------      ----------
      TOTAL CURRENT LIABILITIES                                                       6,226,761       1,559,906

 LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES                                         686,100         471,196


 STOCKHOLDERS' EQUITY:
    Preferred stock, Series B convertible, par value $.01; liquidation value $3,000,000, authorized 200,000 shares; 200,000 shares
      issued and outstanding                                                              2,000           2,000
    Preferred stock, Series C convertible, par value $.01; liquidation value $6,279,398, authorized 670,000 shares; 375,607 shares
      issued and outstanding                                                              3,756           3,756
    Preferred stock, Series D convertible, par value $.01; liquidation value $2,499,977, authorized 240,000 shares; 187,124 shares
      issued and outstanding                                                              1,871           1,871
    Preferred stock, Series E convertible, par value $.01; liquidation
      value $2,500,000, authorized, issued and outstanding 2,500 shares                      25              25
    Preferred stock, Series F convertible, par value $.01; liquidation
      value $2,500,000, authorized issued and outstanding 2,500 shares                       25              25
    Common stock, par value $.001; authorized 43,000,000 shares;
      issued and outstanding 1998; 11,072,964 shares and 1997;
      9,440,956 shares                                                                  199,195         188,819
    Additional paid-in capital                                                       43,786,449      37,197,769
    Accumulated deficit                                                             (39,842,159)    (34,046,481)
                                                                                    -----------      ----------
                                                                                      4,151,162       3,347,784
                                                                                    -----------      ----------

                                                                                    $11,064,023      $5,378,886
                                                                                    -----------      ----------
                                                                                    -----------      ----------

See Notes to Financial Statements

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                          VISTA INFORMATION SOLUTIONS, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                           NINE MONTHS ENDED
                                                                                                  SEPTEMBER 30          SEPTEMBER 30
                                                                                                      1998                  1997
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss including minority interest                                                              $(4,845,678)          $(5,700,343)
Adjustments to reconcile net loss to net cash provided by (used in)
  operating activities:
  Depreciation and amortization                                                                     1,105,647             3,492,062
  Write-off of purchased, in-process Research & Development                                         2,900,000
  Loss on write-off of obsolete equipment, furniture and software                                      52,129
  Write-off of acquired technology                                                                    -                     980,072
  Amortization of SIRROM warrant value                                                                -                     644,756
  Decrease in minority interest                                                                       (80,493)
  Changes in current assets and liabilities:
    (Increase) decrease in:
      Accounts receivable - trade                                                                    (490,740)             (787,832)
      Prepaid expenses and other assets                                                                12,320                42,571
    Increase (decrease) in:
      Trade accounts payable                                                                          396,828               (62,305)
      Accrued compensation and employee benefits                                                      850,461               (54,814)
      Accrued interest                                                                                  -                   (48,355)
      Deferred revenue                                                                                (86,967)               26,248
      Other current liabilities                                                                       618,418               (30,019)
                                                                                                  -----------           ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                                   431,925            (1,497,959)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases and development of equipment and software                                                (863,162)              (46,484)
  Increase in other assets                                                                           (136,755)              (89,084)
  Business acquisition, net of cash acquired                                                       (1,326,078)
                                                                                                  -----------           ------------
NET CASH (USED IN) INVESTING ACTIVITIES                                                            (2,325,995)             (135,568)

                         VISTA INFORMATION SOLUTIONS, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on capital lease obligations                                            (392,353)             (219,226)
  Proceeds from long-term obligations                                             1,475,000               700,000
  Net proceeds  from (payment to)note payable to bank                             1,177,651              (601,316)
  Payments on notes payable                                                        (458,273)
  Net proceeds from ISO note payable                                                -                    (338,942)
  Proceeds from SIRROM note payable                                                 -                     300,000
  Payments on SIRROM note payable                                                   -                  (2,800,000)
  Net proceeds from the issuance of preferred stock                                 -                   4,779,405
  Payments of preferred dividends                                                  (450,000)             -
  Proceeds from issuance of common stock                                            485,990                15,876
                                                                                  ---------             ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                         1,838,015             1,835,797

INCREASE (DECREASE) IN CASH                                                         (56,055)              202,270
Cash at beginning of period                                                         341,781                56,277
                                                                                  ---------             ---------
CASH AT END OF PERIOD                                                              $285,726              $258,547


SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
-------------------------------------------------------------------------------------------------------------------
Capital lease obligations incurred for use of equipment                             822,619
Issuance of Common Stock to effect business acquisitions                          5,779,628
Accretion of beneficial conversion feature on Preferred Stock                       500,000
Net assets acquired in E/Risk business acquisition, excluding goodwill              321,974
Net assets acquired in Entrac business acquisition, excluding goodwill               70,500
Goodwill acquired in business acquisitions                                        3,840,849

See Notes to Financial Statements

                         VISTA Information Solutions, Inc.
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998
                                    (Unaudited)

1.   BASIS OF PRESENTATION
     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, the interim financial statements include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for interim periods presented. Operating results for the three months and nine months ended September 30, 1998 are not necessarily indicative of the operating results that will be achieved for the year or any other period. These statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 and the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998.

2.   REVERSE STOCK SPLIT AND REINCORPORATION
     On January 27, 1998 the Company's Board of Directors approved a reincorporation of the Company in Delaware and a one-for-two reverse stock split of its Common Stock. On March 17, 1998, the Company's stockholders approved the reincorporation and reverse stock split, which went into effect after the close of the market on March 27, 1998. All references to common shares, earnings
(loss) per common share and conversion rates in the consolidated financial statements and in these notes have been restated to retroactively reflect the effect of the reverse split. In connection with the reincorporation of the Company as a Delaware corporation the par value of the common and preferred stock was changed to $.001 per share. The change in the par values is not reflected in the consolidated financial statements.

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

Fair value of common stock issued                                  $     379,688
Less excess of assets over liabilities                                    70,500
                                                                   -------------
        Purchase price, allocated to goodwill                      $     309,188

4.   CAPITALIZED SOFTWARE COSTS
     Statement of Position No. 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1") was adopted by the Company on January 1, 1998. SOP 98-1 establishes the accounting practice for the capitalization of certain costs incurred in connection with the acquisition or development of computer software to be used for internal purposes.

     In accordance with SOP 98-1, the Company has recorded approximately $322,000 of capitalized costs in connection with the acquisition and development of computer software to be used by the Company solely for internal purposes. Such costs incurred through September 30, which generally consist of purchased software costs as well as direct payroll and related costs incurred in the internal developmenet of computer software, are being amortized on a straight-line basis over the estimated useful lives of the related assets, generally three years. As of September 30, 1998, management of the Company determined that there had been no impairment of these assets.

5.   ACQUISITION OF E/RISK INFORMATION SERVICES, INC.
     On July 24, 1998, the Company acquired 80 percent of the outstanding stock of E/Risk Information Services, Inc. ("E/Risk") in exchange for cash and newly
issued common shares of the Company.   Under the terms of the agreement, one
shareholder received $1,100,000 in cash and the remaining shareholders collectively received 842,858 shares of common stock. In addition, for a cash payment of $253,635 the Company acquired a Promissory Note with outstanding principal and accrued interest of $253,635, representing an obligation owed to one shareholder by E/Risk. The purchase price for the remaining 20% of the shares of E/Risk will be calculated as 1.6 times the earnings of E/Risk before interest, taxes, depreciation and amortization during the calendar year 1999 or, in the event the closing of that purchase is accelerated, for the six full calendar months preceding the event causing the acceleration of the purchase. The purchase price for the remaining 20 percent of the shares of E/Risk will be settled using the then market value of the Company's common stock.

     The Company engaged an outside valuation consultant to determine the fair value of the securities issued. The value was determined to be approximately $6.41 per share, which represented a 25% discount from the market price of the Company's common stock on the acquisition date. The acquisition has been accounted for as a purchase, and accordingly, the operating results of E/Risk have been included in the operating results of the Company from the date of acquisition. From time-to-time, the Company may adjust the amount allocated to
goodwill to reflect purchase price adjustments.   The total purchase price was
calculated as follows:

Fair value of common stock issued                              $ 5,400,000
Cash used in purchase                                            1,353,635
Less value of in-process R&D                                     2,900,000
Less excess of assets over liabilities                             321,974
                                                               -----------
            Purchase price, allocated to goodwill              $ 3,531,661

6. RESTRUCTURING CHARGES
     During the third quarter of 1998, the Company recorded the following pretax charges in connection with the restructuring of certain of its operations and related business acquisition/consolidation activities.

          Business consolidation                     $      647,000
          General downsizing                                190,000
          Discontinued operations/other                     357,000
          Failed acquisitions costs                         167,000
                                                     --------------
 Total                                               $    1,361,000

     This charge allows the Company to continue its focus on its strategic core business lines and improve overall financial discipline.

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

     VISTA provides environmental risk information and address-based hazard and classification information to bankers, engineers, insurance companies and corporations throughout the United States. The Company, originally known as DataMap, Inc. ("DMI"), was founded in 1975 to develop geographic-demographic analysis tools for business ("GIS"). Supporting this business line, the Company has developed a proprietary service known as the Geographic Underwriting System ("GUS") which delivers address-based hazard and classification information to property/casualty insurance underwriters. GUS provides insurance underwriters and loss control groups of insurance companies with on-line or batch access to a series of reports presenting specific classification and hazard information about the property to be insured. The Company's geo-demographic information databases, technological understanding and techniques of geographic information processing provide the basis for its current products. Additional insurance information layers can be added to the Company's current GUS service offering due to the application's modular design.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997

Revenue
     Total revenues increased 42 percent from approximately $2,650,000 for the three months ended September 30, 1997, to approximately $3,777,000 for the three months ended September 30, 1998 and increased 53 percent from approximately $7,213,000 for the nine months ended September 30, 1997, to approximately $11,037,000 for the nine months ended September 30, 1998. The third quarter increase resulted from an increase in GUS revenue of approximately $98,000, increases in environmental revenue of approximately $307,000 and approximately $721,000 of revenue from the Company's E/Risk subsidiary which was acquired on July 24, 1998. Increases in environmental revenue are primarily due to an accumulation of StarView contracts. While the StarView service tends to reduce the revenue generated per transaction, the Company believes that it has been able to capture additional market share as a result of these contractual relationships. The increase in revenue for the nine month period consisted of increases in GUS revenue of approximately $1,655,000, increases in environmental revenue of approximately $1,417,000 and revenue from the E/Risk subsidiary previously discussed. The increase in GUS revenue was attributed to increases in transactional revenue as well as revenue from testing of the GUS system by certain major insurance underwriters.

Gross Margin
     Gross margins increased 36 percent from approximately $2,062,000 for the three months ended September 30, 1997 to approximately $2,802,000 for the three months ended September 30, 1998 and increased 57 percent from approximately $5,452,000 for the nine months ended September 30, 1997 to approximately $8,585,000 for the nine months ended September 30, 1998. Previously discussed increases in GUS and StarView revenue (which have lower costs of sales) have been the primary reason for the increase in gross margin.

     Gross margin as a percent of revenue decreased from 78 to 74 percent of revenue for the three months ended September 30, 1997 and September 30 1998, respectively and increased from 76 to 78 percent of revenue for the nine months ended September 30, 1997 and September 30, 1998, respectively. The decrease in gross margin as a percent of revenue in the third quarter was primarily due to recent, "whole product" selling strategies in 1998, which resulted in increased revenue from resale products, particularly in the second and third quarters. These products typically have substantially lower gross margins than the Company's traditional information services. The increase in gross margin as a percent of revenue for the nine month period is due to an increase in GUS revenue following the State Farm Agreement in March 1997.

Operating Expenses
     Total operating expenses before one-time charges decreased 11 percent from approximately $4,115,000 for the three months ended September 30, 1997, to approximately $3,677,000 for the three months ended September 30, 1998 and decreased 7 percent from approximately $9,734,000 for the nine months ended September 30, 1997, to approximately $9,042,000 for the nine months ended September 30, 1998. This decrease is primarily the result of decreased amortization of acquired technology associated with the acquisition of Vista Environmental due to the completion of the amortization in February 1998. This decrease was partially offset by increases in selling, general and administrative and research and development expenses primarily as a result of added sales and marketing initiatives in 1998 as well as a general increase in administrative functions necessary to accommodate acquisitions and growth. Research and development costs increased, primarily due to costs associated with the maintenance and enhancement of the StarView system.

Purchased in-process technology
     On July 24, 1998 the Company acquired 80 percent of the outstanding stock of E/Risk Information Services, Inc. in exchange for cash and newly issued common stock with an estimated fair value of approximately $6,753,635. Approximately $2,900,000 of the E/Risk purchase price was allocated to in-process research and development projects and charged to expense in connection with the acquisition of E/Risk.

Restructuring charges
     During the quarter ended September 30, 1998, management executed a plan to consolidate certain activities in the Home Disclosure division, close its Exton, PA. office, reduce head count at the San Diego Corporate office and provide for certain acquisitions and project charges which have been reduced in scope or cancelled. These activities are intended to allow the Company to continue to focus on its core strategic business lines and improve overall financial discipline.

     The $1,361,000 charge represents severance costs, the recognition of previously deferred business acquisition costs, business combination costs and other charges related to discontinued operations at the Company.

Interest Expense
     Interest expense decreased 87 percent from approximately $823,000 for the three months ended September 30, 1997, to approximately $106,000 for the three months ended September 30, 1998 and decreased 86 percent from approximately $1,399,000 for the nine months ended September 30, 1997 to approximately $190,000 for the nine months ended September 30, 1998. This decrease is generally due to the retirement of several debt instruments in 1997.

     As of December 31, 1997, the Company has net operating loss carryforwards for federal income tax purposes of approximately $26,149,000 of which $19,500,000 was available at December 31, 1997 to offset future taxable income. Accordingly, the Company recorded no provision for income taxes during the three months and nine months ended September 30, 1998 and 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities for the nine months ended September 30, 1998 was approximately $432,000 compared to net cash used in operations of approximately $1,498,000 during the nine months ended September 30, 1997. Increases profitability prior to non-cash charges such as accrued expenses and acquisition related write-offs offset by increases in accounts receivable of approximately $491,000 were the primary reasons for the increase in cash provided by operating activities.

     Net cash used in investing activities for the nine months ended September 30, 1998 was approximately $2,326,000 compared to approximately $136,000 for the nine months ended September 30, 1997. The primary component of this increase was cash expended for the purchase of E/Risk. Substantial investments in computer systems combined with the capitalized development of internal-use software also contributed to the increase.

     Net cash provided by financing activities was approximately $1,838,000 during the nine months ended September 30, 1998, compared to approximately $1,836,000 during the nine months ended September 30, 1997. Borrowings on the Silicon Valley Bank revolving and term loans and proceeds from the exercise of employee stock options were the primary sources of cash from financing activities during the nine months ended September 30, 1998.

     The Company entered into an agreement for a commercial credit facility of $1,500,000 with Silicon Valley Bank in March 1998. Borrowings under this facility bear interest at 0.5 percent above the Prime Lending Rate published by Silicon Valley Bank. If the Company earns a positive after-tax net profit, for one quarter, the interest rate will be adjusted to 0.25 percent above the Prime Lending Rate. Borrowings under this agreement are secured by substantially all the assets of the Company. In October 1998, the Company was notified by Silicon Valley Bank that it was in violation of certain covenants of the loan agreement and, accordingly, no further cash advances would be permitted under the agreement. The Company is currently negotiating modifications to the agreement under which borrowings would be permitted.

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

YEAR 2000 COMPLIANCE.

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date codes fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and/or software used by organizations may need to be upgraded to comply with the "Y2K" requirements. There is significant uncertainty in the software and information services industries concerning the potential effects associated with such compliance. The Securities and Exchange Commission ("the SEC" or "the Commission") has issued specific guidelines for disclosure of known and potential risks of Y2K issues and of plans to minimize or mitigate those risks.

     STATE OF READINESS. The Company believes that the majority of its software, networks and computer operating systems comply with Y2K readiness standards. Certificates of Y2K compliance have been obtained from manufacturers of certain software in use by the Company. The Company is currently seeking such certificates from all manufacturers of software which it expects could be affected by Y2K issues. Since the majority of its computer hardware and other electronic equipment with embedded software have been purchased during the past 18 months, the Company believes that such equipment will not be impaired or disabled by Y2K issues. The Company is seeking compliance certificates from manufacturers of this type of equipment. Lack of readiness for Y2K issues on the part of suppliers, customers and other third parties could materially impact the Company's ability to maintain operations. In particular, the lack of readiness of Internet providers and telecommunications companies could result in an interruption of its online commerce system. The Company is currently evaluating the readiness of third parties and formulating response plans in case of interruptions of this nature.

     COSTS TO ADDRESS Y2K ISSUES. Though a thorough budget has not been prepared, the Company believes that the costs for evaluating and addressing Y2K issues relating to its internal and commercial software and hardware to be less than $1 million. This statement is forward-looking and subject to risks and uncertainties. No assurances can be given that, if an effective readiness plan can be designed and implemented, costs can be held to this level and that sources of capital to fund such a project could be obtained. Costs to address Y2K issues with third parties have not been estimated, though the Company expects that a substantial portion of such costs would be borne by the respective third parties.

     RISKS OF Y2K ISSUES. The Company is not aware of any specific issues which would have a material effect on its operations, liquidity or financial condition, but can make projections of reasonably likely, "worst case" scenarios which could have such an effect. An interruption of Internet or telecommunications services for an extended period of time would prevent the Company from providing service to a substantial portion of its customers, resulting in a material loss of revenue. A protracted "crash" of the Company's internal networking and operating software would also result in a material loss of revenue as well as an interruption of research and development activities. This scenario could also result in the inoperability of the Company's financial systems which could hinder its ability to collect revenue and comply with financial reporting requirements.

     CONTINGENCY PLANS. The Company has not yet developed a contingency plan to address Y2K issues but intends to do so during the first six months of 1999.

     Several of the statements made in the preceding discussion are forward-looking in nature and subject to certain risks and uncertainties. No assurances can be given with respect to the company's ability to effectively implement any of the above-mentioned plans or, if implemented, what the implementation would cost or whether the Company can obtain sufficient capital to fund these plans.

                             PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On July 28, 1998 the Company terminated a strategic alliance with Phase One Inc. ("POI"). On August 19, 1998 POI filed a complaint against the Company with the American Arbitration Association alleging, among other things, that the Company incorrectly terminated the alliance and withheld revenue distributions from POI. The Company believes that these claims have no merit and that any outcome of this arbitration would not have a material impact on the Company's financial results or business condition. This statement is forward-looking and subject to risks and uncertainties inherent in any legal proceeding. Accordingly, no assurances can be given that the outcome or the process of resolving the claims made in this proceeding will not adversely affect to the Company's financial results or business condition.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     (c) On July 24, 1998, the Company issued 842,858 shares of Common Stock to three shareholders of E/Risk Information Services, Inc. ("E/Risk") as part of a merger transaction in which E/Risk became a majority-owned subsidiary of the Company. These shares were issued pursuant to the exemption from registration provided by section 4(2) of the Securities Act, in reliance in part on the investment representations of the shareholders of E/Risk.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibits:

            The exhibits to this Form 10-QSB are listed in the Exhibit Index on page 14 of this Report.

     b)   Reports on Form 8-K.

     The registrant filed a current report on Form 8-K dated July 2, 1998. Under Item 4, the registrant reported the dismissal of McGladrey & Pullen, LLP as its independent auditors. On July 15, 1998, the registrant amended this filing to report the engagement of Deloitte & Touche LLP as its independent auditors. On July 16, 1998 the registrant further amended this filing to include, as an exhibit, a letter addressed to the Securities and Exchange Commission stating whether McGladrey & Pullen, LLP agreed with certain statements made by the registrant.

     The registrant filed a current report on Form 8-K dated August 10, 1998. Under Item 2, the registrant reported the acquisition of E/Risk Information Services, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               VISTA INFORMATION SOLUTIONS, INC.
                                                                 (REGISTRANT)


DATE: November 16, 1998                      By   /s/E. Stevens Hamilton
      -----------------                        ---------------------------------
                                                  E. Stevens Hamilton
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)

DATE: November 16, 1998                      By   /s/Brian Dean Conn
      -----------------                        ---------------------------------
                                                  Brian Dean Conn
                                                  Controller
                                                  (Principal Accounting Officer)

                                   EXHIBIT INDEX

Exhibit
Number                             Description              Location
------                             -----------              --------
27.1                               Financial Data           Filed electronically
                                   Schedule.............