Form 10KSB
period 1998-12-31
VISTA INFORMATION SOLUTIONS INC
filed 1999-04-09
CIK 888793

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _____________to ________________.

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

   Securities registered pursuant to Section 12(b) of the Exchange Act: NONE

     Securities registered pursuant to Section12(g) of the Exchange Act:

                          COMMON STOCK, $.001 PAR VALUE

         Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

         Check if there is no disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X].

         Revenues for the period ended December 31, 1998 were approximately $15,068,000.

         As of March 24, 1999, 16,607,315 shares of Common Stock of the Registrant were outstanding (this number excludes shares issuable upon conversion of 481,671 shares of the Registrant's convertible voting preferred stock into 3,542,153 shares of Common Stock) and the aggregate market value of the Registrant's voting stock as of that date (based upon the closing bid and asked prices of the Common Stock as of that date reported by Nasdaq), excluding outstanding shares beneficially owned by directors and executive officers, was approximately $83,643,255.

                       DOCUMENTS INCORPORATED BY REFERENCE


         Part III of this Annual Report on Form 10-KSB incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant's Proxy Statement for its 1999 Annual Meeting (the "1999 Proxy Statement"). If the Registrant does not file the Proxy Statement by April 30, 1999, it will file an amended Form 10-KSB to include such information.

                                     PART I

ITEM 1.  GENERAL DEVELOPMENT OF BUSINESS.

         This section contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, which are subject to the "safe harbor" created by these sections. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Report. Additionally, statements concerning future matters such as the features, benefits and advantages of the Company's products, the development of new products, enhancements or technologies, business and sales strategies, competition and facilities needs and other statements regarding matters that are not historical are forward-looking statements. Such statements are subject to certain risks and uncertainties, including without limitation those discussed in "Risk Factors" section of Item 6 of this Report. The Company's actual future results could differ materially from those projected in the forward-looking statements. The Company assumes no obligation to update the forward-looking statements. Readers are urged to review and consider carefully the various disclosures made by the Company in this Report, which attempts to advise interested parties of the risks and factors that may affect the Company's business, financial condition and results of operations. Because of these risks and uncertainties, readers are cautioned not to place undue influence on such forward-looking statements.

         VISTA Information Solutions, Inc. ("VISTA" or the "Company") provides environmental risk information and address-based hazard and risk classification information to bankers, engineers, insurance companies and corporations throughout the United States. VISTA is comprised of three primary product and service lines. The first, referred to as Environmental Risk and Due Diligence Information Services is conducted principally in California and provides address and name-based environmental risk information about properties and companies in the United States to bankers, engineers and corporations. The second, referred to as Property Disclosure Information Services, is also located in California and provides natural hazard disclosure reports to homesellers in California as required by law. The third, referred to as Insurance Risk Information Services, is conducted principally in Minnesota and provides information on address-based hazard and classification information to property/casualty insurance underwriters.

         The Company, originally known as DataMap, Inc. ("DMI"), was founded in 1975 to develop geographic-demographic analysis tools for business. From inception until 1995, the Company focused on developing its geocoding technologies (more fully explained below) and the related databases that provide small area demographic information and address-based hazard and classification information, and preparing geographically-based demographic reports used for direct marketing and real estate site location. The Company focused its initial selling efforts for its database services on the insurance industry through a joint venture arrangement with the Insurance Services Office, Inc. ("ISO"). In 1995, the Company expanded its product offerings by acquiring, through a wholly-owned subsidiary, VISTA Environmental Information, Inc. ("VISTA Environmental"). The acquisition of VISTA Environmental expanded the Company's existing product line to include environmental risk information and significantly increased the marketing capability within the Company. On May 23, 1995, the Company changed its name from DataMap, Inc. to "VISTA Information Solutions, Inc."

         The Company was incorporated under the laws of the State of Minnesota in 1975. On March 27, 1998 the Company was reincorporated in the State of Delaware concurrent with a one-for-two reverse stock split, pursuant to which each two outstanding shares of the Company's Common Stock were converted into one share of Common Stock. In connection with the reincorporation, the par value of the Company's common and preferred stock was changed to $0.001 per share. All references to common shares (prices, conversion rates and common stock equivalents) have been restated to retroactively reflect the effect of the reverse split.

         The Company has engaged in several acquisitions and mergers intended to improve its competitiveness in the Environmental Risk and Due Diligence and Property Disclosure Information markets. In November 1997, the Company acquired substantially all assets of EnviroCheck, Ltd., a provider of digitized federal environmental documents and high-detail environmental reports. In April 1998, the Company acquired ENSITE Corporation of Denver, a provider of detailed environmental information to engineers and financial institutions. In July 1998, the Company acquired a majority interest in E/Risk Information Services ("E/Risk"), a leading provider of property disclosure reports in California. In January 1999, the Company reached an agreement to acquire all remaining shares of E/Risk in exchange for shares of the Company's common stock. In October 1998, the Company acquired substantially all the assets of Environmental Information Services, Inc. a provider of environmental research reports. In January 1999, the Company merged with GeoSure, LP, which provided environmental risk and due diligence information services and is a party to a 99-year license agreement with the Sanborn Company to distribute Sanborn fire insurance maps. GeoSure, LP also owns all shares of National Research Center, LLC, a provider of flood determination information, and a majority interest in National Research Center Insurance Services, Inc., a provider of flood insurance services. In March 1999, the Company merged with EcoSearch Environmental Resources, Inc., a national provider of environmental information services.

         The Company's executive office is located at 5060 Shoreham Place, #300, San Diego, CA 92122, phone number (619) 450-6100.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.



         The Company operates in a single industry segment: information services including environmental risk information and address-based hazard and classification information. No significant revenue is derived from foreign markets.


NARRATIVE DESCRIPTION OF THE BUSINESS.


         VISTA provides geographic risk information services and address-based hazard and classification information services to bankers, engineers, real estate professionals, insurance companies and corporations throughout the United States. VISTA is comprised of three primary product and service lines. The first, referred to as Environmental Risk and Due Diligence Information Services is conducted principally in California and provides address and name-based environmental risk information about properties and companies in the United States to bankers, engineers and corporations. The second, referred to as Property Disclosure Information Services, is also located in California and provides required natural hazard disclosure reports to homesellers in California as required by law. The third, referred to as Insurance Risk Information Services, is conducted principally in Minnesota and provides information on address-based hazard and classification information to property/casualty insurance underwriters.

         ENVIRONMENTAL RISK AND DUE DILIGENCE INFORMATION SERVICES

         The Environmental Risk and Due Diligence Information Services portion of VISTA's business was organized with the goal of meeting the needs of bankers, engineers, corporations and others for environmental risk information relating to properties and companies in the United States. VISTA gathers and collects information from hundreds of federal, state, and local governmental agencies and stores that information in proprietary databases. Using this information, the Company has developed a diverse family of services, each tailored for the unique needs of specific customer markets.


         INDUSTRY FOCUS. The need for environmental risk information originated with the enactment of the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) which imposes strict liability for the full cost of cleanup of environmentally contaminated property regardless of responsibility for the contamination or fault. The Superfund Amendments and Reauthorization Act of 1986 (SARA) established an "Innocent Landowner" defense which eliminated liability provided certain due diligence was performed before acquisition. One step in the process of satisfying the Innocent Landowners Defense requires routine, timely and complete searching of government records for notice of environmental risk. As a result of this legislation and additional enactments of state and federal environmental laws, banks, corporations, attorneys, insurance companies and environmental engineering firms have been and are continuing to seek efficient means to gather environmental information. The consulting engineering market segment has been serving bankers, developers, corporations and others by providing Phase I and Phase II site assessments and many other types of remediation and compliance review services. During 1993, the industry and its clientele adopted new standards, ASTM-E 1527 and E-1528, which, for the first time, provided clear guidelines for environmental due diligence in commercial real estate transactions. These guidelines require a search of government environmental records to check the known risks associated with a property. The need for this information has greatly increased since the 1970's and 1980's as a number of judicial, statutory, regulatory and economic factors have encouraged participants in the real estate markets (including owners, operators, lenders and insurers) to demand such information to avoid potentially catastrophic environmental cleanup liability. VISTA provides a set of software and services that meet the requirements set out in the standards. VISTA also provides environmental database reports to help this clientele conduct compliance audits, waste disposal audits, benchmark reviews and marketing for strategic planning programs.

         In addition to using environmental information to establish the Innocent Landowners Defense, the economic impact of environmental problems on properties and companies arises in a number of other contexts, all having potentially adverse effects on a company's finances. For example, banks are monitored by the FDIC as to impact of environmental risk on property values and the subsequent effect this has on the value of collateral and on the banks' financial stability. Also, the federal securities laws require disclosure regarding the material effects of compliance with federal, state and local environmental laws and pending legal proceedings, and may require discussion of the impact of such compliance.

         DEVELOPMENT OF THE ENVIRONMENTAL DATABASE. As a result of the enactment of federal and state environmental laws and regulations during the 1970's and 1980's, various governmental agencies began collecting massive quantities of information about environmental contamination and the activities of businesses that could impact the environment. These governmental agencies continue to collect, update and enhance information on environmental issues. Each governmental agency, however, has different information that it provides and uses various media formats for the information collected. Furthermore, each governmental agency has its own database and communication process and updates its information on different timelines throughout the year. As a result of this lack of centralization of environmental information, environmental engineers, financial institutions and other companies did not have a cost-effective, timely way to gain access to this extensive environmental risk information directly from the governmental sources.

         In response to the needs of users of environmental risk information, VISTA has developed a national database containing environmental information on approximately 3.5 million facilities and properties by gathering information from more than 600 public sources. On an annual basis, VISTA regularly processes approximately 60 million environmental records from such sources, with more than 50,000 facilities or properties added or deleted each month. VISTA has developed this database using its proprietary geographic information systems capabilities, and has also created on-line distribution channels.

         PRODUCT AND SERVICE LINES. The Company has developed a diverse family of services, each tailored for the unique needs of specific customer markets. The following depicts the broad categories of current VISTA services organized by general application.

          REAL ESTATE TRANSACTION SCREEN REPORTS ("RETSR"). RETSRs are specifically designed to provide easy to understand, basic environmental hazard data about a specific piece of property and its immediate surrounding area. RETSRs come in a variety of formats, from a single page screen to a more detailed data report containing a map depicting the property and risk discovered. These reports give the user the ability to identify environmental hazards from public records with a low price screening tool and add more layers of detail (and higher prices) as the need is discovered. All VISTA RETSRs conform to the "Government Records Search" element of the ASTM standards.

         SITE ASSESSMENT REPORTS ("SAR"). SARs are designed specifically for the environmental engineering market and are consistent with the ASTM-E 1527 standards. These reports provide a quick and accurate, low cost supplement to the "Phase I" site assessment process which is the common standard in all commercial real estate transactions. VISTA supports these clients with additional information obtained from third parties including historical maps, topographical maps, aerial photos and chain of title records ("Historical Reference Products").

         COMPLIANCE REPORTS. In addition to map-based reports, the RETSR and SAR, VISTA offers a full line of compliance reports which provide extensive information about operational compliance with all the major pieces of environmental legislation including the Clean Air Act, Clean Water Act, Resource Conservation and Recovery Act of 1976, Occupational Safety and Health Act of 1970, Toxic Substances Control Act and several others. Compliance reports can be prepared for a specific facility or an entire company including all its facilities. Clients may order these reports to audit their own facilities, for vendor audits or for acquisition analysis and due diligence. Pricing is based on the number of facilities and the level of detail the customer requests. During 1995, VISTA began offering a new line of compliance reports which allow companies to compare their environmental records with those of competitors, or other companies in the same geographic area. The studies normally include comparisons of compliance records, remediation requirements, Superfund responsibility, toxic release reporting and waste minimization efforts. Major companies seeking ISO 14000 certification can use this product to establish a baseline from which to measure future operational improvements. Others can use it for setting internal goals and management incentives, or for demonstrating superior performance to regulators, investors and other constituencies.

         HISTORICAL REFERENCE PRODUCTS. A complete line of historical map products is available to support ASTM requirements for determining historical use of any property. These include Sanborn fire insurance maps, historical topographical maps, county-planning maps, property chain-of-title, city directories and others.

         VISTACHECK(TM) is a fully integrated, Internet-based information solution providing immediate access to the Company's environmental database reports, including SARs, RETSRs and compliance reports. Customers can submit a property address or geographic coordinate and see an on-screen, visual representation of the subject property, which they can use to verify the accuracy of the location. Once the location has been accepted, the customer can then order the full range of VISTA environmental risk information products related to that property.

         SEARCH!. The SEARCH! module is a tool for environmental risk managers and provides immediate access to the 3.5 million record VISTA database. Clients use the SEARCH! module for both risk management and business development, and have the ability to screen environmental risks associated with specific companies, properties, or geographic areas.

         STARVIEW(TM). The Company has developed an "off-the-shelf" family of Windows-based software modules known as STARVIEW. The various modules of STARVIEW bring VISTA environmental risk information and VISTA reports to the desktop of the customer. StarView is marketed exclusively as a contractual relationship whereby generally the customer agrees to a certain minimum purchase commitment, a higher, per-transaction cost or to use Vista exclusively for its environmental risk information needs. Currently VISTA licenses two modules in the STARVIEW suite:

         1. REAL ESTATE. The Real Estate module is used to prepare Site Assessment and Transaction Screen radius reports, which provide a concise review of known and potential environmental risks associated with a specific property and surrounding area. Standard real estate report templates conform to or exceed ASTM standards for government record searches. Reports using extended radii or user-specified search criteria can also be easily defined and prepared.

         2. TSDF PERFORMANCE. The TSDF Performance Monitor module is a cost-effective way to screen and evaluate waste handler performance. The Performance Monitor contains more than 650 complete TSDF audits. It allows users to benchmark performance between TSDFs, or monitor changes within individual facilities as new information is released. The Performance Monitor is also valuable in identifying which generators use specific TSDFs and evaluating potential "deep pocket" exposure.

         CUSTOMER BASE. VISTA's customer base for Environmental Risk and Due Diligence Information Services includes consulting engineers, financial institutions, law firms, real estate finance companies, insurance companies and major corporations nationwide. VISTA's services are sold directly to its customers and through established resellers. VISTA's services have an exclusive endorsement by the American Bankers Association and many state banking associations.

         SALES AND MARKETING. VISTA markets its Environmental Risk and Due Diligence Information Services through direct sales and through value-added resellers and other strategic relationships. VISTA has approximately 17 direct sales representatives in 8 cities as well as an inside sales department located in San Diego, CA. These sales representatives target the banking, corporate and engineering markets. The sales force is supplemented by the value-added resellers and other sales agents.

         COMPETITION. The Company believes that the principal competitive factors in the environmental information services business are price, accuracy and completeness of data, readability of reports and the speed and ease of delivery. While the Company competes on the basis of each of these factors, management believes that the Company's primary competitive strengths in the environmental information services business are the accuracy and completeness of its data, the readability of its reports and the speed and ease of delivery particularly through STARVIEW and VISTACHECK.

         VISTA is aware of only one other firm, Environmental Data Resources, Inc. ("EDR"), with national environmental database service. In addition to EDR, New England DataMap, Inc. and a number of smaller regional and local companies, who are focused on a single state or regional market, compete with the Company in this area. These smaller firms often originate out of an environmental engineering background, focus on a city, state or small region and have strengths in understanding the local available data sources.

PROPERTY DISCLOSURE INFORMATION SERVICES

         VISTA Property Disclosure Information Services was formed in 1998 to provide natural hazard disclosure reports to homesellers in California as required by law. The Company also provides other disclosure reports such as special taxation areas ("Mello-Roos").

         INDUSTRY FOCUS. In 1998, legislation became effective in California which requires sellers and their agents to disclose to a prospective buyer whether the property for sale is located in one of six so-called "natural hazard zones" and to make this disclosure on a statutory form known as the Natural Hazard Disclosure Statement ("NHD"). The six zones are:

1) A flood hazard zone as designated by the Federal Emergency Management Agency ("FEMA");

2) An area of potential flooding after a dam failure (also known as a "dam inundation area");

3) A high fire hazard severity zone;

4) A wildland fire area (also known as "state fire responsibility area" or "SRA");

5) An earthquake fault zone; and

6) A seismic hazard zone.

         In 1998, the Company developed a geographic database and software to provide NHD reports and formed a division known as Property Disclosure Information Services. This division marketed one information product, known as a Home Disclosure Report, to title companies, real estate brokers and homesellers. In July 1998, the Company acquired a majority interest in E/Risk Information Services ("E/Risk"), the leading provider of NHD reports in California. E/Risk's premier product, the Total Disclosure Package ("TDP"), provides all required state and local hazard disclosures, Mello-Roos disclosure, and a required booklet which includes lead-based paint, earthquake preparedness and environmental risks.

         Property Disclosure products are sold primarily as a requirement for commercial and residential property transactions. While the seller is required to provide this information, the Company markets these products primarily to real estate brokers and developers, title companies and escrow companies. Typically, a seller's real estate agent will recommend a vendor to the seller and order the report to be included in an escrow account, along with payment for the report. Subsequent to the close of the transaction, funds are remitted from the escrow account to the Company.

         DESCRIPTION OF THE DATABASE. The database used to generate Property Disclosure reports consists of digitized, geographic representations of the six previously discussed hazard zones. This data is obtained from government agencies and commercial providers of geographic hazard and risk information.

         SALES AND MARKETING. The Company markets its Property Disclosure reports through a staff of direct and inside sales representatives who maintain relationships with real estate professionals and title companies. The Company also has agreements with certain title companies to purchase or refer purchases of Property Disclosure reports. In 1998 the Company signed a five-year agreement with HomeSeekers.com, a leading Internet provider of residential real estate listing information, to promote VISTA's Property Disclosure products and provide marketing information through the HomeSeekers web site.

         COMPETITION. Other than VISTA, there are two large competitors and numerous small competitors providing property disclosure in California. JCP Geologists, Property ID, and LGS, Inc. are larger competitors providing statewide property disclosure data. Smaller competitors primarily serve small regions and provide manually produced disclosure reports. The Company believes that convenience, accuracy and price are the primary competitive factors in the property disclosure business. The Company believes that it has significant competitive advantages with respect to convenience and accuracy because of its online database and Internet order and delivery platform. The Company also believes that it has a significant competitive advantage as a result of its marketing agreement with HomeSeekers.com.

INSURANCE RISK INFORMATION SERVICES

         The Company has developed a proprietary service known as the Geographic Underwriting System(R) ("GUS") which delivers address-based hazard and classification information to property/casualty insurance underwriters. GUS provides insurance underwriters and loss control groups of insurance companies with on-line or batch access to a series of reports presenting specific classification and hazard information about the property to be insured. The Company's geo-demographic information databases, technological understanding and techniques of geographic information processing provide the basis for its current services. Additional insurance information layers can be added to the Company's current GUS service offering due to the application's modular design.

         The Company's GUS services are the subject of an exclusive arrangement with ISO, a company providing services to approximately 1,400 participating property/casualty companies which collectively write approximately 80 percent of all property and casualty insurance in the United States. In October 1992, the Company and ISO entered into a 15-year mutually exclusive contract with a five-year extension option to offer a national system to electronically provide geographically based information to insurers (the "ISO Agreement"). The GUS project links the Company's geographic information systems technology with ISO's insurance underwriting and other insurance information. Under the provisions of the ISO Agreement, the Company provides its GUS software and support and ISO provides contract administration and marketing of the product to its customer base. Generally, the Company and ISO share project revenues equally. Both companies also equally share the incremental costs of GUS project development through the term of the ISO Agreement, which include costs incurred to date in connection with the development of the Public Protection Classification Layer (see "Product Lines", below).

         INDUSTRY FOCUS. In the Insurance Risk Information Service area, the Company focuses primarily on the property/casualty insurance industry for sales of its services through ISO. The Company believes that the implementation of GUS service can improve a property/casualty insurer's underwriting process by reducing the number of misclassifications due to human error, reducing the amount of personnel time involved in the underwriting process, and providing an objective measure which will support the insurer in defending rate determinations before state insurance commissioners and consumer groups. In addition, GUS services provide a total package of risk information that the Company believes is not presently available on-line or in an easily accessible electronic format.

         DESCRIPTION OF THE DATABASE. GUS contains two principal databases that provide information to the Company's customers: (i) insurance hazard data (the "Hazard Database") and (ii) road, street and postal database (the "Roadbase"). The Hazard Database is structured geographically as well as by the type of hazard (e.g. crime ratings, auto territories, windstorm, extended coverage zones, public protection classifications, earthquake risk and fire districts) and includes information for all 50 states and the District of Columbia. The Roadbase contains two sources of "raw data," the Dynamap/2000 street network database from Geographic Data Technology (GDT) of Lebanon, NH, and the AMS II database of postal delivery information produced and maintained by the United States Postal Service ("USPS").

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

         The Roadbase is updated quarterly. AMS II is generated and released monthly by the US Postal Service. GDT updates and releases the Dynamap/2000 database quarterly. The Company developed a proprietary software system called ZIPR(R) that integrates the Dynamap/2000 database and the USPS AMS II files, automatically normalizing, matching, correcting, filling in, and inferring information. The ZIPR(R) process links the raw databases and produces a geographically complete master database capable of accurately locating "postal compliant" addresses in the United States. The Roadbase that is uploaded into GUS(R) is an extract of the master database created and maintained within ZIPR(R). With each update, the Roadbase consists of the "most current" road names, street positions and postal data all optimally structured for the address matching and query process portion of a GUS(R) transaction.

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

         MISCELLANEOUS LAYERS. The Company also provides an information layer that identifies California property that is located in brush fire zones.

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


         The Company estimates that the selling and implementation cycle for GUS service to a typical insurance company takes approximately six to nine months. Implementation of GUS requires an insurance company to make a commitment to alter its current way of doing business. For example, a majority of insurance companies do not currently collect employment addresses on auto policy applications therefore making it difficult to calculate drive distances.


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

PRODUCT REVENUES AND SIGNIFICANT CUSTOMERS


         For the fiscal year ended December 31, 1998, Environmental Risk and Due Diligence Information Service revenues comprised 60 percent of total revenues, Insurance Risk Information Services Revenues comprised 30 percent of total revenues with Property Disclosure Information Services comprising the balance. For the fiscal year ended December 31, 1997, environmental risk information service revenues comprised 68 percent of total revenues, with the balance comprised of geographic information services revenues. The Company and ISO generally share project revenues equally, net of any payments to third party information providers. The Company's share of revenues from one ISO customer (State Farm) in 1998 and 1997 was approximately $2,000,000 and $1,500,000 or 13 percent and 14 percent of revenues, respectively.

RESEARCH AND DEVELOPMENT


         Research and development expenditures were approximately $1,204,000 and $919,000 for the years ended December 31, 1998 and 1997, respectively. Research and development costs include database building and digitizing costs and amounted to approximately $242,000 and $185,000 for the years ended December 31, 1998 and 1997, respectively and the development of new operating systems for the environmental system of approximately $962,000 and $734,000 respectively. To date, the Company's research and development activities related to the development of GUS services and the development of new services, have been conducted at its offices in Edina, Minnesota.

         The Company has expended approximately $8.2 million to date on developing the GUS technology and related information layers. Since the completion of the PPC layer, the Company has not, and does not expect to make significant development expenditures for the existing risk information layers except for maintenance of the software and updates to the existing layers.

EMPLOYEES

         As of December 31, 1997, the Company had 137 full time employees including 67 employees in operations, 35 employees in sales and marketing, 22 employees in research and development and 13 employees in finance and administration. On December 31, 1998, the Company had increased its operating size to 194 full time employees including 115 employees in operations, 38 employees in sales and marketing, 25 employees in research and development and 16 employees in finance and administration.

         No Company employee is currently represented by a labor union and the Company is not a party to any collective bargaining agreement. The Company has never been subject to any form of work stoppage or strike and has not experienced any labor difficulties. Management believes that its employee relations are good.

PATENTS, COPYRIGHTS AND TRADEMARKS

         The Company's business is dependent upon its ability to gather, manipulate and report publicly available data through the use of proprietary techniques. Although management believes that the Company's business is not significantly dependent upon patent protection, it has investigated possible patent protection for several of the software techniques used in the development of its geographic databases. To date, the Company has no patents and has made no patent applications.

         The Company has registered trademarks of "DataMap(R)," which registration term expires on August 13, 2001, and "CAM-1+(R)," which registration term expires on April 30, 2001, and has registered the service mark "GUS(R)" which registration term expires on August 11, 2002

         The unregistered trademarks and service marks which are used by the Company are ZIPR(TM), Geosurance(TM), VISTAEXPRESS(TM), VISTA Information ExpressWay(TM), VISTA InfoNet(TM), VISTACheck(TM), TSDMonitor(TM), TSDF Performance Monitor(TM), QuickSite(TM), STARView(TM), Search!(TM), Business Trac(TM), GUS(TM) and Business Traks(TM).

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES.

         The Company's operations are conducted within the United States, and no material portion of the Company's revenues is generated by export sales.

 ITEM 2.  DESCRIPTION OF PROPERTIES


         The Company's principal executive offices and Environmental Risk and Due Diligence Information Services operations are located at 5060 Shoreham Place, San Diego, California. The Company leases approximately 20,000 square feet of space at this facility pursuant to a lease expiring in December 2003. The lease for this facility provides for rent of approximately $30,000 per month, subject to increase on an annual basis not to exceed 5 percent per year. The Company also pays a pro rata share of operating expenses associated with this space.

         The Company leases approximately 13,000 square feet of space at 5354 Parkdale Drive, St. Louis Park, Minnesota for its Insurance Risk Information Services operations pursuant to a lease executed December 1998, commencing March 1999 and expiring in February 2007. The lease for this facility provides for rent of approximately $14,400 per month, subject to increases in years two through seven of $270 per month each year. The Company also pays a pro rata share of taxes associated with this space.

         The Company leases approximately 4,100 square feet of office space located at 5 Sarnowski Drive, Glenville, New York, for a data center and sales office for its Environmental Risk and Due Diligence Information Services operations pursuant to a lease executed January 1997 expiring in December 2001. The lease for this facility provides for rent of approximately $4,100 per month, subject to increases in years two through five of approximately $120 per month each year.

         The Company leases approximately 2,500 square feet of office space located at 187 Route 81, Killingworth, Connecticut, for a technical center for its Environmental Risk and Due Diligence Information Services operations pursuant to a lease executed December 1997 expiring in 1999. The lease for this facility provides for rent of approximately $1,800 per month.

         The Company leases approximately 1,430 square feet of office space located at 7400 E. Arapahoe Road, Englewood, Colorado, for a sales and production office for its Environmental Risk and Due Diligence Information Services operations pursuant to a lease which commenced August 1994. The lease for this facility provides for rent of approximately $1,193 per month.

         The Company also leases approximately 300 square feet of office space located at 149 Fifth Avenue, New York, New York, for a sales and production office for its Environmental Risk and Due Diligence Information Services operations pursuant to a lease commencing December 1997 and renewing automatically each December. The lease for this office provides for rent of approximately $1,200 per month.

         The Company also leases approximately 5,400 square feet of office space at 100 N. Winchester Blvd., Santa Clara, California, for its Property Disclosure Information Services operations pursuant to leases commencing April 1997 and March 1998 and expiring February 2001 and June 2001. The leases for this facility provide for rent of approximately $9,000 per month, subject to increases of approximately $380 per month each year.

         The Company leases approximately 295 square feet of office space located at 945 Hopmeadow Street, Simsbury, Connecticut, for a sales office pursuant to a lease commencing February 1998 and expiring in 1999. The lease for this facility provides for rent of $361 per month.


ITEM 3.   LEGAL PROCEEDINGS


         On July 28, 1998 the Company terminated a strategic alliance with Phase One Inc. ("POI"). On August 19, 1998 POI filed a complaint against the Company with the American Arbitration Association in San Diego, CA alleging, among other things, that the Company incorrectly terminated the alliance and withheld revenue distributions from POI. The Company believes that these claims have no merit and that any outcome of this arbitration would not have a material impact on the Company's financial results or business condition. This statement is forward-looking and subject to risks and uncertainties inherent in any legal proceeding. Accordingly, no assurances can be given that the outcome or the process of resolving the claims made in this proceeding will not adversely affect the Company's financial results or business condition.

         In October 1998, the Company filed a complaint against ISO with the American Arbitration Association alleging, among other things, that ISO incorrectly calculated certain processing fees and withheld these fees from from the monthly GUS revenue distributions to the Company. The Company has currently recorded a receivable from ISO which amounts to approximately $750,000 at December 31, 1998. An arbitrator has been selected and the arbitration is scheduled for April 15 and 16, 1999. This statement is forward-looking and subject to risks and uncertainties inherent in any legal proceeding. Accordingly, no assurances can be given that the outcome or the process of resolving the claims made in this proceeding will not adversely affect the Company's financial results or business condition.

         In October 1998, the Company filed a complaint against ISO with the American Arbitration Association alleging, among other things, that ISO has incorrectly calculated processing fees from GUS transactions submitted outside ISO's telecommunications network and witheld these fees from the monthly GUS revenue distribution to the Company. An arbitrator has been selected and the arbitration is scheduled for April 15 and 16, 1999. Management and its counsel believe that the Company is entitled to the withheld revenue distributions in accordance with the relevant provisions of the ISO agreement and, accordingly, the Company has recorded a receivable of approximately $750,000 from ISO. This statement is forward-looking and subject to risks and uncertainties inherent in any legal proceeding. While the Company believes it will be awarded the withheld amounts, no assurances can be given that the outcome or the process of resolving the claims made in this proceeding will not adversely affect the Company's financial results or business condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         No matter was submitted to a vote of the security holders of the Company during the quarter ended December 31, 1998.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


         The Company's Common Stock is currently traded on the NASDAQ National Market under the symbol "VINF". Prior to March 19, 1999, the Company's Common Stock was traded on the Nasdaq SmallCap Market. The following table sets forth, for each of the quarters indicated, the range of high and low bid quotations for the Company's Common Stock. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.


         QUARTER ENDED                                                        HIGH              LOW
         -------------                                                       ------           -------
         FISCAL 1997
                    Quarter Ended March 1997                                $1.876           $0.688
                    Quarter Ended June 1997                                  3.626            1.000
                    Quarter Ended September 1997                             6.876            3.250
                    Quarter Ended December 1997                             10.500            5.876
         FISCAL 1998
                    Quarter Ended March 1998                                 9.626            7.375
                    Quarter Ended June 1998                                  10.75            6.625
                    Quarter Ended September 1998                             8.938            4.375
                    Quarter Ended December 1998                              8.125            2.781

         Share prices reported in the above table have been retroactively restated from their actual prices to reflect the reverse split discussed previously.

         As of March 22, 1999, the Company's transfer agent reported approximately 519 holders of record of the Company's Common Stock.

         The Company has never paid any cash dividends on its Common Stock. The Company currently intends to retain any future earnings to fund the development of its business and does not anticipate that it will pay cash dividends on its Common Stock in the foreseeable future. Additionally, agreements with various lenders restrict the Company's ability to pay cash dividends.

         On October 1, 1998, the Company issued 53,000 shares of Common Stock to Environmental Information Services, Inc. ("EIS") in consideration for substantially all of the assets of EIS. On December 31, 1998, the Company sold 837,521 shares of Common Stock to Century Capital Partners, LP, a venture capital fund. These shares were issued pursuant to the exemption from registration provided by Section (412) of the Securities Act, in reliance in part on the investment representations of the parties acquiring the shares.

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

         This discussion and analysis contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, which are subject to the "safe harbor" created by that section. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Report. Additionally, statements concerning future matters such as the features, benefits and advantages of the Company's products, the development of new products, enhancements or technologies, business and sales strategies, competition and facilities needs and other statements regarding matters that are not historical are forward-looking statements. Such statements are subject to certain risks and uncertainties, including without limitation those discussed in "Risk Factors" section later in this Report. The Company's actual future results could differ materially from those projected in the forward-looking statements. The Company assumes no obligation to update the forward-looking statements. Readers are urged to review and consider carefully the various disclosures made by the Company in this Report, which attempts to advise interested parties of the risks and factors that may affect the Company's business, financial condition and results of operations. Because of these risks and uncertainties, readers should not place undue reliance on any such forward-looking statements.

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

         On February 28, 1995, DMI acquired VISTA Environmental Information, Inc. ("VISTA Environmental") in exchange for newly issued common and preferred shares of DMI. The acquisition of VISTA Environmental expanded the Company's existing product line to include environmental risk information and significantly increased the marketing capability within the Company. VISTA Environmental provides address and name based environmental risk information about properties and companies in the United States to bankers, engineers and corporations. On May 23, 1995, the Company changed its name from DataMap, Inc. to "VISTA Information Solutions, Inc."

         In April 1998, the Company acquired ENSITE Corporation of Denver ("Entrac"), a provider of detailed environmental information to engineers and financial institutions.

         In July 1998, the Company acquired 80 percent of the outstanding stock of E/Risk Information Services ("E/Risk") in exchange for cash and newly issued common shares of the Company. In January 1999, the Company reached an agreement to acquire the remaining shares of E/Risk for newly issued Common Stock.

         In October 1998, the Company acquired substantially all assets of Environmental Information Services, Inc. a provider of environmental research reports.

         In January 1999, the Company merged with GeoSure, LP, a company which provides environmental risk and due diligence information and is a party to a 99-year license agreement with the Sanborn Company to distribute Sanborn fire insurance maps. Under the terms of the agreement, the Company may distribute copies of historical fire insurance maps known as "Sanborn maps" for a royalty fee equal to 30 percent of the Sanborn Company's prevailing price. GeoSure, LP also owns all shares of National Research Center, LLC, a provider of flood determination information and a majority interest in National Research Center Insurance Services, Inc., a provider of flood insurance services.

         In March 1999, the Company merged with EcoSearch Environmental Resources, Inc. a national provider of environmental information services.

         On January 27, 1998 the Company's Board of Directors approved a reincorporation of the Company in Delaware and a one-for-two reverse stock split. On March 27, 1998, the Company's stockholders approved the reincorporation and reverse stock split, which went into effect after the close of the market on March 27, 1998. All references to common shares, earnings (loss) per common share and conversion rates herein have been restated to retroactively reflect the effect of the reverse split. In connection with the reincorporation of the Company as a Delaware corporation the par value of the Company's Common and Preferred stock was changed to $.001 per share.

RESULTS OF OPERATIONS


COMPARISON OF THE YEAR ENDED DECEMBER 31, 1998 TO THE YEAR ENDED DECEMBER 31, 1997.

         REVENUE. Total revenues increased 45 percent from $10,391,000 for the year ended December 31, 1997, to $15,068,000 for the year ended December 31, 1998. Revenues from Environmental Risk and Due Diligence Information Services increased 28 percent from $7,065,000 for the year ended December 31, 1997 to $9,014,000 for the year ended December 31, 1998. Insurance Risk Information Services revenues increased 34 percent, totaling $3,326,000 for the year ended December 31, 1997 compared with $4,472,000 for the year ended December 31, 1998. Revenue from Property Disclosure Information Services (developed in 1998) totaled $1,582,000 for the year ended December 31, 1998. Increases in environmental revenues are primarily the result of additional STARVIEW contracts, the acquisition of Entrac and an effort by the Company to increase sales of products known as reference products. In 1997, the Company initiated a campaign to convert existing transaction-based business to longer term contract relationships through the STARVIEW desktop service. Initially, this lead to a reduction in revenue because of lower overall pricing, but in 1998 the Company believes that it has overcome this decrease through market share increases as a result of contractual relationships. In 1997, the Company changed its selling strategy to place a lower emphasis on historical reference reports, which are products that are purchased and resold to customers and typically have lower gross margins. In 1998, the Company was able to decrease vendor costs and improve gross margins and renewed efforts to sell these reports. The increase in Insurance Risk Information Services (comprised of the GUS product line) revenue was the result of ISO's agreement with State Farm (signed in April 1997) and a general increase in utilization of GUS by insurers. The Company's revenues during 1998 were not significantly affected by changes in prices compared to 1997.

         GROSS MARGIN. Gross margins increased 45 percent from approximately $8,073,000 for the year ended December 31, 1997 to approximately $11,726,000 for the year ended December 31, 1998. Gross margins as a percent of revenue remained at 78 percent of revenue for the years ended December 31, 1998 and 1997. Gross margin as a percent of Environmental and Due Diligence Information Services revenue was 69 percent of revenue for the year ended December 31, 1998 compared to 67 percent of revenue for the year ended December 31, 1997. Increases in revenue from the Company's STARVIEW product, which have higher gross margins offset by increases in historical reference product revenue, which have lower gross margins, were the primary causes of the improvement in gross margins.

         OPERATING EXPENSES.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 54 percent from $6,217,000 for the year ended December 31, 1997, to $9,582,000 for the year ended December 31, 1998. This increase is primarily due to costs associated with the formation of the property disclosure information services division, combined with added sales and marketing initiatives in 1998 as well as a general increase in administrative functions necessary to accommodate acquisitions and growth.

         RESEARCH AND DEVELOPMENT. Research and development expenses increased 31 percent from $919,000 for the year ended December 31, 1997 to $1,204,000 for the year ended December 31, 1998. This increase was primarily the result of development activities associated with the Company's VISTACHECK Internet order and delivery platform and the development of the property disclosure information services division.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased 62 percent from $5,048,000 for the year ended December 31, 1997 to $1,900,000 for the year ended December 31, 1998. This decrease is primarily the result of decreased amortization of acquired technology associated with the acquisition of Vista Environmental due to the completion of the amortization in February 1998.

         RESTATEMENT OF SEPTEMBER 1998 FINANCIAL STATEMENTS. As discussed in the notes to the financial statements, the Company restated its September 30, 1998 financial statements to reduce the amount of purchase price allocated to acquired in-process research and development recognized in the acquisition of E/Risk in July 1998 by $2,900,000. This amount has been classified as acquired technology and environmental databases in the Company's consolidated balance sheet, and is being amortized over its estimated useful life of 5 years.

         RESTRUCTURING AND OTHER CHARGES. During 1998, the Company recorded pretax restructuring and other unusual charges of approximately $1,361,000 as part of the Company's strategy to reduce costs and focus on its core business and improve overall financial discipline. The following categories comprise the restructuring and other unusual charges:


                      Workforce         Business       Terminated       Canceled
                      Reductions     Consolidations     Alliance      Acquisitions     Total
Labor costs           $109,000        $ 523,000                                      $  632,000
Legal fees                                            $ 300,000       $  55,000         355,000
Consulting costs        74,000                                          112,000         186,000
Equipment disposals                      25,000          27,000                          52,000
Office rent              7,000           49,000                                          56,000
Other                                    50,000          30,000                          80,000
                      --------          -------         -------         -------      ----------
Total                 $190,000        $ 647,000       $ 357,000       $ 167,000      $1,361,000
                      --------          -------         -------         -------      ----------
                      --------          -------         -------         -------      ----------

         In July 1998, the Company's Board of Directors approved a plan to reduce administrative staff, consolidate management and operations of the Property Disclosure Information Services department, terminate a strategic alliance and discontinue certain merger and acquisition activities. Approximately 25 jobs were eliminated as a result of the workforce reduction and business consolidation. Affected employees were entitled to receive severance benefits either as part of employment contracts or Company policy. In July 1998, the Company elected to terminate a strategic alliance to develop and market certain environmental information products after it was determined that profitable operations would likely not be achieved. As discussed in Item 3, VISTA's partner in this alliance has alleged that the Company, among other things, incorrectly terminated the alliance and withheld revenue distributions. The Company has incurred approximately $110,000 of legal and accounting fees in 1998 as a result of this dispute and expects to incur an additional $190,000 of legal and accounting fees in 1999 and, accordingly, has recorded these costs in 1998. During 1997 and 1998, the Company recorded deferred costs for acquisition activities. As a result of the cancellation of these activities, the Company expensed the accumulated deferred costs. The Company expects that the restructuring actions it has taken will result in costs savings of approximately $1,700,000 annually. This statement is forward-looking and subject to risks and uncertainties. No assurance can be made that these cost reductions will not result in decreased revenue or diminished competitiveness in its markets.

         INTEREST EXPENSE. Interest expense decreased 81 percent from $1,466,000 for the year ended December 31, 1997, to $277,000 for the year ended December 31, 1998. The accelerated amortization in 1997 of approximately $548,000 of the value of warrants issued with the debt financings in 1996 and 1997, due to their early retirements, combined with lower overall debt levels in 1998 were the primary reasons for decreases in interest expense.

         INFLATION. The Company's management believes that inflation has not had a material effect on the Company's results of operations or financial condition.

LIQUIDITY AND CAPITAL RESOURCES


         As reflected in the Company's statements of cash flows, the Company's operations historically have not generated sufficient cash flows to meet the on-going cash needs of the Company. However, the Company believes that current cash flows being generated from operations, combined with the borrowing capacity discussed below will be sufficient to fund operations in 1999. Factors impacting this forward looking information are the levels of the Company's overall revenues and overhead expenses and changes in the Company's accounts receivable turnover. If cash flows from operations are not sufficient to meet cash needs during 1999, however, the Company may need to raise additional debt or equity financing to meet its operating capital needs. In addition, the Company may need to raise additional capital in the future to meet various strategic growth and research and development initiatives. There can be no assurance that the Company will be able to obtain any required additional funding on satisfactory terms, if at all. If the additional funding is not obtained, the Company will seek alternative sources of debt and/or equity financing and, to the extent necessary, will reduce overhead expenditures.

         Net cash provided by operating activities for the twelve months ended December 31, 1998 was approximately $119,000 compared to $1,772,000 net cash used in operating activities during the twelve months ended December 31, 1997. Increases in accounts receivable were primarily the result of increases in revenue associated with acquisitions, growth in STARVIEW revenue and GUS processing fees and an increase in accounts receivable from ISO as discussed below. Increases in other current liabilities were primarily attributed to the accrual of restructuring and other costs and an accrual for costs related to the Company's 401(k) plan.

         In October 1998, the Company filed a complaint against ISO with the American Arbitration Association alleging, among other things, that ISO has incorrectly calculated processing fees from GUS transactions submitted outside ISO's telecommunications network and witheld these fees from the monthly GUS revenue distribution to the Company. An arbitrator has been selected and the arbitration is scheduled for April 15 and 16, 1999. Management and its counsel believe that the Company is entitled to the withheld revenue distributions in accordance with the relevant provisions of the ISO agreement and, accordingly, the Company has recorded a receivable of approximately $750,000 from ISO. This statement is forward-looking and subject to risks and uncertainties inherent in any legal proceeding. While the Company believes it will be awarded the withheld amounts, no assurances can be given that the outcome or the process of resolving the claims made in this proceeding will not adversely affect the Company's financial results or business condition.

         Net cash used in investing activities for the twelve months ended December 31, 1998, was approximately $2,580,000 compared to $508,000 for the twelve months ended December 31, 1997. Factors that account for this increase include a cash payment of approximately $1,100,000 to one shareholder in the acquisition of E/Risk as well as the expenditure of approximately $439,000 of capitalized costs in connection with the acquisition and development of computer software to be used by the Company solely for internal purposes. The Company has invested substantially in computers, software and other technological equipment over the last twelve months to accommodate the requirements of newer operating systems and software development tools.

         Net cash provided by financing activities was approximately $2,506,000 during the twelve months ended December 31, 1998, compared to $2,565,000 during the twelve months ended December 31, 1997. In 1998, the Company received cash of $2,500,000 from the sale of Common Stock to Century Capital Partners, LP as discussed below. The Company also paid $600,000 in dividends to SIRROM Capital in connection with Series E and Series F Preferred Stock during 1998.

         The Company entered into an agreement for a commercial credit facility of $1,500,000 with Silicon Valley Bank in April 1998. Borrowings under this facility bear interest at 0.5 percent above the Prime Lending Rate published by Silicon Valley Bank. Borrowings under this agreement were secured by substantially all the assets of the Company. In October 1998, the Company was notified by Silicon Valley Bank that it was in violation of certain covenants of the loan agreement and, accordingly, no further cash advances were permitted under the agreement.

         In December 1998, the credit facility discussed above was repaid with the proceeds from an accounts receivable purchase agreement. Transactions under the agreement were not treated as a sale of receivables due to the existence of repurchase obligations. The borrowings under this arrangement were collateralized by certain assets of VISTA Environmental and of E/Risk. The borrowing arrangement allowed the Company to borrow funds based on a percentage of eligible receivables, up to a maximum of $2,000,000. Proceeds from the agreement, which were secured by receivables of VISTA Environmental, bore interest at the rate of 1.5 percent per month. Proceeds from the agreement, which were secured by receivables of E/Risk Information Services, bore interest at the rate of 2.5 percent per month. There were additional administrative fees of 0.5 percent per month charged by the lender based on the value of the receivables submitted for borrowing. Subsequent to December 31, 1998, the Company retired this facility using funds from the sale of Common Stock discussed below.

         In July 1998, the Company borrowed $1,500,000 from Silicon Valley Bank for the purchase of shares of E/Risk Information Services. This loan had a term of five years, bore interest of 9 percent annually and was paid in monthly installments of principal and accrued interest. The Company retired this loan in December 1998 using funds from the sale of Common Stock discussed below.

         On December 31, 1998 the Company sold 837,521 shares of Common Stock to Century Capital Partners, LP for an aggregate price of $5,000,000. $2,500,000 was received in cash on the date of the sale and a $2,500,000 Note Receivable was recorded for the remaining portion of the purchase price. In January 1999 the Company received $2,500,000 from Century Capital Partners, LP, which retired the Note Receivable. Initial proceeds from this sale were used to retire the above-mentioned term loan and reduce trade accounts payable. Proceeds from the payment of the Note Receivable in January 1999 were used to retire the above-mentioned accounts receivable purchase agreement, further reduce trade accounts payable, make payments to HomeSeekers.com as required by the technology alliance agreement and provide working capital.

         On March 19, 1999 the Company received a financing proposal from Silicon Valley Bank for a revolving credit line of up to $5,000,000. Under the proposed terms, proceeds would bear interest at a rate of 1 percent above the Prime Lending Rate published by Silicon Valley Bank. The proposal also includes certain covenants related to financial performance, mergers and acquisitions and other financing activities. The proposal does not constitute a commitment from Silicon Valley Bank and, accordingly, no assurances can be made that the proposal will be approved.

         The Company is currently in discussions with several financing companies regarding potential lending arrangements and private equity placements. There are no assurances that these discussions will result in additional sources of capital for the Company.

RISK FACTORS

         IN ADDITION TO THE OTHER INFORMATION IN THIS REPORT, THE FOLLOWING FACTORS (AS WELL AS OTHER FACTORS NOT LISTED) HAVE THE POTENTIAL TO MATERIALLY AFFECT THE COMPANY'S FUTURE OPERATIONS.


         COMPETITION. The Company's environmental risk and due diligence and property disclosure information services operate in highly competitive environments. The ability of competitors to gain market share from VISTA or to drive down prices for these services may affect the operating margins and overall profitability of the Company.

         TECHNOLOGICAL CHANGE. The Company is dependent upon advanced software development tools to maintain and upgrade its various database and reporting systems. As currently popular operating systems and software development tools are changed or replaced, the Company must continually evaluate the need to migrate its existing applications to these systems and respond accordingly. The ability to respond to these changes may affect the performance, compatibility, level of support and market acceptance the Company is able to achieve for its services. Furthermore, the cost of maintaining and upgrading technological software and hardware may affect the profitability and working capital of the Company. Failure to anticipate the correct relative priorities of these projects would affect the Company's operating results.

         DEPENDENCE ON ISO FOR GUS REVENUES. The Company's 15-year agreement with ISO grants them the exclusive sales and marketing rights for GUS services. Sales of the Company's GUS product line, and a significant portion of the Company's revenues and gross margin, are dependent upon ISO's ability to penetrate this industry segment.

         NEED TO INTEGRATE ACQUISITIONS. The Company has engaged in a number of acquisitions and may continue to do so. Many of these acquisitions require substantial integration with existing operations to realize their expected returns on investment. Integration includes, among other things, absorption of administrative functions that are eliminated from the acquired company, combining sales and marketing activities with existing departments and standardizing technological systems across business units. Failure to execute business integrations successfully may result in increased costs, customer attrition and decreases in revenue and would have a material impact on the operating results of the Company.

YEAR 2000 COMPLIANCE.

         Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and/or software used by organizations may need to be upgraded to comply with the "Y2K" requirements. There is significant uncertainty in the software and information services industries concerning the potential effects associated with such compliance. The Securities and Exchange Commission ("the SEC" or "the Commission") has issued specific guidelines for disclosure of known and potential risks of Y2K issues and of plans to minimize or mitigate those risks.

         STATE OF READINESS. The Company believes that the majority of its software, networks and computer operating systems comply with Y2K readiness standards. Certificates of Y2K compliance have been obtained from manufacturers of certain software in use by the Company. The Company is currently seeking such certificates from all manufacturers of software which it expects could be affected by Y2K issues. Since the majority of its computer hardware and other electronic equipment with embedded software have been purchased during the past 18 months, the Company believes that such equipment will not be impaired or disabled by Y2K issues. The Company has obtained compliance certificates from substantially all manufacturers of this type of equipment which reasonably could impact the Company's operations and continues to seek compliance certificates from additional manufacturers. Lack of readiness for Y2K issues on the part of suppliers, customers and other third parties could materially impact the Company's ability to maintain operations. In particular, the lack of readiness of Internet providers and telecommunications companies could result in an interruption of its online commerce system. The Company has obtained confirmation of the readiness of a majority of third parties and continues to seek confirmation from other third parties. The Company is in the process of formulating response plans in case of interruptions of this nature and estimates to have such plans in place by the second quarter of 1999. This statement is forward-looking and subject to risks and uncertainties. No assurances can be made regarding the ability of the Company to formulate or execute any response plans.

         COSTS TO ADDRESS Y2K ISSUES. The Company generally addresses Y2K issues related to internally developed software as a part of its normal software development and testing procedures. As such, costs previously incurred to address these Y2K issues are not easily segregated. Purchased software is normally replaced or updated within 18 months of the date acquired and, as such, replacements or updates specifically for the purpose of addressing Y2K issues are not distinguishable from ordinary replacements or updates. For example, in 1998, the Company replaced its accounting software with new software that is Y2K compliant. This replacement occurred as part of the ordinary course of maintaining the Company's information systems, not specifically to address the Y2K compatibility of the prior system. The Company estimates that the costs incurred for evaluating and addressing Y2K issues relating to its internal and commercial software and hardware to be less than $250,000 and that future costs will not exceed $750,000. This statement is forward-looking and subject to risks and uncertainties. No assurances can be given that, if an effective readiness plan can be designed and implemented, costs can be held to this level and that sources of capital to fund such a project could be obtained. Costs to address Y2K issues with third parties have not been estimated, though the Company expects that a substantial portion of such costs would be borne by the respective third parties.

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

         CONTINGENCY PLANS. The Company has not yet developed a formal contingency plan to address Y2K issues but is currently evaluating backup systems and alternative third party providers that may be required if the actions and plans discussed above are not sufficient to prevent a material effect on its operations.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


         The Company's Consolidated Financial Statements and Notes thereto, and the Reports of its Independent Accountants thereon, are included in this Annual Report on Form 10-KSB on pages F-1 to F-28.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         In June 1998, the Company dismissed McGladrey & Pullen, LLP, the Company's independent auditors. During the Company's two most recent fiscal years and the subsequent interim periods up to the date of termination, there were no disagreements with McGladrey & Pullen on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures which, if not resolved to the satisfaction of McGladrey & Pullen LLP, would have caused McGladrey & Pullen LLP to make reference to the matter in their report. McGladrey & Pullen's report on the Company's financial statements for each period for which McGladrey & Pullen performed an audit of the Company's financial statements contained no adverse opinion or disclaimer of opinion and was not modified or qualified as to uncertainty, audit scope, or accounting principles. The decision to change accountants was approved by the Board of Directors of the Company. In July 1998, the Company engaged Deloitte & Touche LLP to act as its independent auditors to audit the Company's consolidated financial statements.



                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT: COMPLIANCE WITH
SECTION 16(A) OF THE EXCHANGE ACT

(A) DIRECTORS OF THE REGISTRANT.

The information under the captions "Election of Directors -- Information about Nominees" and "-- Other Information about Nominees" contained in the 1999 Proxy Statement is incorporated herein by reference.

(B) EXECUTIVE OFFICERS OF THE REGISTRANT.


EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Company, their ages and the offices held, as of March 25, 1999 are as follows:


         NAME                 AGE      CURRENT POSITION WITH COMPANY
         ----                 ---      -----------------------------
         Thomas R. Gay        53       President, Chief Executive Officer and Director

         E. Stevens Hamilton  65       Chief Financial Officer, Secretary

         Howard Shuster       48       Vice President, Sales

         Arnold E. Jensen     51       Vice President and Manager, VISTA Information Center

         Mark F. Catone       41       Vice President, Product Development

         Jerome T. Marani     54       Executive Vice President, Property Disclosure Information Services

         Jeffrey F. Woodward  50       Executive Vice  President, Environmental Risk and Due Diligence Information Services

         Scott Clyde          50       Executive Vice President, Internet Marketing

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

         JEROME T. MARANI has been Vice President of the Company's Property Disclosure Information Services division since July 1998. From 1996 to 1998 Mr. Marani was Vice President of American Business Information, Inc., a provider of marketing and demographic information. Prior to 1996 Mr. Marani served as Executive Vice President of Environmental Sales and Operations of the Company since February 1995. Mr. Marani was employed by VISTA Environmental from its inception in May 1990 to February 1995 as Vice President of Marketing and New Business Development. Prior to May 1990, Mr. Marani was Vice President of Business Information Services at TRW Information Services

         JEFFERY F. WOODWARD has been Executive Vice President of the Company's Environmental Risk and Due Diligence Information Services division since January 1999. From July 1996 to January 1999, Mr. Woodward was Executive Vice President and Chief Financial Officer of GeoSure, LP a provider of environmental risk and flood information. Mr. Woodward previously served for eleven years in various senior capacities with Lexis-Nexis, a distributor of legal information, the most recent position being that of General Manager of a major customer segment.

         SCOTT CLYDE has been Vice President of Internet Marketing Strategy since March 1999. From 1995 to March 1999, Mr. Clyde was Vice President of Internet Services with PC Quote, Inc., a distributor of stock, option and commodity information to Internet users and web sites. From 1989 to 1995 Mr. Clyde served PC Quote as Vice President of Market Development. Prior to 1989, Mr. Clyde was Manager of Financial Services for the CompuServe Information Service, where he managed the launch and early evolution of CompuServe's financial channel including many of the original online brokerage and home banking experiments.

(C) COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The information under the caption "Compliance with Section 16(a) of the Exchange Act" contained in the 1999 Proxy Statement is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION


         The information under the captions "Executive Compensation and Other Benefits" and "Election of Directors -- Director Compensation" contained in the 1999 Proxy Statement is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information under the caption "Principal Shareholders and Beneficial Ownership of Management" contained in the 1999 Proxy Statement is incorporated herein by reference.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


         The information under the caption "Related Transactions" contained in the 1999 Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

         (1) FINANCIAL STATEMENTS OF REGISTRANT

         The following items are included in this Annual Report on Form 10-KSB (page numbers refer to pages in this Annual Report on Form 10-KSB):


         CONSOLIDATED FINANCIAL STATEMENTS                                                     PAGE
         ---------------------------------                                                     ----

          Index to Consolidated Financial Statements............................                 26
          Reports of Independent Accountants....................................         F-1 to F-2
          Consolidated Balance Sheets...........................................         F-3 to F-4
          Consolidated Statements of Operations.................................                F-5
          Consolidated Statements of Changes in Stockholders' Equity ...........                F-6
          Consolidated Statements of Cash Flows ................................         F-7 to F-8
          Notes to Consolidated Financial Statements............................         F-9 to F-28


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

         A copy of any of the exhibits listed or referred to above will be furnished at a reasonable cost to any person who was a shareholder of the Company as of December 31, 1998, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to VISTA Information Solutions, Inc., 5060 Shoreham Place, #300, San Diego, CA 92122 (Attn: Chief Financial Officer).

(B) REPORTS ON FORM 8-K.


         No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 31, 1998.


(C) EXHIBITS.

         The response to this portion of Item 13 is included as a separate section of this Annual Report on Form 10-KSB.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                    Page
                                                                    ----

Independent Auditors' Reports                                      F-1 to F-2

Consolidated Balance Sheets                                        F-3 to F-4

Consolidated Statements of Operations                                     F-5

Consolidated Statements of Changes in Stockholders' Equity
                                                                          F-6

Consolidated Statements of Cash Flows                              F-7 to F-8

Notes to Consolidated Financial Statements                        F-9 to F-28


INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of VISTA Information Solutions, Inc.
San Diego, California

         We have audited the accompanying consolidated balance sheet of VISTA Information Solutions, Inc. and subsidiaries as of December 31, 1998, and the related statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, such 1998 financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP


San Diego, California
April 9, 1999

                         INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors
VISTA Information Solutions, Inc.
San Diego, California

We have audited the accompanying consolidated balance sheet of VISTA Information Solutions, Inc. and subsidiary as of December 31, 1997, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the accounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vista Information Solutions, Inc. and subsidiary as of December 31, 1997 and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

McGLADREY & PULLEN, LLP

San Diego, California
March 24, 1998

VISTA INFORMATION SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 AND 1997



ASSETS                                                                              1998              1997

----------------------------------------------------------------------------------------------------------------
Current Assets
  Cash                                                                      $        386,718 $          341,781
  Trade accounts receivable, less allowance for doubtful
    accounts of $868,986 and $191,500, respectively (Notes 4 and 6)                3,979,344          2,589,466
  Note receivable (Note 8)                                                         2,500,000                  -
  Prepaid expenses (Note 11)                                                         528,627            272,030
                                                                            ---------------- ------------------
Total current assets                                                               7,394,689          3,203,277
                                                                            ---------------- ------------------
Equipment, furniture and software, at cost
  Equipment and furniture                                                          4,272,153          3,767,826
  Software                                                                         1,324,768            439,884
                                                                            ---------------- ------------------

                                                                                  5,596,921           4,207,710
  Less accumulated depreciation and amortization                                 (2,819,916)        (2,810,435)
                                                                            ---------------- ------------------

Net equipment, furniture and software                                             2,777,005          1,397,275
                                                                            ---------------- ------------------



Acquired technology and environmental databases and other
  intangible assets, less accumulated amortization of $12,711,912
  and $11,728,609, respectively (Note 2)                                           7,127,345            593,200

Deposits and other assets                                                            285,832            185,134
                                                                            ---------------- ------------------

                                                                            $     17,584,871 $        5,378,886
                                                                            ---------------- ------------------
                                                                            ---------------- ------------------




See Notes to Consolidated Financial Statements.

VISTA INFORMATION SOLUTIONS, INC.

DECEMBER 31, 1998 AND 1997

LIABILITIES AND STOCKHOLDERS' EQUITY                                                 1998               1997

-------------------------------------------------------------------------------------------------------------------
Current Liabilities
  Obligation to bank (Note 4)                                                $        1,133,083 $         -
  Current maturities of long-term obligations (Notes 5 and 7)                           599,363            391,872
  Accounts payable                                                                    1,163,918            497,744
  Accrued compensation and employee benefits (Note 13)                                  662,415            187,528
  Deferred revenue                                                                      323,521            243,967
  Other current liabilities (Note 3)                                                    959,882            238,795
                                                                             ------------------ ------------------
Total current liabilities                                                             4,842,182          1,559,906
                                                                             ------------------ ------------------



Long-term obligations, less current maturities (Notes 5 and 7)                          581,522            471,196

Commitments and contingencies (Notes 6, 7, 11, 13, 14 and 16)

Stockholders' Equity (Notes 8 and 9)
  Preferred stock, Series B convertible, par value $.001;
    liquidation value $3,000,000, authorized 200,000 shares;
    200,000 shares issued and outstanding                                                   200                200
  Preferred stock, Series C convertible, par value $.001;
    liquidation value $6,195,808, authorized 670,000 shares;
     issued and outstanding 1998; 370,607 and 1997; 375,607 shares                          371                376
  Preferred stock, Series D convertible, par value $.001;
    liquidation value $2,499,977, authorized 240,000 shares;
    187,124 shares issued and outstanding                                                   187                187
  Preferred stock, Series E convertible, par value $.001;
    liquidation value $2,500,000, 2,500 shares authorized,
    issued and outstanding                                                                    3                  3
  Preferred stock, Series F convertible, par value $.001;
    liquidation value $2,500,000, 2,500 shares authorized
    issued and outstanding                                                                    3                  3
  Preferred stock, undesignated series, 885,000 shares
    authorized, none issued
  Common stock, par value $.001; authorized 43,000,000 shares;
    issued and outstanding 1998; 11,952,329 and 1997; 9,440,956 shares                   11,952              9,441
  Additional paid-in capital                                                         49,845,742         37,384,055
  Accumulated deficit                                                               (37,697,291)       (34,046,481)
                                                                             ------------------ ------------------
                                                                                     12,161,167          3,347,784
                                                                             ------------------ ------------------
                                                                             $       17,584,871 $        5,378,886
                                                                             ------------------ ------------------
                                                                             ------------------ ------------------

See Notes to Consolidated Financial Statements.

VISTA INFORMATION SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                                                      1998               1997

-------------------------------------------------------------------------------------------------------------------

Revenues                                                                     $       15,067,734 $       10,391,453
Cost of revenues                                                                      3,341,969          2,317,982
                                                                             ------------------ ------------------
Gross margin                                                                         11,725,765          8,073,471

Operating expenses:
  Selling, general and administrative                                                 9,581,944          6,216,965
  Research and development                                                            1,203,929            918,964
  Depreciation and amortization, including impairment loss
    on acquired technology in 1997 (Note 2)                                           1,899,664          5,047,746
  Restructuring and other charges                                                     1,360,932           -
                                                                             ------------------ ------------------

                                                                                     14,046,469         12,183,675
                                                                             ------------------ ------------------


Operating loss                                                                      (2,320,704)        (4,110,204)

Other expense:
  Interest expense                                                                    (276,960)        (1,465,711)
  Other expense                                                                        (21,809)           (20,585)
                                                                             ------------------ ------------------
                                                                                      (298,769)        (1,486,296)
                                                                             ------------------ ------------------
Net loss before minority interest                                                   (2,619,473)        (5,596,500)

Minority interest in loss of subsidiary                                                  68,663           -

Net loss                                                                            (2,550,810)        (5,596,500)

Preferred stock dividends declared (Note 8)                                           (600,000)          (200,000)
Accretion of convertible preferred stock dividends (Note 8)                           (500,000)          (560,606)
                                                                             ------------------ ------------------

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS                                 $      (3,650,810) $      (6,357,106)
                                                                             ------------------ ------------------
                                                                             ------------------ ------------------

Basic and diluted loss per common share                                      $            (.35) $           (0.87)
                                                                             ------------------ ------------------
                                                                             ------------------ ------------------

Weighted average common shares outstanding                                           10,394,671          7,328,363
                                                                             ------------------ ------------------
                                                                             ------------------ ------------------


See Notes to Consolidated Financial Statements.

VISTA INFORMATION SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                      Preferred        Common        Additional
                                                        Stock           Stock          Paid-in        Accumulated
                                                       (Note 8)       (Note 9)         Capital          Deficit           Total
------------------------------------------------------------------------------------------------------------------------------------

Balance, January 1, 1997                          $           977 $        6,143 $     28,194,061 $   (27,689,375) $        511,806

  Conversion of Series C
    preferred stock (Note 8)                                (214)          1,131            (917)                           -
  Issuance of Series E preferred
    stock (Note 8)                                              3                       2,409,167                         2,409,170
  Issuance of Series F preferred
    stock (Note 8)                                              3                       2,409,167                         2,409,170
  Exercise of incentive stock options (Note 9)                               288          897,427                           897,715
  Conversion of debentures and accrued
    interest (Note 5)                                                      1,131        2,327,667                         2,328,798
  Issuances of warrants (Notes 5 and 9)                                                   283,000                           283,000
  Exercises of warrants                                                      686           14,314                            15,000
  Issuance of common stock to lessor                                          25           24,975                            25,000
  Dividends declared on Series E and
    Series F preferred stock (Note 8)                                                                    (200,000)         (200,000)
  Shares issued to effect acquisition (Note 2)                                37          264,588                           264,625
  Accretion of beneficial conversion feature on
    Preferred Stock (Note 8 )                                                             560,606        (560,606)
  Net loss                                                                                             (5,596,500)       (5,596,500)
                                                  --------------- -------------- ---------------- ---------------  ----------------
Balance December 31, 1997                                     769          9,441       37,384,055     (34,046,481)        3,347,784
  CONVERSION OF SERIES C
    PREFERRED STOCK (NOTE 8)                                  (5)             26             (21)                           -
  EXERCISE OF INCENTIVE STOCK OPTIONS (NOTE 9)                               302          501,934                           502,236
  EXERCISES OF WARRANTS                                                      317           17,683                            18,000
  ISSUANCE OF COMMON STOCK TO LESSOR                                          15           94,672                            94,687
  ISSUANCES OF COMMON STOCK, NET (NOTE 8)                                    838        4,984,334                         4,985,172
  DIVIDENDS DECLARED ON SERIES E AND
    SERIES F PREFERRED STOCK (NOTE 8)                                                                    (600,000)        (600,000)
  SHARES ISSUED TO EFFECT ACQUISITIONS (NOTE 2)                            1,013        6,363,085                         6,364,098
  ACCRETION OF BENEFICIAL CONVERSION FEATURE
    ON PREFERRED STOCK (NOTE 8)                                                           500,000        (500,000)          -
  NET LOSS                                                                                             (2,550,810)       (2,550,810)
                                                  --------------- -------------- ---------------- ---------------  ----------------
BALANCE DECEMBER 31, 1998                         $           764 $       11,952 $     49,845,742 $   (37,697,291) $     12,161,167
                                                  --------------- -------------- ---------------- ---------------  ----------------
                                                  --------------- -------------- ---------------- ---------------  ----------------



See Notes to Consolidated Financial Statements.

VISTA INFORMATION SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                                                      1998               1997

-------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities

  Net loss                                                                   $       (2,550,810)  $    (5,596,500)
  Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities:
    Depreciation                                                                        916,361           650,041
    Amortization (Note 2)                                                               983,303         4,397,705
    Loss on disposal of equipment, furniture and software                                52,129           -
    Amortization of discount on debt (Note 5)                                          -                  704,756
    Minority interest in loss of subsidiary                                            (68,663)           -
    Changes in assets and liabilities, net of effects of
      business acquisitions:
        Trade accounts receivable                                                     (788,366)        (1,237,533)
        Prepaid expenses                                                              (245,054)            54,964
        Accounts payable                                                                600,619          (482,205)
        Accrued development costs (Note 6)                                             -                 (487,500)
        Deferred revenues                                                                79,554           121,967
        Other current liabilities                                                     1,139,514           102,685
                                                                             -----------------  -----------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                     118,587        (1,771,620)
                                                                             -----------------  -----------------


Cash Flows from Investing Activities
  Purchases of equipment, furniture and software                                    (1,276,376)          (317,144)
  Net change in deposits and other assets                                                 2,261          (129,341)
  Cash paid for business acquisitions, net of cash received (Note 2)                (1,305,939)           (61,160)
                                                                             -----------------  -----------------

NET CASH USED IN INVESTING ACTIVITIES                                               (2,580,054)          (507,645)
                                                                             -----------------  -----------------
                                                                             -----------------  -----------------



See Notes to Consolidated Financial Statements.

VISTA INFORMATION SOLUTIONS, INC.

YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                                      1998               1997

-------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
  Proceeds from long-term obligations                                                 1,475,000            317,000
  Net proceeds from obligation to bank                                                1,133,083           -
  Principal payments on long-term obligations                                       (2,507,087)        (4,059,744)
  Proceeds from issuance of preferred stock, net                                       -                 4,818,340
  Proceeds from issuance of common stock                                              3,005,408            912,715
  Proceeds from issuance of convertible debentures                                     -                   700,000
  Payments of dividends on Series E and
    Series F preferred stock                                                          (600,000)          (123,542)
                                                                             ------------------ ------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                             2,506,404          2,564,769
                                                                             ------------------ ------------------



Net increase in cash                                                                     44,937            285,504

CASH,
  Beginning of year                                                                     341,781             56,277
                                                                             ------------------ ------------------

  End of year                                                                $          386,718 $          341,781
                                                                             ------------------ ------------------
                                                                             ------------------ ------------------


Supplemental Disclosure of  Cash Flow Information
    Cash paid for interest                                                   $          276,522 $        1,016,285

Supplemental Schedule of Non-Cash Investing
  and Financing Activities
    Note receivable for issuance of common stock (Note 8)                    $        2,500,000           -
    Convertible debentures and accrued interest
        converted into common stock (Notes 5 and 8)                                    -        $        2,328,798
    Common stock issued to lessors (Note 8)                                              94,687             25,000
    Capital leases incurred for use of equipment (Note 7)                               882,921            720,047
    Conversion of Series C preferred  stock (Note 8)                                         26              1,131
    Value recognized for issuances of warrants and extension
        of stock options (Notes 5 and 9)                                               -                   283,000
    Issuance of common stock to effect business acquisitions (Note 2)                 6,364,098            264,625
    Accretion of beneficial conversion feature
        on preferred stock (Note 8 )                                                    500,000            560,606


See Notes to Consolidated Financial Statements.

VISTA INFORMATION SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

VISTA Information Solutions, Inc. (the "Company") is an information company that provides environmental risk information and address-based hazard and classification information to the banking, engineering, real estate and insurance industries throughout the United States.

MANAGEMENT'S PLANS AND CORPORATE LIQUIDITY

The Company has incurred losses since inception and continues to require cash to fund its ongoing operations. Management of the Company believes that the level of revenues realized in 1998 and 1997, continued monitoring of costs and expenses and the Company's current sources of bank financing available will be able to support its anticipated level of operations, including being able to satisfy the Company's cash requirements. There can be no assurance however that the Company will not find it necessary to obtain additional debt or equity financing for working capital requirements, capital expenditures or acquisitions or will be able to maintain positive cash flows from operations.

REVERSE STOCK SPLIT AND REINCORPORATION

On March 27, 1998, the Company's stockholders approved a reincorporation and one-for-two reverse stock split. All references to common shares, earnings
(loss) per common share and conversion rates in the consolidated financial statements and in these notes have been restated to retroactively reflect the effect of the split.

A summary of the Company's significant accounting policies follows:

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Vista Environmental Information, Inc. (VEI), E/Risk Information Services and Ensite Corporation of Denver. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

EQUIPMENT, FURNITURE AND SOFTWARE

Equipment, furniture and software are stated at cost. Depreciation is computed using accelerated and straight-line methods over the estimated useful lives of the respective assets, three to seven years for equipment and furniture and three years for software. The amortization expense on assets acquired under capital leases is included with depreciation expense on owned assets.

ACQUIRED TECHNOLOGY AND ENVIRONMENTAL DATABASES AND OTHER INTANGIBLE ASSETS

Acquired technology, environmental databases and goodwill represents the excess of the purchase price over net assets acquired with the acquisitions in 1998 and 1997 and is being amortized over their estimated useful lives of five years.

ASSET IMPAIRMENT

The Company reviews its intangibles and other long-lived assets periodically in accordance with Statement of Financial Accounting Standards No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF" (SFAS 121) to determine potential impairment by comparing the carrying value of the assets with estimated undiscounted future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future undiscounted net cash flows be less than the carrying value, the Company would determine whether an impairment loss should be recognized. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the asset being evaluated for impairment. Management determined that there was no impairment of the Company's intangible and long-lived assets at December 31, 1998. See Note 2 for information relating to an impairment of acquired technology during 1997.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash approximates its fair value due to the demand nature of these assets. The methods and assumptions used to estimate the fair value of the Company's current and long-term obligations are based on the current rates offered to the Company for debt of the same remaining maturities with similar collateral requirements. The estimated fair value of the Company's notes payable approximated their fair value at December 31, 1998 and 1997.

VISTA INFORMATION SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUES AND DEFERRED REVENUE

The Company recognizes revenue in the month in which product is shipped or in which information is transmitted to the customer. Deferred revenue represents amounts billed in advance for certain software program license fees. The license fee agreements are typically one year in length, and license revenues are recognized ratably over the lives of the agreements.

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

RESEARCH AND DEVELOPMENT COSTS

The Company is involved in activities which include continual development of new products and improvement of existing products. Research and development costs are charged to expense as incurred.

ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company has elected to continue to use the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES", to account for stock-based employee compensation costs. As required by Statement of Financial Accounting Standards No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION", certain proforma disclosures are made at Note 9. All nonemployee stock-based compensation is recorded at the fair value of the services received or the equity instrument issued, whichever is more reliably measurable.

LOSS PER COMMON SHARE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "EARNINGS PER SHARE" (SFAS 128). SFAS 128 establishes standards for computing and presenting earnings per share (EPS), including replacing the presentation of primary EPS with a presentation of basic EPS. The Company adopted SFAS 128 for its fiscal year ended December 31, 1997. SFAS 128 did not have a material impact on the Company. Because of losses from continuing operations, the effects of stock options, convertible preferred stock and common stock warrants are antidilutive. Accordingly, the Company's presentation of diluted loss per share is the same as that of basic loss per share for 1998 and 1997. For 1998 and 1997, the number of additional shares that would have been added to the weighted average shares outstanding for diluted loss per share was approximately 5,695,000 and 8,200,000, respectively.

VISTA INFORMATION SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RESTRUCTURING AND OTHER CHARGES

During 1998, the Company recorded pretax restructuring and other unusual charges of approximately $1,361,000 as part of the Company's strategy to reduce costs and focus on its core business and improve overall financial discipline. The following categories comprise the restructuring and other unusual charges:


                      Workforce         Business       Terminated      Canceled
                      Reductions     Consolidations     Alliance     Acquisitions      Total
Labor costs           $109,000       $  523,000                                     $  632,000
Legal fees                                            $ 300,000      $  55,000         355,000
Consulting costs        74,000                                         112,000         186,000
Equipment disposals                      25,000          27,000                         52,000
Office rent              7,000           49,000                                         56,000
Other                                    50,000          30,000                         80,000
                      --------          -------         -------        -------      ----------
Total                 $190,000       $  647,000       $ 357,000      $ 167,000      $1,361,000
                      --------          -------         -------        -------      ----------
                      --------          -------         -------        -------      ----------

In July 1998, the Company's Board of Directors approved a plan to reduce administrative staff, consolidate management and operations of the Property Disclosure Information Services department, terminate a strategic alliance and discontinue certain merger and acquisition activities. Approximately 25 jobs were eliminated as a result of the workforce reduction and business consolidation. Affected employees were entitled to receive severance benefits either as part of employment contracts or Company policy. In July 1998, the Company elected to terminate a strategic alliance to develop and market certain environmental information products after it was determined that profitable operations would likely not be achieved. As discussed in Note 14, the Company's partner in this alliance has alleged that the Company, among other things, incorrectly terminated the alliance and withheld revenue distributions. The Company has incurred approximately $110,000 of legal and accounting fees in 1998 as a result of this dispute and expects to incur an additional $190,000 of legal and accounting fees in 1999 and, accordingly, has recorded these costs in 1998. During 1997 and 1998, the Company recorded deferred costs for acquisition activities. As a result of the cancellation of these activities, the Company expensed the accumulated deferred costs.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Statement of Financial Accounting Standards No. 130, "REPORTING COMPREHENSIVE INCOME" (SFAS 130), was issued and became effective for financial statements for periods beginning after December 15, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. During 1998 and 1997, the Company did not generate transactions considered part of "other comprehensive income."

In June 1997, the Statement of Financial Accounting Standards No. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION" (SFAS
131), was issued and became effective for financial statements for periods beginning after December 15, 1997. Management has determined that segment disclosures are not appropriate because the Company operates in only one segment.

Revenues for significant product lines are as follows:


                                                                            1998                1997
                                                                     ------------------- -------------------

Environmental Risk and Due Diligence Information Services                   $ 9,014,000         $ 7,065,000
Insurance Risk Information Services                                           4,472,000           3,326,000
Property Disclosure Information Services                                      1,582,000                   -


In December 1997, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-2, which supersedes SOP 91-1, "SOFTWARE REVENUE RECOGNITION." SOP 97-2 was effective for transactions entered into in the Company's fiscal years beginning January 1, 1998. The adoption of SOP 97-2 did not have a material effect on the Company's consolidated financial statements or the timing of the Company's revenue recognition, or cause changes to its revenue recognition policies.

Statement of Position No. 98-1 "ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE" (SOP 98-1) was adopted by the Company on January 1, 1998. SOP 98-1 establishes the accounting practice for the capitalization of certain costs incurred in connection with the acquisition or development of computer software to be used for internal purposes, including internal costs.

In accordance with SOP 98-1, the Company has recorded approximately $510,000 of internal costs, which generally consist of direct payroll and other related costs, during 1998 in connection with the acquisition and development of computer software to be used by the Company solely for internal purposes.

The Financial Accounting Standards Board has issued SFAS No. 132, "EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS". In the opinion of management, this new accounting standard will not have a material effect on the Company's consolidated financial statements or financial reporting.

In June 1998, Statement of Financial Accounting Standards No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" was issued. This statement will be effective for the Company on January 1, 2000. The Company is evaluating its position and has not yet determined the effect this statement will have on its consolidated financial statements.

RECLASSIFICATIONS

Certain reclassifications have been made to the consolidated financial statements as of and for the period ended December 31, 1997 in order to conform to the presentation used for the year ended December 31, 1998. These reclassifications had no effect on net loss or stockholders' equity as previously reported.

VISTA INFORMATION SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. ACQUISITIONS

During 1998, 1997 and 1995, the Company completed the business combinations discussed below, all of which were accounted for by the purchase method of accounting and, accordingly, results of operations for the acquired businesses have been included in the consolidated statements of operations from their respective dates of acquisition. Assets acquired and liabilities assumed have been recorded at fair value based on the best information available. Pro forma information is presented where the impact is considered significant to the results of operations.

ENVIRONMENTAL INFORMATION SERVICES, INC.

In October 1998, the Company purchased substantially all the assets of Environmental Information Services, Inc. (EIS) which is a provider of environmental research reports. The purchase price consisted of 53,000 shares of the Company's common stock issued to the seller. The Company valued the securities issued at approximately $265,000 based on the approximate fair market value of the common stock at the date of acquisition. The proforma results of operations would not have been materially different than the historical results reported.

E-RISK INFORMATION SERVICES

In July 1998, the Company entered into two separate purchase agreements whereby the Company acquired 80% of the outstanding stock of E/Risk Information Services (E/Risk) in exchange for cash and newly issued common shares of the Company. Under the terms of the agreements, one shareholder received $1,100,000 in cash and the remaining shareholders collectively received 842,858 shares of the Company's common stock. Total assets acquired amounted to approximately $716,000 with liabilities assumed of approximately $537,000. The Company engaged an outside valuation consultant to determine the fair value of the unregistered securities issued which was determined to be approximately $5,400,000 or approximately $6.41 per share, which represented a 25% discount from the market price of the Company's common stock on the acquisition date. The value of the remaining 20% of E/Risk stock not initially acquired by the Company was recorded on the date of acquisition as minority interest.

Also, as a part of the acquisition, the Company issued an aggregate of 49,830 shares of the Company's common stock to the financial advisor of E/Risk in satisfaction of the amounts owed by E/Risk to such advisor at the date of acquisition. The Company valued these shares at approximately $320,000 or approximately $6.41 per share as discussed above and recorded the amount as acquired technology at the date of purchase.

In January 1999, the Company reached an agreement to purchase the remaining 20% of the E/Risk outstanding stock and will issue approximately 250,000 shares of the Company's common stock to the sellers valued at approximately $1,441,000 based on the market value of the stock on the effective date of the purchase.

VISTA INFORMATION SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. ACQUISITIONS (CONTINUED)

The following unaudited table presents the pro forma results of operations for the years ended December 31, 1998 and 1997, assuming the acquisition of E/Risk occurred at the beginning of each period presented. These results include certain adjustments, primarily for depreciation and amortization, interest and other expenses directly attributable to the acquisition and are not necessarily indicative of what the results would have been had the transactions actually occurred at the beginning of the periods presented.



                                                           Year Ended December 31,
                                                            1998             1997
                                                      (In 000's, except per share data)
---------------------------------------------------------------------------------------

Revenues                                                      $ 17,035         $ 11,041
Net loss attributable to common stockholders                    (3,996)          (7,757)
Basic and diluted loss per common share                           (.35)            (.94)
---------------------------------------------------------------------------------------



ENSITE CORPORATION OF DENVER

In April 1998, the Company purchased all the outstanding shares of Ensite Corporation of Denver (Entrac) which is a provider of detailed environmental information to engineers and financial institutions. The purchase price consisted of cash of $141,500 at date of closing and 67,500 shares of the Company's common stock issued to the seller. The Company valued the securities issued at approximately $380,000 based on the approximate fair market value of the common stock at the date of acquisition. The proforma results of operations would not have been materially different than the historical results reported.

ENVIROCHECK LTD.

In November 1997, the Company purchased substantially all of the assets of EnviroCheck Ltd. (EnviroCheck) which was engaged in the business of developing databases of environmental risk site locations. These assets included maps, federal and state documents, databases, customer lists, office equipment, and the rights to the name "EnviroCheck". The purchase price consisted of cash of $50,000 at date of closing and 36,500 shares of the Company's common stock issued to the seller. The Company valued the securities issued at approximately $265,000 based on the approximate fair market value of the common stock at the date of acquisition. The proforma results of operations would not have been materially different than the historical results reported.

VISTA ENVIRONMENTAL INFORMATION, INC.

In February 1995, the Company acquired all of the outstanding stock of VEI in exchange for newly issued common and preferred shares of the Company. The acquisition was accounted for using the purchase method of accounting whereby the purchase price of $11,996,024 was allocated substantially to acquired technology and environmental databases, which represented the fair value of the net assets acquired in the acquisition. During September 1997, management of the Company determined that a portion of the acquired technology and environmental databases acquired with VEI in 1995 was impaired and therefore the Company recorded a write-off of $980,072 and charged this amount to operations at the date the impairment became known.

The estimated fair value of all assets acquired through the aforementioned acquisitions during 1998 was $8,493,000, and liabilities assumed, including $467,000 in debt, totaled $589,000. Total assets acquired during 1998 included intangible assets of $7,517,000. The 1997 acquisitions resulted in the recording of intangible assets of $326,000.

VISTA INFORMATION SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

                                                                                      1998               1997

                                                                                -----------------------------------

Accrued dividends on preferred stock (Note 8)                                $           76,458 $           76,458
Deferred rent                                                                           106,995             95,107
Accrued restructuring charges                                                           666,085           -
Other accrued expenses                                                                  110,344             67,230
                                                                             ------------------ ------------------
                                                                             $          959,882 $          238,795
                                                                             ------------------ ------------------
                                                                             ------------------ ------------------



NOTE 4. OBLIGATION TO BANK

In November 1998, the Company and one of its subsidiaries, E/Risk, entered into an accounts receivable purchase agreement with a bank. Transactions under the agreement have been treated as borrowings due to the existence of repurchase obligations. The borrowings under this arrangement are collateralized by substantially all of the Company's assets and the arrangement allows the Company to borrow up to $2,000,000 based on percentages of eligible receivables, as defined. Outstanding amounts bear interest at rates ranging from 1.5% to 2.5% per month based on receivables purchased. There are additional administrative fees of .50% per month based on purchased receivables.

At December 31, 1998, the gross face value of receivables offered to the lender for purchase pursuant to this agreement amounted to $2,090,876, of which a net of $1,606,611 was purchased by the lender and for which funds were advanced to the Company. In addition, the lender required the Company to establish a reserve for the difference between the gross face value of receivables offered to purchase and the net value of receivables purchased by the lender which amounted to $473,528 at December 31, 1998. At December 31, 1998, the oustanding borrowings, net of the reserve held by the lender, amounted to $1,133,083. All outstanding balances under the accounts receivable purchase agreement were repaid in full in January 1999.

NOTE 5. LONG-TERM OBLIGATIONS

LINE OF CREDIT

Prior to the accounts receivable purchase agreement discussed above, the Company entered into a revolving line of credit agreement with a bank in April 1998. The terms of the agreement, as amended from time to time, allowed the Company to borrow up to $2,500,000 based on eligible receivables. In November 1998, the Company failed to comply with certain financial covenants and the line of credit was repaid from the proceeds of the accounts receivable purchase agreement (Note 4). At December 31, 1998 there were no outstanding borrowings under the line of credit nor were any borrowings available until the Company cures the default. The line of credit agreement expires in April 1999.

1998 BORROWINGS

In July 1998, the Company entered into a loan agreement with a bank. The note bore interest at 9% per annum and was payable in monthly installments of principal and interest. The loan was repaid in full in December 1998, using funds from the sale of common stock (Note 8).

1997 BORROWINGS

During 1997, the Company borrowed $300,000 from a finance company. The borrowings bore interest at 14% per annum and the finance company was issued warrants for 160,000 shares at an exercise price of $.01. The value assigned to the warrants of $83,000, which was calculated at the fair market value at the date of issuance, was recognized as expense in 1997. The note payable was repaid during 1997.

In 1997, the Company issued a note payable to an individual for $17,000 which was repaid in 1997 at the option of the noteholder with 17,035 shares of the Company's common stock based on the fair market value of the common stock on the date of repayment.

VISTA INFORMATION SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. LONG-TERM OBLIGATIONS (CONTINUED)

1997 DEBENTURES

During 1997, the Company raised $700,000 through the issuance of convertible debentures (the 1997 debentures) to members of its Board of Directors and others. The 1997 debentures bore interest at 16% and were due in twelve months from the date of execution. They also included warrants to purchase shares of the Company's common stock at an exercise price of 125% of the fair market value of the Company's common stock using a 21 day average. The 1997 debentures were convertible into shares of the Company's common stock at a rate of 70% of the fair market value of the stock using a 21 day average at a price not less than the exercise price of the warrants. The 1997 debentures and accrued interest were converted in 1997 into approximately 319,488 shares of the Company's common stock.

1995 DEBENTURES

In 1995, the Company received approximately $446,000 from the issuance of convertible subordinated debentures (the 1995 debentures). In connection with the 1995 debentures, the Company issued warrants to purchase 123,069 shares of Common Stock at $ 1.812 per share (Note 9). In June 1997, the Company modified the terms of the debentures to extend the due date for one year, resulting in the Company issuing warrants to purchase 184,899 shares of Common Stock at $1.38 per share. The Company expensed the estimated fair value of these warrants of approximately $60,000 over the period until converted. During 1997, the remaining principal and accrued interest totaling $322,512 was converted by the holders into 328,432 shares of the Company's common stock.

1994 DEBENTURES

The Company assumed $898,928 of convertible debentures in connection with its 1995 acquisition of VEI. VEI issued these debentures in 1994 (the 1994 debentures). The 1994 debentures were convertible into Series C preferred stock at a rate of $16.72 per share. In January 1997, the Company issued warrants to purchase 3,669 shares of Series C preferred stock at $33.40 per share (Note 9). The fair market value of these warrants was not material and therefore no expense was recorded. In September 1997, holders of all these outstanding debentures elected to convert $1,251,338 of principal and accrued interest directly into 372,976 shares of the Company's common stock (Note 8).

NOTE 6. INSURANCE SERVICES OFFICE, INC. (ISO) AGREEMENT

In October 1992, the Company and ISO signed a 15-year mutually exclusive contract (Joint Services Agreement) to offer the Geographic Underwriting System
(GUS) system to electronically provide geographically-based information to insurers. Under the provisions of the agreement, the Company will provide its proprietary GUS software and support and ISO will provide sales, marketing, billing and maintenance of the communications network to the GUS users. The Company and ISO generally share project revenues equally, net of any payments to third party information providers. The Company's share of revenues under this agreement were approximately $4,400,000 and $2,700,000 for the years ended December 31, 1998 and 1997, respectively. In this regard, approximately $1,954,000 and $1,500,000 of the 1998 and 1997 revenues are from one ISO customer, respectively.

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

NOTE 6. INSURANCE SERVICES OFFICE, INC. (ISO) AGREEMENT (CONTINUED)

In March 1997, the Company and ISO signed an amendment to the Joint Services Agreement which required the Company to customize certain of the Company's database applications for a new ISO customer. As of December 31, 1997, the Company had completed their obligations as required by this amendment.

         In October 1998, the Company filed a complaint against ISO with the American Arbitration Association alleging, among other things, that ISO has incorrectly calculated processing fees from GUS transactions submitted outside ISO's telecommunications network and witheld these fees from the monthly GUS revenue distribution to the Company. An arbitrator has been selected and the arbitration is scheduled for April 15 and 16, 1999. Management and its counsel believe that the Company is entitled to the withheld revenue distributions in accordance with the relevant provisions of the ISO agreement and, accordingly, the Company has recorded a receivable of approximately $750,000 from ISO. However, no assurances can be given about the outcome or the process of resolving the claims made in this proceeding. While the Company believes it will be awarded the withheld amounts, no assurances can be given that the outcome of the process of resolving the claims made in this proceeding will not adversely affect the Company's financial results or business condition.

NOTE 7. LEASE COMMITMENTS

The Company leases furniture and equipment under leases that meet the criteria for capital lease classification. The Company also leases its operating facilities under noncancelable operating leases with aggregate monthly payments of approximately $54,000. The facility leases require the payment of taxes, maintenance, utilities and insurance. Leased assets included in the consolidated balance sheets are as follows:


Leased Assets                                                                         1998               1997
-------------------------------------------------------------------------------------------------------------------

Equipment and furniture                                                      $        2,436,984 $        1,544,143
Less accumulated amortization                                                       (1,313,845)          (797,384)
                                                                             ------------------ ------------------
Net leased assets                                                            $        1,123,139 $          746,759
                                                                             ------------------ ------------------
                                                                             ------------------ ------------------


Future annual minimum lease payments due under capital leases and noncancelable operating leases consist of the following at December 31, 1998:

                                                                                    Capital           Operating
Years Ending December 31,                                                           Leases             Leases

-------------------------------------------------------------------------------------------------------------------

1999                                                                         $          652,713 $          567,003
2000                                                                                    489,820            601,581
2001                                                                                    165,434            617,441
2002                                                                                     15,637            526,314
2003                                                                                   -                   540,657
Thereafter                                                                             -                  -
                                                                             ------------------ ------------------
        Total minimum lease payments                                                  1,323,604 $        2,852,996
                                                                                                -------------------
                                                                                                -------------------
Less amounts representing interest (8.0% to 15.0%)                                     (142,719)
                                                                             -------------------
        PRESENT VALUE OF NET MINIMUM LEASE PAYMENTS                                   1,180,885
        LESS CURRENT MATURITIES                                                        (599,363)
                                                                             -------------------
        Long-term obligations                                                $          581,522
                                                                             -------------------
                                                                             -------------------


Total rent expense under operating leases for the years ended December 31, 1998 and 1997 totaled approximately $656,500 and $487,000, respectively.

VISTA INFORMATION SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. STOCKHOLDERS' EQUITY

COMMON STOCK

On December 31, 1998, the Company sold 837,521 shares of its common stock to an institutional lender through a private placement for a total of $4,993,000, net of offering costs. The Company received cash of approximately $2,493,000, of which $1,400,000 was used to repay a note payable to a bank (Note 5), and a note receivable for $2,500,000. The note receivable was collected in January 1999, with a portion of the funds used to repay the accounts receivable purchase agreement (Note 4).

During 1998 and 1997, the Company issued 15,000 and 50,000 shares, respectively, of common stock to two lessors, which were valued by the Company at approximately $95,000 and $25,000, respectively, based on the fair market value of the common stock on the date of issuance. The shares of common stock are being held as an additional security deposit by each respective lessor in case of default by the Company.

PREFERRED STOCK

The Board of Directors is authorized to issue preferred stock or other senior securities and determine the series and number of preferred shares to be issued and any related designations, powers, preferences, rights, qualifications, limitations or restrictions. The total number of shares authorized is 2,000,000. The following descriptions are of those designations existing as of December 31, 1998.

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

SERIES C PREFERRED STOCK

Under the terms of the acquisition of VEI, the Company issued 646,146 shares of Series C preferred stock, which is convertible at any time at the holder's option into 5.2965 shares of the Company's common stock, after application of certain anti-dilution provisions. The Series C preferred stockholders are entitled to a liquidation preference of $16.718 per share and are entitled to elect two directors of the Company. In addition, the Series C preferred stockholders have other rights and preferences including the requirement of an affirmative vote of the holders of a majority of the outstanding shares of the Series C preferred stockholders to amend the Articles of Incorporation or the Bylaws of the Company or increase the size of the Board of Directors. During the years ended December 31, 1998 and 1997, 5,000 and 213,697 shares, respectively of the Series C preferred stock were converted into 26,483 and 1,131,847 shares of common stock.

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

VISTA INFORMATION SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. STOCKHOLDERS' EQUITY (CONTINUED)

SERIES E  PREFERRED STOCK

In August 1997, the Board of Directors authorized the issuance of 2,500 shares of Series E convertible preferred stock at a stated value and purchase price of $1,000 per share for an aggregate gross purchase price of $2,500,000. The Series E preferred stockholder is entitled to receive quarterly dividends of $30.00 per share which will increase by $5.00 per share each year after August 31, 2002. Management of the Company expects that the shares will be redeemed or converted prior to August 31, 2002. At December 31, 1998, the Series E preferred shares are convertible into the Company's common stock at a conversion price of $4.00 per share. Series E preferred stock may be redeemed, at the option of the Company, at any time, provided the average closing bid price of the Company's common stock for the 20 consecutive trading days preceding the date of the redemption notice exceeds 200 percent of the Series E conversion price. The Series E preferred stock has a liquidation preference of $1,000 per share, plus unpaid dividends, and other rights and preferences similar to the Series B and Series C preferred stock except that Series E preferred stockholders vote on an as-if-converted basis, along with the holders of common stock in the election of directors of the Company.

SERIES F PREFERRED STOCK

In August 1997, the Board of Directors authorized the issuance of 2,500 shares of Series F convertible preferred stock at a stated value and purchase price of $1,000 per share for an aggregate gross purchase price of $2,500,000. The Series F preferred stockholder is entitled to receive quarterly dividends of $30.00 per share which will increase by $5.00 per share for each year after August 31, 2002. Management of the Company expects that the shares will be redeemed or converted prior to August 31, 2002. At December 31, 1998, the Series F preferred shares are convertible into the Company's common stock at a conversion price of $6.37 per share. Series F preferred stock may be redeemed, at the option of the Company, at any time, provided the average closing bid price of the Company's common stock for the 20 consecutive trading days preceding the date of the redemption notice exceeds 200 percent of the Series F conversion price. The Series F preferred stock has a liquidation preference of $1,000 per share, plus unpaid dividends, and other rights and preferences similar to the Series B and Series C preferred stock except that Series F preferred stockholders vote on an as-if-converted basis, along with the holders of common stock in the election of directors of the Company.

DIVIDENDS DECLARED

The Board of Directors of the Company has approved the payment of dividends as they become payable in accordance with the Series E and F preferred stock agreement at a dividend rate of $30.00 per share, payable quarterly. During 1998 and 1997, $600,000 and $200,000 of dividends were declared of which $76,458 are payable at December 31, 1998.

BENEFICIAL CONVERSION FEATURE

The Series E and Series F preferred stock contains a beneficial conversion feature that was recognized as an amount equal to the difference between the conversion price and the fair value of the common stock at the date of issuance multiplied by the number of common shares into which the security is convertible. This amount was accounted for as a return to the preferred stockholders in a manner similar to a dividend and was therefore accreted from the date of issuance through June 30, 1998, the date at which the preferred stock was first convertible. The aggregate value of this conversion feature for Series E and F preferred stock was $1,061,000, all of which has been accreted as of December 31, 1998.

VISTA INFORMATION SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. STOCK OPTIONS AND INCENTIVE PLANS

At December 31, 1998, the Company has stock-based incentive plans which are described below. In addition, the Company has granted options and warrants outside of the plans to officers, directors, consultants and certain debt and equity holders. As permitted under generally accepted accounting principles, grants to employees are accounted for following APB 25 and related interpretations. Accordingly, no compensation cost is recognized for grants to employees under these plans when the option price is at least equal to the quoted market price on the date of grant. Had compensation cost for all awards in 1998 and 1997 under the stock-based compensation plans been determined based on the grant date fair values of awards (the method described in SFAS 123), reported net loss attributable to common stockholders and loss per common share would have been as follows:

                                                                                      1998               1997

-------------------------------------------------------------------------------------------------------------------
Net loss attributable to common stockholders:
   As reported                                                               $      (3,650,810)    $   (6,357,106)
   Proforma                                                                         (4,067,373)        (6,621,597)

Basic and diluted loss per common share:
   As reported                                                               $            (.35)    $        (0.87)
   Proforma                                                                               (.39)             (0.90)


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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998 and 1997: no dividend yield for 1998 or 1997; expected volatility of 33 to 120 percent and 56 to 85 percent; risk-free rates of 5.83 to 6.0 percent and 5.71 to 5.83 percent; and expected lives of two to five years for both 1998 and 1997.

The 1995 Plan provides for an annual automatic grant of 5,000 non-qualified options to non-employee members of the Board of Directors.

VISTA INFORMATION SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.      STOCK OPTIONS AND INCENTIVE PLANS (CONTINUED)

A summary of the stock option activity under all of the aforementioned plans is as follows:


                                                          1998                                1997

                                          -------------------------------------------------------------------------
                                                                 WEIGHTED                             Weighted
                                                                 AVERAGE                              Average
                                                                 EXERCISE                             Exercise
              Fixed Options                   OPTIONS             PRICE           Options              Price
-------------------------------------------------------------------------------------------------------------------

Outstanding at beginning of year                1,469,715 $              3.05        1,214,223 $              2.04

  Granted                                         361,000                7.62          576,500                4.32
  Exercised                                      (263,674)               1.35         (254,758)               3.00
  Expired/surrendered                              (5,000)               8.50          (66,250)               2.92
                                                --------- -------------------        --------- -------------------

Outstanding at end of year                      1,562,041 $              4.37        1,469,715 $              3.05
                                                --------- -------------------        --------- -------------------
                                                --------- -------------------        --------- -------------------
Exercisable at end of year                        881,622 $              3.05          793,715 $              2.17
                                                --------- -------------------        --------- -------------------
                                                --------- -------------------        --------- -------------------

Weighted-average fair value per
   option of options granted
   during the year                                 $ 7.01                               $ 2.55
                                                --------- -------------------        --------- -------------------
                                                --------- -------------------        --------- -------------------

At December 31, 1998 the options available for grant under the 1995 plan was approximately 279,000.

A further summary about fixed options outstanding under these plans at December 31, 1998 is as follows:


                                                Options Outstanding                     Options Exercisable

                                  ---------------------------------------------------------------------------------

                                                     Weighted
                                                      Average         Weighted                         Weighted
                                                     Remaining         Average                          Average
      Range of                         Number       Contractual       Exercise        Number           Exercise
         Exercise Prices            Outstanding    Life in Years        Price       Exercisable          Price

-------------------------------------------------------------------------------------------------------------------

$     0.00 to 2.00                         502,022           5.8 $           0.68         412,936 $           0.58
      2.01 to 4.00                         239,830           6.7             2.84         216,497             2.87
      4.01 to 6.00                         230,889           8.5             5.71          70,889             5.75
      6.01 to 8.00                         379,350           8.9             6.76         107,350             6.78
      8.01 to 10.00                        182,450           8.3             8.88          46,450             8.24
      10.01 to 12.00                        27,500           5.0            11.30          27,500            11.30
                                           -------           --- ----------------         ------- ----------------
                                         1,562,041           7.4 $           4.37         881,622 $           3.05
                                           -------           --- ----------------         ------- ----------------
                                           -------           --- ----------------         ------- ----------------


In addition, the Company has granted options and warrants for the purchase of common stock outside of the plans to officers, directors, consultants and certain debt and equity holders as follows (including all options and warrants to purchase common stock discussed in Notes 5 and 8 but excluding the effect of any conversion rights):

VISTA INFORMATION SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. STOCK OPTIONS AND INCENTIVE PLANS (CONTINUED)


                                                           1998                                1997
                                            -----------------------------------------------------------------------
                                                                   WEIGHTED                           Weighted
                                                                   AVERAGE                             Average
                                                                   EXERCISE                           Exercise
                                                SHARES              PRICE           Shares              Price
-------------------------------------------------------------------------------------------------------------------

Outstanding at beginning of year                  1,172,293 $              2.54       1,155,559 $             1.68
  Granted                                          -                  -                 734,512               1.32
  Exercised                                       (416,125)               1.54        (716,778)                .22
Expired/surrendered                               (195,779)               7.04          (1,000)               4.76
                                                    ------- -------------------       --------- ------------------

Outstanding at
   end of year                                      560,389 $              1.71       1,172,293 $             2.54
                                                    ------- -------------------       --------- ------------------
                                                    ------- -------------------       --------- ------------------
Exercisable at end of year                          560,389 $              1.71       1,172,293 $             2.54
                                                    ------- -------------------       --------- ------------------
                                                    ------- -------------------       --------- ------------------
Weighted-average fair value per
   option/warrant of options and
   warrants granted during the year                  $    -                              $ 0.20
                                                    ------- -------------------       --------- ------------------
                                                    ------- -------------------       --------- ------------------


Of the 734,512 options and warrants granted in 1997, 80,000 options and warrants were at prices which were less than the market price at the date of grant (weighted average exercise price and fair value of $.02 and $1.48 per share), 184,898 options and warrants were at prices which were equal to the market price at the date of grant (weighted average exercise price and fair value of $1.38 and $.08 per share), and 469,614 options and warrants were at prices which exceeded the market price at the date of grant (weighted average exercise price and fair value of $1.52 and $.02 per share). There were no options or warrants issued outside of the plans during 1998.

Management determined the fair value of warrants issued to non-employees considering the Black-Scholes method, the intrinsic value, the Company's financial condition and other factors considered appropriate.

A further summary about the options and warrants granted outside of the Company's formal plans outstanding at December 31, 1998 is as follows:


                                               Options and Warrants               Options and Warrants Exercisable
                                                    Outstanding
                                  ---------------------------------------------------------------------------------
                                                     Weighted
                                                      Average         Weighted                         Weighted
                                                     Remaining         Average                          Average
Range of                               Number       Contractual       Exercise        Number           Exercise
   Exercise Prices                  Outstanding    Life in Years        Price       Exercisable          Price
-------------------------------------------------------------------------------------------------------------------

$0.00 to 2.00                              509,389           8.1 $           1.48         509,389 $           1.48
  2.01 to 4.00                              51,000           3.9             4.00          51,000             4.00
                                           -------           --- ----------------         ------- ----------------
                                           560,389           7.7  $          1.71         560,389  $          1.71
                                           -------           --- ----------------         ------- ----------------
                                           -------           --- ----------------         ------- ----------------


During 1997, the Board of Directors approved an extension of 187,500 options held by a Series B preferred shareholder which had an original expiration date of December 31, 1997. The Company recorded an expense of approximately $140,000 based upon the fair value of the options at the remeasurement date.

VISTA INFORMATION SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. STOCK OPTIONS AND INCENTIVE PLANS (CONTINUED)

Not included in the above table are warrants granted in conjunction with current and prior extensions of the 1994 debentures which were converted in 1997 (Notes 5 and 8). The Company recorded an expense based upon the fair value of the warrants at the grant date. The former noteholders have received aggregate warrants for the purchase of 23,306 shares of Series C preferred stock at exercise prices ranging from $16.00 to $25.08 per share of which 19,304 warrants are outstanding at December 31, 1998.

SHARE CONTINGENCIES

During 1997, the Company executed numerous transactions involving stock conversions and warrants. Certain errors were made in the mathematical calculations of the conversions and application of the terms of the agreements. This resulted in the issuance of certain shares and warrants in excess of the contractual amounts. The Company intends to correct the number of shares and warrants issued by requesting the return of certain shares and warrants. The amounts reflected in these financial statements represent the amounts that should have been issued under these agreements. The number of shares which the Company is seeking return of is approximately 150,000 and the number of warrants which the Company is seeking return of is approximately 100,000. Management of the Company believes that the correction of these matters will not result in a material adjustment to the number of shares issued and outstanding.

NOTE 10. SALE OF PRODUCTS

In February 1996, the Company sold and licensed certain of the Company's software and service bureau products to a former officer of the Company. The purchase price is contingent and consists of royalty payments ranging from 5% to 25% on sales of related products for two years, commencing on February 1, 1996, with no minimum or maximum amounts. The net book value of the assets sold were not significant. Royalty payments for 1998 and 1997 were not significant.

NOTE 11. TECHNOLOGY LICENSE AGREEMENT

In October 1998, the Company entered into a technology license agreement with an unrelated entity to provide certain marketing rights and to enter into revenue sharing arrangements. The initial term of the agreement is for five years with a renewal option, at the Company's discretion, for an additional five-year period. The Company will incur royalties at rates ranging from 30% to 40% of gross or net receipts, as defined, on sales of the Company's products generated from the arrangement. In addition, the Company will pay a non-refundable, recoupable fee against future royalties of $2,000,000, of which $250,000 was paid in 1998. The remainder of the prepaid fee is due and payable in 1999. In the event that after two years the royalties incurred by the Company are less than the level sufficient to fully exhaust the prepaid fee, the Company may reduce royalty payment rates to a level of 25% of the otherwise agreed rate until such time as the remaining unpaid credit is fully recovered.

VISTA INFORMATION SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. INCOME TAXES

As of December 31, 1998, the Company has net operating loss carryforwards for federal income tax purposes of approximately $29,246,000 of which $18,212,000 is available at December 31, 1998 to offset future taxable income and which include carryforwards from VEI. These loss carryforwards expire in varying amounts through 2018. In addition, the Company has investment tax and research credit carryforwards of approximately $95,000. Future utilization of these loss credit carryforwards are subject to certain limitations under provisions of the Internal Revenue Code including limitations subject to Section 382, which relates to a 50% change in control over a three year period, and are further dependent upon the Company attaining profitable operations. Shares issued to acquire VEI and shares issued in previous private placement transactions, have caused the Company to exceed the 50% change in control threshold. This has subjected the Company to limitations of annual net operating loss and credit carryforwards and may result in the expiration of a portion of these carryforwards before they can be utilized. The utilization of $6,600,000 of the Company's net operating loss carryforwards available to offset future taxable income is limited to approximately $302,000 in years 1998 through 2001 and $692,000 in years 2002 through 2008. In addition, these net operating losses, which were losses generated by VEI before the merger, can only be used to offset future VEI income.

A reconciliation of the effective tax rates with the federal statutory rate is as follows:


                                                                                    Years Ended December 31,
                                                                                      1998               1997
                                                                              -------------------------------------

Income tax benefit at statutory rate                                          $       (867,000) $      (1,903,000)

Change in valuation allowance                                                        1,305,000          2,488,000

Other                                                                                 (137,000)          (269,000)

State taxes                                                                           (301,000)          (316,000)
                                                                              ----------------  -----------------

                                                                              $        -        $         -
                                                                              ----------------  -----------------
                                                                              ----------------  -----------------


The tax effect of temporary differences consisted of the following as of December 31:


                                                                                      1998               1997
                                                                             --------------------------------------

Deferred tax assets:
  Net operating loss carryforwards                                           $       11,725,000 $       10,757,000
  Accrued payroll                                                                        67,000             45,000
  Allowance for doubtful accounts                                                       109,000             76,000
  Tax credit carryforwards                                                               95,000             95,000
  Equipment and purchased software                                                      211,000            309,000
  Accrued sales tax                                                                      32,000             32,000
  Acquired technology                                                                   538,000           -
                                                                             ------------------ ------------------
Gross deferred tax assets                                                            12,777,000         11,314,000
  Less valuation allowance                                                          (12,734,000)       (11,167,000)
                                                                             ------------------ ------------------
                                                                             ------------------ ------------------
                                                                                         43,000            147,000
                                                                             ------------------ ------------------

Deferred tax liabilities:
  Deferred rent                                                                        (43,000)           (38,000)
  Acquired technology                                                                         -          (109,000)
                                                                             ------------------ ------------------
                                                                                       (43,000)          (147,000)
                                                                             ------------------ ------------------
                                                                             $         -        $         -
                                                                             ------------------ ------------------
                                                                             ------------------ ------------------


VISTA INFORMATION SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13. 401(K) AND PROFIT SHARING PLAN

During 1992 the Company adopted a 401(k) Plan ("the Plan") for its employees. Under the terms of the Plan, as amended in 1998, a participant may contribute, on a pre-tax basis, up to twenty percent (20%) of annual compensation, subject to IRS limitations. Pursuant to the amended Plan, the Company will contribute, in the form of the Company's common stock, an amount equal to 3% of a participant's annual salary to the Plan on behalf of each participant. In addition, the Company will match 20% of a participant's contribution to the Plan, up to a maximum of $1,000, also in the form of the Company's common stock.

During 1998, the Company contributed approximately $288,000 to the Plan, all of which was payable at December 31, 1998. There were no contributions made by the Company to the Plan in 1997.

NOTE 14. LITIGATION

On July 28, 1998 the Company terminated a strategic alliance with Phase One Inc. ("POI"). On August 19, 1998 POI filed a complaint against the Company with the American Arbitration Association in San Diego, CA, alleging, among other things, that the Company incorrectly terminated the alliance and withheld revenue distributions from POI. Management of the Company believes that these claims have no merit and that any outcome of this arbitration would not have a material impact on the Company's financial results or business condition.

See Note 6 for information relating to a complaint filed by the Company in October 1998.

NOTE 15. RESTATEMENT -- INTERIM FINANCIAL INFORMATION (UNAUDITED)

Subsequent to the issuance of the Company's September 30, 1998 quarterly financial statements, the Company's management revised the amount of the purchase price which was allocated to in-process research and development in accounting for the acquisition of E/Risk in July 1998. The revised allocation is based upon methods prescribed in a letter from the Securities and Exchange Commission ("SEC") sent to the American Institute of Certified Public Accountants in September 1998. The letter sets forth the SEC's views regarding the valuation methodology to be used in allocating a portion of the purchase price to acquired in-process research and development at the date of acquisition. As a result of the revised allocation, the Company's unaudited interim financial information for the three and nine month periods ended September 30, 1998 have been restated to reduce the amount of the acquired in-process research and development expensed by $2,900,000 and to increase intangible assets by $2,803,000, net of amortization of approximately $97,000. The change had no impact on net cash flows provided by operations. The effect of the restatement on the Company's unaudited interim financial information for the three and nine month periods ended September 30, 1998 is as follows:

                                                       As of
                                                 September 30, 1998
                                             ---------------------------
                                             As previously         As
BALANCE SHEET DATA:                            reported         restated
                                             ---------------------------
Acquired technology, net                      3,775,000       6,578,000
Total assets                                 10,792,000      13,595,000
Stockholders' equity                          4,741,000       7,544,000
Total liabilities and stockholders'
  equity                                     10,792,000      13,595,000


                                                          Three Months Ended               Nine Months Ended
                                                          September 30, 1998               September 30, 1998
                                                      ---------------------------     ---------------------------
                                                      As previously       As          As previously        As
STATEMENTS OF OPERATIONS DATA:                          reported       restated         reported        restated
                                                      ---------------------------     ---------------------------
Purchased in process technology                        2,900,000               0       2,900,000               0
Operating loss                                        (5,136,000)     (2,333,000)     (4,717,000)     (1,914,000)
Net loss before minority interest                     (5,255,000)     (2,452,000)     (4,926,000)     (2,123,000)
Net loss attributable to common stockholders          (5,325,000)     (2,522,000)     (5,796,000)     (2,993,000)
Basic and diluted net loss per common share                 (.49)           (.23)           (.57)           (.29)


NOTE 16. SUBSEQUENT EVENTS

ACQUISITION OF GEOSURE, LP

On January 14, 1999, the Company merged with GeoSure, LP (GeoSure) pursuant to the terms of a Partnership Interest Purchase Agreement (the GeoSure Agreement). In exchange for the partnership interests of GeoSure, the Company issued an aggregate of 2,590,000 shares of its common stock with 259,000 of such shares being deposited into an escrow account in accordance with the terms of the GeoSure Agreement.

VISTA INFORMATION SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15.   SUBSEQUENT EVENTS (CONTINUED)

ACQUISITION OF ECOSEARCH ENVIRONMENTAL RESOURCES, INC.

On March 1, 1999, the Company merged with EcoSearch Environmental Resources, Inc. (EcoSearch) pursuant to the terms of a Stock Purchase Agreement (the EcoSearch Agreement). In exchange for all the outstanding common stock of EcoSearch, the Company issued an aggregate of 396,351 shares of its common stock with 39,635 of such shares being deposited into an escrow account in accordance with the terms of the EcoSearch Agreement.

The mergers of GeoSure and EcoSearch will be accounted for under the pooling-of-interests method of accounting and, accordingly, historical financial data in future reports will be restated to include GeoSure and EcoSearch data. The following unaudited pro forma data summarizes the combined results of operations of the Company and GeoSure and EcoSearch as though the mergers had occurred at the beginning of each period and does not purport to be indicative of what would have occurred had the acquisitions actually been effected as of such date or of results which may occur in the future.


(Unaudited)
(In 000's, except per share data)                            1998           1997
------------------------------------------------------- -------------- --------------
Revenues                                                     $ 25,423       $ 20,436
Net loss attributable to common stockholders                   (4,291)        (6,821)
Basic and diluted loss per common share                          (.32)          (.66)
------------------------------------------------------- -------------- --------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               VISTA INFORMATION SOLUTIONS, INC.
                                               (registrant)



Dated:  March 31, 1999                    By:      /s/ Thomas R. Gay
                                             ---------------------------------
                                             Thomas R. Gay
                                             (Chief Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 30, 1998 by the following persons on behalf of the Company and in the capacities indicated.

                                             SIGNATURE AND TITLE

                                              /s/ Thomas R. Gay
                                             ---------------------------------
                                             Thomas  R. Gay,  Chief  Executive
                                             Officer and Director

                                             /s/ Jay D. Seid
                                             ---------------------------------
                                             Jay  D.  Seid,  Chairman  of  the
                                             Board

                                             /s/ Patrick A. Rivelli
                                             ---------------------------------
                                             Patrick A. Rivelli, Director

                                             /s/ Martin F. Kahn
                                             ---------------------------------
                                             Martin F. Kahn, Director

                                             /s/ Richard J. Freeman
                                             ---------------------------------
                                             Richard J. Freeman, Director

                                             /s/ Robert Boscamp
                                             ---------------------------------
                                             Robert Boscamp, Director

                                             /s/ Earl Gallegos
                                             ---------------------------------
                                             Earl Gallegos, Director

                                             /s/ E. Stevens Hamilton
                                             ---------------------------------
                                              Steven Hamilton
                                              (Principal Financial Officer)

                                             /s/ Brian Conn
                                             ---------------------------------
                                             Brian Conn
                                             (Principal Accounting Officer)

                        VISTA INFORMATION SOLUTIONS, INC.
                         EXHIBIT INDEX TO ANNUAL REPORT
                                 ON FORM 10-KSB


                            FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 1998



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

3.2             Restated By-Laws of the Company, as amended to
                date...........................................         Incorporated by reference to the Company's
                                                                        Definitive Proxy Statement filed February 17,
                                                                        1998 (File No. 0-20312).

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




Item No.       Description                                              Method of Filing
-------        -----------                                              -----------------
4.10            Rockwin Corp. Warrant Certificate dated
                September 3, 1993..............................         Incorporated by reference to the Company's
                                                                        Registration Statement on Form S-8 (File No.
                                                                        33-73212).

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

4.16            Amendment to Subordinated Promissory Notes dated
                February 28, 1995 between the Company and
                certain persons listed on Exhibit A attached
                thereto........................................         Incorporated by reference to the Company's
                                                                        Annual Report on Form 10-K for the period ended
                                                                        December 31, 1995 (File No. 0-20312).

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



Item No.       Description                                              Method of Filing
-------        ------------                                             -----------------
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

10.6            Office Building Lease modification dated March
                9, 1997 by and between The Shidler Group and the
                Company........................................         Incorporated by reference to the Company's
                                                                        Annual Report on Form 10-K for the period ended
                                                                        December 31, 1996 (File No. 0-20312).


10.8            Agreement of Lease dated January 1997 by and
                between the Company and Sibley Real Estate
                Services.......................................         Incorporated  by  reference  to the  Company's  Annual
                                                                        Report on Form 10-K for the period ended  December 31,
                                                                        1996 (File No. 0-20312).

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



Item No.       Description                                              Method of Filing
-------        -----------                                              ----------------
10.19           Agreement for Services between Insurance
                Services Office, Inc. and the Company dated
                August 28, 1992................................         Incorporated by reference to the Company's
                                                                        Annual Report on Form 10-KSB for the fiscal year
                                                                        ended June 30, 1993 (File No. 0-20312).

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


10.38           Technology Alliance dated October 29, 1998
                between the Company and Homeseekers.Com, Inc...         Filed herewith, page ___.



10.39           Agreement dated November 20, 1998 between the
                Company and Silicon Valley Bank regarding
                purchase of receivables........................         Filed herewith, page ___.

10.40           Agreement dated April 7, 1998
                between the Company and Silicon
                Valley Bank regarding a
                revolving line of
                credit.......................                           Filed herewith, page ___.

10.41           Agreement dated July 23, 1998
                between the Company and Silicon
                Valley Bank regarding a term
                loan...........................................         Filed herewith, page ___.


21.1            List of subsidiaries of the
                Registrant.........                                     Filed herewith, page ___.


23.1            Consent of Deloitte & Touche,
                LLP..............                                       Filed herewith, page ___.

23.2            Consent of McGladrey & Pullen,
                LLP.............                                        Filed herewith, page ___.