Form 10KSB/A
period 1998-12-31
VISTA INFORMATION SOLUTIONS INC
filed 1999-04-30
CIK 888793

                     U.S. SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


                                  FORM 10-KSB/A




                     Amendment No. 1 to Annual Report Under
           Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1998

                          COMMISSION FILE NO.: 0-20312

                          ----------------------------


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

                                 --------------

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.001 PAR VALUE

                                 --------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)  DIRECTORS OF THE REGISTRANT.

     The names of the Company's directors, their ages, the year in which each first became a director and their principal occupations as of April 28, 1999 are set forth below.

NAME                        AGE     PRINCIPAL OCCUPATION                                        DIRECTOR SINCE
----                        ---     --------------------                                        --------------
Jay D. Seid                 38      Managing Director of Bachow & Associates                              1995
                                    Chairman of the Board of Directors of the Company
Martin F. Kahn              47      President, Cadence Management                                         1995
Thomas R. Gay               52      President and Chief Executive Officer of the Company                  1995
Patrick A. Rivelli          61      General Partner of Sunwestern Investment Fund III                     1995
Richard J. Freeman          45      Vice President of Century Capital Management, Inc.                    1996
Robert Boscamp              50      Senior Vice-President of Comfort Systems USA, Inc.                    1997
Earl Gallegos               40      Principal, Earl Gallegos Management                                   1998

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

     MARTIN F. KAHN has been a director of the Company since the merger with VISTA Environmental in February 1995. From February 1995 to October 1996 Mr. Kahn served as Chairman of the Board of Directors and from 1992 to February 1995, Mr. Kahn served as Chairman of the Board of Directors of VISTA Environmental. From 1989 to 1992, Mr. Kahn was Chairman of the Board of Environmental Audit, Inc. Prior to 1989, Mr. Kahn served as President of BRS Information Services, a provider of on-line information to healthcare professionals. Mr. Kahn also serves as Chairman of the Board of OneSource Information Services, Inc., a developer and marketer of integrated business information and software, and as Chairman of the Board of CDP Technologies, Inc., a medical, scientific and technical information provider.

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

     RICHARD J. FREEMAN has served as a director of the Company since October 1996. Mr. Freeman is Vice President of Century Capital Management, Inc. For the past 18 years, Mr. Freeman has held various investment management positions with Kemper Financial Services, First Chicago Corp., Metropolitan Life Insurance Company and the State of Michigan Insurance Bureau and Treasury Department.

     ROBERT BOSCAMP has served as a director of the Company since October 1997. Mr. Boscamp is Senior Vice-President of Energy Services for Comfort Systems, Inc., a consolidator of heating, ventilation and air conditioning systems companies. From 1995 to 1999 Mr. Boscamp was the President and Chief Executive Officer of Axiom Power Solutions, Inc., a marketer of energy related products and a wholly-owned subsidiary of Arizona Public Service. From 1990 to 1995, Mr. Boscamp founded and developed EcoGroup, a provider of information and market consulting services to the utilities industry. EcoGroup was subsequently acquired by Trans Union Corporation, an information services company. Prior to founding EcoGroup, Mr. Boscamp founded Enercom, a utility consulting firm, which was subsequently acquired by Equifax, Inc. a provider of information services.

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

     Pursuant to the terms of the Company's Series B Preferred Stock ("Series B Preferred"), the holders of the Series B Convertible Preferred are entitled to appoint and elect one director. Mr. Seid has been appointed to the Board by the Series B Preferred shareholders. Pursuant to the terms of the Company's Series C Convertible Preferred Stock ("Series C Preferred"), the holders of the Series C Preferred are entitled to appoint and elect two directors. Messrs. Kahn and Rivelli have been elected to the Board by the Series C Preferred shareholders. Pursuant to the terms of the Company's Series D Convertible Preferred Stock ("Series D Preferred"), the holders of the Series D Preferred are entitled to vote the number of shares of Common Stock into which the Series D Preferred are convertible, together with the holders of the shares of Common Stock, voting separately as a class, for the election of any directors of the Company other than Directors elected by the holders of Series B Preferred or Series C Preferred.

(b) EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information concerning executive officers of the Company is included in this Annual Report on Form 10-KSB under Item 9(B), "Executive Officers of the Registrant".

(c) SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who beneficially own more than 10% of the Company's Common Stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in beneficial ownership of Common Stock. Executive officers, directors and greater-than-10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company for the year ended December 31, 1998, all executive officers, directors and greater-than-10% shareholders filed the required Section 16(a) reports in a timely manner, except that the Form 5 filings made by Robert Boscamp, Jay D. Seid, Century Capital Partners, L.P., Richard J. Freeman, Martin Kahn, James Mauch, Robert Moeller, Paul S. Bachow Co-Investment Fund, L.P., Patrick Rivelli and Howard Shuster were considered late since the SEC considered the documents that were timely filed to be too light to read. Also, a Form 4 for Patrick Rivelli was not filed timely as a result of administrative oversight.

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

                    EXECUTIVE COMPENSATION AND OTHER BENEFITS

     The following table sets forth the cash and non-cash compensation paid or earned (i) during the fiscal years ended December 31, 1998, 1997 and 1996 to the executive officers of the Company who had salary and bonuses which exceeded $100,000 for the fiscal year ended December 31, 1998.

                           SUMMARY COMPENSATION TABLE


                                                             Annual Compensation
                                                 -----------------------------------------       Long Term Compensation
                                                                                                         Awards
                                                                                              -----------------------------
Name And Principal Position          Year        Salary ($)     Bonus ($)        Other ($)    Securities Underlying Options
---------------------------          ----        ----------     ---------        ---------    -----------------------------
Thomas R. Gay .................      1998         $241,244              --      $ 12,000(1)                --
    Chief Executive Officer          1997          195,000              --        11,000(2)            80,000
                                     1996          187,500              --        11,000(2)                --

E. Stevens Hamilton                  1998          215,585              --            --                   --
   Vice President,                   1997          144,000              --            --              150,000
   Chief Financial Officer           1996          138,000              --            --                   --

Howard Shuster                       1998          120,417              --            --               10,000
   Vice President, Sales             1997          110,000        $ 10,000            --                   --
                                     1996           28,000              --            --               50,000


(1) Includes an annual car allowance of $6,000 and country club membership dues of $6,000.
(2) Includes an annual car allowance of $6,000 and country club membership dues of $5,000.

OPTION GRANTS

     The following table sets forth information with respect to grants of stock options during the last fiscal year to the persons named in the Summary Compensation Table.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                            Individual Grants
                      -------------------------------------------------------------------------------------
                                                       Percent of           Exercise
                      Number of Securities            Total Options            or
                       Underlying Options         Granted to Employees     Base Price            Expiration
Name                      Granted(#)(1)              in Fiscal Year          ($/Sh)                 Date
----                      -------------              --------------          ------                 ----

Thomas R. Gay                100,000                     31.1%                 $7.20               12/1/09
E. Stevens Hamilton                -                        -                      -                     -
Howard Shuster                10,000                      3.1%                 $8.00               1/25/08

     The following table sets forth information with respect to option exercises and fiscal year-end option values for the persons named in the Summary Compensation Table.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                            AND FY-END OPTION VALUES

                                                                         Number of Securities    Value of Unexercised
                                                                              Underlying         In-the-Money Options
                                                                         Unexercised Options           at FY-End
                                                                              at FY-End

                             Shares Acquired                                 Exercisable/            Exercisable/
          Name               on Exercise (#)      Value Realized ($)        Unexercisable            Unexercisable
          ----               ---------------      ------------------        -------------            -------------
Thomas R. Gay                      ---                    ---              181,436/148,333        $1,042,125/164,583
E. Stevens Hamilton                ---                    ---               66,666/83,334           283,330/229,170
Howard Shuster                     ---                    ---               33,333/26,667           208,331/104,169


MANAGEMENT AGREEMENTS

GAY AGREEMENT

     Concurrent with the closing of the VISTA Merger, the Company entered into an employment agreement with Mr. Gay, as President and Chief Executive Officer of the Company. The agreement between the Company and Mr. Gay provides for (i) an initial base salary of $180,000 for the first year of employment and a base salary of, $195,000 for the second year of employment;(ii) a grant of incentive stock options to purchase 150,000 shares of Common Stock with an exercise price equal to $1.41 per share (the fair market value of one share of the Common Stock on the date of grant) which options vest in two equal installments on the first and second anniversary of the date of grant and remain exercisable for a period of ten years; (iii) a bonus in the range from $60,000 to $100,000 based upon the achievement of certain performance criteria to be established by the Board; (iv) an automobile allowance of $500 per month; and (v) a country club membership allowance of up to $5,000 per year. The initial term of this agreement expired on February 28, 1997. On February 28, 1997 a new agreement was completed which continued the terms of the original agreement through December 31, 1997 with the following additions: (i) a grant of incentive stock options to purchase 15,000 shares of Common Stock with an exercise price equal to $1.00 per share (in consideration of Mr. Gay's willingness to forgo a contractual base salary increase during 1996) and (ii) if Mr. Gay is terminated by the Company "other than for cause"(as such phrase is defined in the agreement), then Mr. Gay would be entitled to his base salary, health, medical and similar benefits for nine months following the termination. In December 1997 the agreement was extended through December 31, 1998 with the same terms and conditions. The agreement was again extended in December 1998, to continue through December 31, 1999, with the same terms and conditions as the prior agreement except for the addition of stock options to purchase 100,000 shares of Common Stock at a price of $7.20 per share.

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


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                    COMMON STOCK AND COMMON STOCK EQUIVALENTS


     The following table sets forth information regarding the beneficial ownership of Common Stock and Common Stock Equivalents of the Company as of April 28, 1999 (a) by each shareholder who is known by the Company to own beneficially more than 5% of the outstanding Common Stock and Common Stock Equivalents or the combined total voting power of all classes of capital stock of the Company on a fully diluted, as converted basis, (b) by each director, (c) by the Chief Executive Officer and the two other executive officers named in the Summary Compensation Table (the "Designated Executive Officers"), and (d) by all executive officers and directors of the Company as a group.


                                                                 NUMBER OF                    PERCENT OF
                                                            SHARES BENEFICIALLY             CLASS OWNED(2)
NAME                                                             OWNED(1)
----------------------------------------------------------------------------------------------------------
Paul S. Bachow.......................................          1,783,569 (3)                     9.8%
     3 Bala Plaza East
     Suite 502
     Bala Cynwyd, PA 19004

Paul S. Bachow Co-Investment Fund, L.P...............          1,223,695 (4)                     6.8%
     3 Bala Plaza East
     Suite 502
     Bala Cynwyd, PA 19004

Martin F. Kahn.......................................           115,893 (5)                      0.7%
     Cadence Information Associates
     767 Fifth Avenue
     43rd Floor
     New York, NY 10153

Thomas R. Gay........................................          1,118,245 (6)                     6.4%
     5060 Shoreham Place
     Suite 300
     San Diego, CA 92122



Earl Gallegos........................................            5,000 (7)                        *
     4785 Nomad Drive
     Woodland Hills, CA  91364

Jay D. Seid..........................................          1,223,695 (8)                     6.8%
     3 Bala Plaza East
     Suite 502
     Bala Cynwyd, PA 19004

Patrick A. Rivelli...................................           847,987 (9)                      4.9%
     Three Forest Plaza, Suite 1300
     12221 Merit Dr.
     Dallas, TX 75251

Richard J. Freeman...................................         1,431,596 (10)                     8.1%
     Century Capital Management
     One Liberty Square
     Boston, MA 02109

Century Capital Partners, L. P.......................         1,431,596 (11)                     8.1%
     Century Capital Management
     One Liberty Square
     Boston, MA 02109

Finova Mezzanine Capital Inc.........................         1,596,481 (12)                     9.0%
     500 Church St., #200
     Nashville, TN 37219

Craig MacNab.........................................         1,596,481 (13)                     9.0%
     500 Church St., #200
     Nashville, TN 37219

Robert Boscamp.......................................           7,500 (14)                        *


E. Stevens Hamilton..................................           66,667 (15)                       *
     5060 Shoreham Place, #300
     San Diego, CA  92122

Howard Shuster.......................................           33,333 (16)                       *
     5060 Shoreham Place, #300
     San Diego, CA  92122

All current directors and executive officers as a        8,982,896 (5) (6) (7) (8)              43.6%
group (14 persons)...................................  (9) (10) (14) (15) (16) (17)

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

(3) Includes 1,223,695 shares of Common Stock beneficially owned by Paul S. Bachow Co-Investment Fund, L.P and 164,509 shares of Common Stock Mr. Bachow has the right to acquire upon the conversion of 31,060 shares of Series B Preferred.

(4) Includes 359,844 shares of Common Stock the Paul S. Bachow Co-Investment Fund, L.P. has the right to acquire upon the conversion of 67,940 shares of Series B Preferred, 347,249 shares of Common Stock the Paul S. Bachow Co-Investment Fund, L.P. has the right to acquire upon conversion of 65,562 shares of Series D Preferred, 25,000 shares of Common Stock the Paul S. Bachow Co-Investment Fund, L.P. has the right to acquire upon the exercise of stock options and 22,693 shares of Common Stock the Paul S. Bachow Co-Investment Fund, L.P. has the right to acquire upon exercise of warrants.

(5) Includes 436 shares of Common Stock held by Cadence Management, L.P. ("Cadence"), of which Mr. Kahn serves as the sole general partner, and 115,457 shares of Common Stock that Cadence has the right to acquire upon exercise of stock options.

(6) Includes 865,507 shares of Common Stock beneficially owned by Mr. Gay, 181,436 shares of Common Stock that Mr. Gay has the right to acquire upon the exercise of options and 71,302 shares of Common Stock that Mr. Gay has the right to acquire upon the exercise of warrants.

(7) Includes 5,000 shares of Common Stock which Mr. Gallegos has the right to acquire upon the exercise of stock options.

(8) Includes 1,223,695 shares of Common Stock beneficially owned by the Paul S. Bachow Co-Investment Fund, L.P.; however, Mr. Seid disclaims beneficial ownership of such shares. Mr. Seid is a Managing Director of Bachow & Associates and has investment power with respect to the shares held by the Paul S. Bachow Co-Investment Fund, L.P.

(9) Includes 11,334 shares of Common Stock held jointly by Mr. Rivelli and his wife. Also includes 836,653 shares of Common Stock beneficially owned by Sunwestern Managers, Inc. Mr. Rivelli and James Silcock are the general partners of Sunwestern Investment Fund III, Sunwestern Cayman 1988 Partners and Mapleleaf Capital, Ltd., and are equal shareholders of Sunwestern Managers, Inc., the attorney in fact for Sunwestern Investment Fund III, Sunwestern Cayman 1988 Partners and Mapleleaf Capital, Ltd., having the power to vote and direct the voting of the shares held. Pursuant to Rule 13d-3 of the Securities Exchange Act of 1934, Mr. Rivelli may be deemed to share beneficial ownership with respect to the shares held by and for Sunwestern Investment Fund III, Sunwestern Cayman 1988 Partners and Mapleleaf Capital, Ltd.; however, Mr. Rivelli disclaims beneficial ownership except to the extent of his pecuniary interest therein.

(10) Includes 1,431,596 shares of Common Stock beneficially owned by Century Capital Partners, L. P. Mr. Freeman disclaims beneficial ownership of such shares. Mr. Freeman is a Vice President of Century Capital Partners, L. P. and has investment power with respect to the shares held.

(11) Includes 1,116,960 shares of Common Stock owned by Century Capital Partners, L. P., 12,500 shares Century Capital Partners, L. P. has the right to acquire upon the exercise of options, 80,477 shares Century Capital Partners, L. P. has the right to acquire upon the exercise of warrants and 221,659 shares Century Capital Partners, L. P. has the right to acquire upon conversion of 41,850 shares of Series D Preferred.

(12) Includes 1,204,016 shares of Common Stock beneficially owned by Finova Mezzanine Capital Inc. and 392,465 shares of Common Stock Finova Mezzanine Capital Inc.has the right to acquire upon conversion of Series F Preferred Stock.

(13) Includes 1,596,481 shares of Common Stock beneficially owned by Finova Mezzanine Capital Inc. Mr. MacNab disclaims beneficial ownership of such shares. Mr. MacNab is President of Tandem Capital, a wholly owned subsidiary of Finova Mezzanine Capital Inc.

(14) Includes 7,500 shares of Common Stock Mr. Boscamp has the right to acquire upon exercise of options.

(15) Includes 66,667 shares of Common Stock Mr. Hamilton has the right to acquire upon exercise of options.

(16) Includes 33,333 shares of Common Stock Mr. Shuster has the right to acquire upon the exercise of options.

(17) Includes 207,673 shares of Common Stock and 81,250 shares of Common Stock that executive officers have the right to acquire upon the exercise of stock options.

SERIES B PREFERRED

     The following table sets forth information regarding the beneficial ownership of the Company's Series B Preferred as of April 28, 1999 (a) by each stockholder who is known by the Company to own beneficially more than 5% of the outstanding Series B Preferred, (b) by each director, (c) by the Designated Executive Officers, and (d) by all executive officers and directors of the Company as a group.

                                                                 NUMBER OF                    PERCENT OF
                                                            SHARES BENEFICIALLY             CLASS OWNED(3)
NAME(1)                                                          OWNED(2)
----------------------------------------------------------------------------------------------------------

Paul S. Bachow.......................................            99,000 (4)                        100%
     3 Bala Plaza East, Suite 502
     Bala Cynwyd, PA 19004

Paul S. Bachow Co-Investment Fund, L.P...............            67,940                           68.6%
     3 Bala Plaza East, Suite 502
     Bala Cynwyd, PA 19004

Jay D. Seid..........................................            67,940 (5)                       68.6%
     3 Bala Plaza East, Suite 502
     Bala Cynwyd, PA  19004

All current directors and executive officers as a
group (9 persons)....................................            67,940 (5)                       68.6%

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

(3) The "Percent of Class Owned" is calculated by dividing the "Number of Shares Beneficially Owned" by the sum of (i) the total outstanding shares of Series B Preferred and (ii) shares of Series B Preferred that such person has the right to acquire within 60 days by the exercise of options or warrants

(4)  Includes 67,940 shares of Series B Preferred beneficially owned by the Paul
     S. Bachow Co-Investment Fund, L.P..

(5)  Includes 67,940 shares of Series B Preferred beneficially owned by the Paul
     S. Bachow Co-Investment Fund, L.P.; however, Mr. Seid disclaims beneficial ownership of such shares. Mr. Seid is a Vice President of Bachow & Associates and has investment power with respect to the shares held by the Paul S. Bachow Co-Investment Fund, L.P.

SERIES C PREFERRED

     The following table sets forth information regarding the beneficial ownership of the Company's Series C Preferred as of April 27, 1999 (a) by each stockholder who is known by the Company to own beneficially more than 5% of the outstanding Series C Preferred, (b) by each director, (c) by the Designated Executive Officers, and (d) by all executive officers and directors of the Company as a group.

                                                                 NUMBER OF                    PERCENT OF
                                                            SHARES BENEFICIALLY             CLASS OWNED(3)
NAME(1)                                                          OWNED(2)
----------------------------------------------------------------------------------------------------------
First Century Partnership III............................        136,036 (4)                   25.1%
     One Palmer Square, Suite 425
     Princeton, NJ 08542

Hudson Trust ............................................         53,267 (5)                    9.9%
     c/o Pyrenees Management Co., Inc.
     Suite 445, The Office Center
     666 Plainsboro Road
     Plainsboro, NJ 08536

Cox Enterprises, Inc., Pension Plan......................         30,740(6)                     5.7%
     1400 Lake Hearn Drive
     Atlanta, GA 30319

Rho Management Trust III (formerly U.S. Trust)...........         43,739 (7)                    8.1%
     c/o Rho Management Company
     767 Fifth Avenue
     New York, NY 10153

All current directors and executive officers as a group
(11 persons) ............................................              0                          *

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

(5) Includes 53,267 shares of Series C Preferred held of record by the Hudson Trust.

(6) Includes 29,907 shares of Series C Preferred held of record by Cox Enterprises, Inc., Pension Plan and 833 shares of Series C Preferred that Cox Enterprises, Inc., Pension Plan has the right to acquire upon the exercise of warrants.

(7) Includes 38,149 shares of Series C Preferred held of record by Rho Management Trust III and 5,590 shares of Series C Preferred that Rho Management Trust III has the right to acquire upon the exercise of warrants.

SERIES D PREFERRED

     The following table sets forth information regarding the beneficial ownership of the Company's Series D Preferred as of April 27, 1999 (a) by each stockholder who is known by the Company to own beneficially more than 5% of the outstanding Series D Preferred, (b) by each director, (c) by each Designated Executive Officer, and (d) by all executive officers and directors of the Company as a group.

                                                                 NUMBER OF                    PERCENT OF
                                                            SHARES BENEFICIALLY             CLASS OWNED(3)
NAME(1)                                                          OWNED(2)
----------------------------------------------------------------------------------------------------------
Paul S. Bachow...........................................         65,562 (4)                     52.0%
         3 Bala Plaza East, Suite 502
         Bala Cynwyd, PA 19004

Paul S. Bachow Co-Investment Fund, L.P...................           65,562                       52.0%
         3 Bala Plaza East, Suite 502
         Bala Cynwyd, PA 19004

Century Capital Partners, L.P............................           41,850                       33.2%
         One Liberty Square
         Boston, MA 02109

Cox Enterprises, Inc., Pension Plan......................           18,712                       14.8%
         1400 Lake Hearn Drive
         Atlanta, GA 30319

Jay D. Seid..............................................         65,562 (5)                     52.0%
         3 Bala Plaza East, Suite 502
         Bala Cynwyd, PA  19004

All current directors and executive officers
as a group (11 persons)..................................         65,562 (5)                     52.0%

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

(4)  Includes 65,562 shares of Series D Preferred beneficially owned by the Paul
     S. Bachow Co-Investment Fund, L.P.

(5)  Includes 65,562 shares of Series D Preferred beneficially owned by the Paul
     S. Bachow Co-Investment Fund, L.P.. Mr. Seid is a Vice President of Bachow & Associates and has investment power with respect to the shares held by the Paul S. Bachow Co-Investment Fund, L.P.

SERIES F PREFERRED

     The following table sets forth information regarding the beneficial ownership of the Company's Series F Preferred as of April 27, 1999 (a) by each stockholder who is known by the Company to own beneficially more than 5% of the outstanding Series F Preferred, (b) by each director, (c) by the Designated Executive Officers, and (d) by all executive officers and directors of the Company as a group.


                                                                 NUMBER OF                    PERCENT OF
                                                            SHARES BENEFICIALLY             CLASS OWNED(3)
NAME(1)                                                          OWNED(2)
----------------------------------------------------------------------------------------------------------
Finova Mezzanine Capital Inc.                                    2,500                        100.0%
500 Church Street, #200
Nashville, TN  37219

Craig MacNab                                                     2,500(4)                     100.0%
500 Church Street, #200
Nashville, TN  37219

All current directors and executive officers                         0                            *
as a group (11 persons)..................................

------------------------------------
* Less than 1%.

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

(4) Includes 2,500 shares owned by Finova Mezzanine Capital Inc. ("Finova"). Mr. MacNab is the President of Tandem Capital, a wholly-owned subsidiary of Finova. Mr. MacNab disclaims beneficial ownership of the shares owned by Finova.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     COMMON STOCK. On December 31, 1998 the Company sold 837,521 shares of Common Stock to Century Capital Partners, L.P., a holder of more than five percent of the Company's voting securities, for an aggregate price of $5,000,000. Richard J. Freeman, a director of the company, is a Vice President of Century Capital Partners, L.P. and has investment power with respect to the shares held by Century Capital Partners, L.P.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Company's Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       VISTA INFORMATION SOLUTIONS, INC.
                                       (registrant)



Dated:  April 30, 1999                 By:  /s/ Thomas R. Gay
                                          -------------------------------------
                                       Thomas R. Gay
                                       (Chief Executive Officer)