Form 10QSB/A
period 1999-03-31
VISTA INFORMATION SOLUTIONS INC
filed 1999-04-30
CIK 888793

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                             ---------------------------
                                     FORM 10-QSB/A

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

                            PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          VISTA INFORMATION SOLUTIONS, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS



                                                   THREE MONTHS ENDED               NINE MONTHS ENDED
                                                      SEPTEMBER 30,                    SEPTEMBER 30,
                                                1998               1997           1998               1997
------------------------------------------------------------------------------------------------------------
 Revenues                                    $3,776,590         $2,650,453     $11,036,945        $7,212,673

 Cost of revenues                               974,826            588,453       2,451,884         1,761,016
                                            -----------        -----------     -----------       -----------
               Gross margin                   2,801,764          2,062,000       8,585,061         5,451,657

 Operating Expenses
     Sales, General and Administrative        2,899,769          1,756,869       7,002,622         4,569,490
     Research and development                   311,940            258,964         933,336           692,367
     Depreciation and amortization              561,580          2,098,899       1,202,314         4,472,254
     Restructuring costs                      1,360,932                          1,360,932
                                            -----------        -----------     -----------       -----------
               Operating (loss)              (2,332,457)        (2,052,732)     (1,914,143)       (4,282,454)

     Interest expense                          (106,025)          (823,295)       (190,233)       (1,399,080)
     Other income (expense)                     (12,723)            (7,994)        (18,462)          (18,809)
                                            -----------        -----------     -----------       -----------

 Net (loss) before minority interest         (2,451,205)       $(2,884,021)     (2,122,838)       (5,700,343)

 Minority interest share of net loss             80,493                             80,493

 Preferred stock dividends                     (150,000)             -            (450,000)            -
 Accretion of convertible preferred stock       -                    -            (500,000)            -
                                            -----------        -----------     -----------       -----------

 NET (LOSS) ATTRIBUTABLE TO COMMON
 STOCKHOLDERS                               $(2,520,712)       $(2,884,021)    $(2,992,345)      $(5,700,343)
                                            -----------        -----------     -----------       -----------
                                            -----------        -----------     -----------       -----------

 Basic and diluted net (loss) per common
 share                                           $(0.23)            $(0.43)         $(0.29)           $(0.87)
                                            -----------        -----------     -----------       -----------
                                            -----------        -----------     -----------       -----------


 Weighted average common shares
 outstanding                                 10,787,183          6,713,587      10,151,950         6,529,731
                                            -----------        -----------     -----------       -----------
                                            -----------        -----------     -----------       -----------

 See Notes to Financial Statements

                            PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          VISTA INFORMATION SOLUTIONS, INC.
                             CONSOLIDATED BALANCE SHEETS


                                                                          SEPTEMBER 30,  DECEMBER 31,
ASSETS                                                                         1998          1997
-----------------------------------------------------------------------------------------------------
CURRENT ASSETS:
   Cash                                                                      $285,726       $341,781
   Trade accounts receivable, less allowance for doubtful accounts
      of $548,000 and $190,000, respectively                                3,732,243      2,589,466
   Prepaid expenses and other assets                                          269,755        272,030
                                                                          -----------     ----------
      TOTAL CURRENT ASSETS                                                  4,287,724      3,203,277

EQUIPMENT, FURNITURE AND SOFTWARE:
   Equipment and furniture                                                  4,210,264      3,767,826
   Purchased software                                                         974,271        439,884
                                                                          -----------     ----------
                                                                            5,184,535      4,207,710
   less accumulated depreciation                                           (2,563,100)    (2,810,435)
                                                                          -----------     ----------
      NET EQUIPMENT, FURNITURE AND SOFTWARE                                 2,621,435      1,397,275

ACQUIRED TECHNOLOGY, ENVIRONMENTAL DATABASES AND GOODWILL                   6,629,502        593,200
   Includes accumulated amortization of $12,551,000 and
   $11,729,000, respectively

DEPOSITS                                                                      328,695        185,134
                                                                          -----------     ----------

                                                                          $13,867,356     $5,378,886
                                                                          -----------     ----------
                                                                          -----------     ----------

See Notes to Financial Statements

                           PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          VISTA INFORMATION SOLUTIONS, INC.
                             CONSOLIDATED BALANCE SHEETS

                                                                                    SEPTEMBER 30,   DECEMBER 31,
 Liabilities and Stockholders' Equity                                                   1998            1997
----------------------------------------------------------------------------------------------------------------
 CURRENT LIABILITIES:
   Note payable to bank                                                              $1,177,651
   Current maturities of long-term obligations                                        2,082,234        $391,872
   Accounts payable and accrued expenses                                              2,029,121         497,744
   Deferred revenue                                                                     157,000         243,967
   Other current liabilities                                                            780,755         426,323
                                                                                    -----------      ----------
      TOTAL CURRENT LIABILITIES                                                       6,226,761       1,559,906

 LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES                                         686,100         471,196


 STOCKHOLDERS' EQUITY:
    Preferred stock, Series B convertible, par value $.01; liquidation value $3,000,000, authorized 200,000 shares; 200,000 shares
      issued and outstanding                                                              2,000           2,000
    Preferred stock, Series C convertible, par value $.01; liquidation value $6,279,398, authorized 670,000 shares; 375,607 shares
      issued and outstanding                                                              3,756           3,756
    Preferred stock, Series D convertible, par value $.01; liquidation value $2,499,977, authorized 240,000 shares; 187,124 shares
      issued and outstanding                                                              1,871           1,871
    Preferred stock, Series E convertible, par value $.01; liquidation
      value $2,500,000, authorized, issued and outstanding 2,500 shares                      25              25
    Preferred stock, Series F convertible, par value $.01; liquidation
      value $2,500,000, authorized issued and outstanding 2,500 shares                       25              25
    Common stock, par value $.001; authorized 43,000,000 shares;
      issued and outstanding 1998; 11,072,964 shares and 1997;
      9,440,956 shares                                                                  199,195         188,819
    Additional paid-in capital                                                       43,786,449      37,197,769
    Accumulated deficit                                                             (37,038,826)    (34,046,481)
                                                                                    -----------      ----------
                                                                                      6,954,356       3,347,784
                                                                                    -----------      ----------

                                                                                    $13,867,356      $5,378,886
                                                                                    -----------      ----------
                                                                                    -----------      ----------

See Notes to Financial Statements

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                          VISTA INFORMATION SOLUTIONS, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                           NINE MONTHS ENDED
                                                                                                  SEPTEMBER 30          SEPTEMBER 30
                                                                                                      1998                  1997
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss including minority interest                                                              $(2,042,345)          $(5,700,343)
Adjustments to reconcile net loss to net cash provided by (used in)
  operating activities:
  Depreciation and amortization                                                                     1,202,314             3,492,062
  Loss on write-off of obsolete equipment, furniture and software                                      52,129
  Write-off of acquired technology                                                                    -                     980,072
  Amortization of SIRROM warrant value                                                                -                     644,756
  Decrease in minority interest                                                                       (80,493)
  Changes in current assets and liabilities:
    (Increase) decrease in:
      Accounts receivable - trade                                                                    (490,740)             (787,832)
      Prepaid expenses and other assets                                                                12,320                42,571
    Increase (decrease) in:
      Trade accounts payable                                                                          396,828               (62,305)
      Accrued compensation and employee benefits                                                      850,461               (54,814)
      Accrued interest                                                                                  -                   (48,355)
      Deferred revenue                                                                                (86,967)               26,248
      Other current liabilities                                                                       618,418               (30,019)
                                                                                                  -----------           ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                                   431,925            (1,497,959)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases and development of equipment and software                                                (863,162)              (46,484)
  Increase in other assets                                                                           (136,755)              (89,084)
  Business acquisition, net of cash acquired                                                       (1,326,078)
                                                                                                  -----------           ------------
NET CASH (USED IN) INVESTING ACTIVITIES                                                            (2,325,995)             (135,568)

                         VISTA INFORMATION SOLUTIONS, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on capital lease obligations                                            (392,353)             (219,226)
  Proceeds from long-term obligations                                             1,475,000               700,000
  Net proceeds  from (payment to)note payable to bank                             1,177,651              (601,316)
  Payments on notes payable                                                        (458,273)
  Net proceeds from ISO note payable                                                -                    (338,942)
  Proceeds from SIRROM note payable                                                 -                     300,000
  Payments on SIRROM note payable                                                   -                  (2,800,000)
  Net proceeds from the issuance of preferred stock                                 -                   4,779,405
  Payments of preferred dividends                                                  (450,000)             -
  Proceeds from issuance of common stock                                            485,990                15,876
                                                                                  ---------             ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                         1,838,015             1,835,797

INCREASE (DECREASE) IN CASH                                                         (56,055)              202,270
Cash at beginning of period                                                         341,781                56,277
                                                                                  ---------             ---------
CASH AT END OF PERIOD                                                              $285,726              $258,547


SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
-------------------------------------------------------------------------------------------------------------------
Capital lease obligations incurred for use of equipment                             822,619
Issuance of Common Stock to effect business acquisitions                          5,779,628
Accretion of beneficial conversion feature on Preferred Stock                       500,000
Net assets acquired in E/Risk business acquisition, excluding goodwill              321,974
Net assets acquired in Entrac business acquisition, excluding goodwill               70,500
Goodwill acquired in business acquisitions                                        6,740,849

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

Fair value of common stock issued                              $ 5,400,000
Cash used in purchase                                            1,353,635
Less excess of assets over liabilities                             321,974
                                                               -----------
            Purchase price, allocated to goodwill              $ 6,431,661

     Subsequent to the issuance of the Company's September 30, 1998 financial statements, the Company's management revised the amount of the purchase price which was allocated to in-process research and development in accounting for the acquisition of E/Risk in July 1998. The revised allocation is based upon methods prescribed in a letter from the Securities and Exchange Commission
(SEC) sent to the American Institute of Certified Public Accountants in September 1998. The letter sets forth the SEC's views regarding the valuation methodology to be used in allocating a portion of the pruchase price to acquired in-process research and development at the date of acquisition. As a result of the revised allocation, the Company's unaudited interim financial information for the three and nine month periods ended September 30, 1998 have been restated to reduce the amount of the acquired in-process research and development expensed by $2,900,000 and to increase intangible assets by $2,803,000, net of amortization of approximately $97,000. The change had no impact on net cash flows provided by operations.

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

     Subsequent to the issuance of the Company's September 30, 1998 financial statements, the Company's management revised the amount of the purchase price which was allocated to in-process research and development in accounting for the acquisition of E/Risk in July 1998. The revised allocation is based upon methods prescribed in a letter from the Securities and Exchange Commmission
(SEC) sent to the American Institute of Certified Public Accountants in September 1998. The letter sets forth the SEC's views regarding the valuation methodology to be used in allocating a portion of the purchase price to acquired in-process research and development at the date of acquisition. As a result of the revised allocation, the Company's unaudited interim financial information for the three and nine month periods ended September 30, 1998 have been restated to reduce the amount of the acquired in-process research and development expensed by $2,900,000 and to increase intangible assets by $2,803,000 net of amortization of approximately $97,000. The change had no impact on net cash flows provided by operations.

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

Operating Expenses
     Total operating expenses before one-time charges decreased 8 percent from approximately $4,115,000 for the three months ended September 30, 1997, to approximately $3,773,000 for the three months ended September 30, 1998 and decreased 6 percent from approximately $9,734,000 for the nine months ended September 30, 1997, to approximately $9,138,000 for the nine months ended September 30, 1998. This decrease is primarily the result of decreased amortization of acquired technology associated with the acquisition of Vista Environmental due to the completion of the amortization in February 1998. This decrease was partially offset by increases in selling, general and administrative and research and development expenses primarily as a result of added sales and marketing initiatives in 1998 as well as a general increase in administrative functions necessary to accommodate acquisitions and growth. Research and development costs increased, primarily due to costs associated with the maintenance and enhancement of the StarView system.

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


                                               VISTA INFORMATION SOLUTIONS, INC.
                                                                 (REGISTRANT)


DATE: April 30, 1999                         By   /s/E. Stevens Hamilton
      --------------                           ---------------------------------
                                                  E. Stevens Hamilton
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)

DATE: April 30, 1999                         By   /s/Brian Dean Conn
      --------------                           ---------------------------------
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