Form 10QSB
period 1999-03-31
VISTA INFORMATION SOLUTIONS INC
filed 1999-05-17
CIK 888793

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                   FORM 10-QSB

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
                                       Or
                [ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM ___________ TO ____________.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                             ---   ---
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, $.001 par value, 17,337,135 shares outstanding on May 6, 1999.

Transitional Small Business Disclosure Format (check one) YES    NO X
                                                             ---   ---

                                    INDEX

                                                                                                    PAGE
                                                                                                    ----
PART I        FINANCIAL INFORMATION

  ITEM 1.     FINANCIAL STATEMENTS

              CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31,              3
              1999 AND 1998 (UNAUDITED)

              CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 1999 (UNAUDITED) AND                      4,5
              DECEMBER 31, 1998

              CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31,              6
              1999 AND 1998 (UNAUDITED)

              NOTES TO FINANCIAL STATEMENTS (UNAUDITED)                                             7,8

  ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION                            9-12


PART II.      OTHER INFORMATION

  ITEM 1.     LEGAL PROCEEDINGS                                                                   13-14

  ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS                                              15

  ITEM 3.     DEFAULTS UPON SENIOR SECURITIES                                                        15

  ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                    15

  ITEM 5.     OTHER INFORMATION                                                                      15

  ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.                                                      15

SIGNATURES                                                                                           15

EXHIBIT INDEX                                                                                        16

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                        VISTA INFORMATION SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                      THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                1999                     1998
---------------------------------------------------------------------------------------------------------------------
Revenues                                                                          6,228,014                 6,233,182

Cost of revenues                                                                  1,238,985                 1,342,418
                                                                         ------------------       -------------------
                  Gross margin                                                    4,989,029                 4,890,764

Operating Expenses
        Sales and general and administrative                                      3,696,461                 3,740,623
        Research and development                                                    299,022                   346,695
        Integration charges                                                       1,309,303
        Depreciation and amortization                                               894,701                   613,102
                                                                         ------------------       -------------------
                  Operating income (loss)                                        (1,210,458)                  190,344

        Interest  income (expense)                                                 (178,017)                 (127,202)
        Other income (expense)                                                       (5,727)                   (3,497)
                                                                         ------------------       -------------------

Net income (loss)                                                                (1,394,202)                   59,645

Preferred stock dividends                                                          (150,000)                 (150,000)
Accretion of convertible preferred stock                                         -                           (250,000)
                                                                         ------------------       -------------------

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS                            (1,544,202)                 (340,355)
                                                                         ------------------       -------------------
                                                                         ------------------       -------------------

Basic and diluted net income (loss) per common share                                  (.10)                     (.03)
                                                                         ------------------       -------------------
                                                                         ------------------       -------------------

Weighted average common shares outstanding                                       15,786,764                10,394,671
                                                                         ------------------       -------------------
                                                                         ------------------       -------------------


See Notes to Financial Statements

                      PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     VISTA INFORMATION SOLUTIONS, INC.
                        CONSOLIDATED BALANCE SHEETS

                                                                             MARCH 31,               DECEMBER 31,
Assets                                                                          1999                     1998
---------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS:
    Cash                                                                            106,808                   475,863
    Trade accounts receivable, less allowance for doubtful accounts of
        $981,129 and $950,126, respectively                                       5,507,068                 5,180,964
    Note receivable                                                              -                          2,500,000
    Prepaid expenses and other assets                                               958,457                   608,194
                                                                         ------------------       -------------------
        TOTAL CURRENT ASSETS                                                      6,572,333                 8,765,021

EQUIPMENT, FURNITURE AND SOFTWARE, AT COST:
    Equipment and furniture                                                       6,442,367                 6,351,059
    Purchased software                                                            2,793,917                 2,676,064
                                                                         ------------------       -------------------
                                                                                  9,236,284                 9,027,123
    Less accumulated depreciation                                                (5,529,347)               (5,201,478)
                                                                         ------------------       -------------------
        NET EQUIPMENT, FURNITURE AND SOFTWARE                                     3,706,937                 3,825,645

ACQUIRED TECHNOLOGY AND ENVIRONMENTAL DATABASES
    less accumulated amortization of $13,606,324 and $13,169,355,
    respectively                                                                  9,378,269                 8,452,290

DEPOSITS                                                                            376,343                   340,171
                                                                         -------------------      --------------------

                                                                                $20,033,882               $21,383,127
                                                                         -------------------      --------------------
                                                                         -------------------      --------------------

                      PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        VISTA INFORMATION SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                              MARCH 31,              DECEMBER 31,
Liabilities and Stockholders' Equity                                            1999                     1998
---------------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES:
    Current maturities of long-term obligations                                   3,561,948                 3,204,601
    Obligation to bank                                                            -                         1,133,083
    Line of credit                                                                                            400,000
    Accounts payable                                                              1,548,129                 1,735,271
    Notes payable                                                                    76,019                -
    Deferred revenue                                                                348,810                   323,521
    Other current liabilities                                                     1,520,211                 1,841,584
                                                                          ------------------      --------------------
        TOTAL CURRENT LIABILITIES                                                 7,055,117                 8,638,060

LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES                                      547,289                   581,522


STOCKHOLDERS' EQUITY:
    Preferred stock, Series B convertible, par value $.001; liquidation value
        $3,000,000, authorized 200,000 shares; 99,000 shares
        issued and outstanding                                                           99                       200
    Preferred stock, Series C convertible, par value $.001; liquidation value $6,279,398, authorized 670,000 shares; 282,607 shares
        issued and outstanding                                                          283                       371
    Preferred stock, Series D convertible, par value $.001; liquidation value $2,499,977, authorized 240,000 shares; 126,124 shares
        issued and outstanding                                                          126                       187
    Preferred stock, Series E convertible, par value $.001; liquidation value $2,500,000, authorized, issued and outstanding 2,500
        shares                                                                            3                         3
    Preferred stock, Series F convertible, par value $.001; liquidation
        value $2,500,000, authorized issued and outstanding 2,500 shares                  3                         3
    Common stock, par value $.001; authorized 43,000,000 shares; issued and
        outstanding 1999; 16,622,315 and 1998; 11,952,329                            16,622                    11,952
    Additional paid-in capital                                                   51,748,032                49,846,742
    Partners' capital                                                               745,274                   745,274
    Accumulated deficit                                                         (40,078,966)              (38,441,187)
                                                                          ------------------      --------------------
                                                                                 12,431,476                12,163,545
                                                                          ------------------      --------------------

                                                                                $20,033,882               $21,383,127
                                                                          ------------------      --------------------
                                                                          ------------------      --------------------

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        VISTA INFORMATION SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     THREE MONTHS ENDED
                                                                                MARCH 31,            DECEMBER 31,
                                                                                  1999                   1998
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                              (1,394,202)               59,645
Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Depreciation and amortization                                                 894,701               613,102
    Changes in assets and liabilities:
           Trade accounts receivable                                             (326,104)             (561,563)
           Prepaid expenses                                                      (350,263)              (71,136)
           Trade accounts payable                                                (187,142)               26,713
           Accrued compensation and employee benefits                            (259,408)               30,843
           Deferred revenue                                                        25,289                (6,917)
           Other current liabilities                                              (61,965)             (225,943)
                                                                       --------------------   -------------------
NET CASH USED IN OPERATING ACTIVITIES                                          (1,659,094)             (135,256)
                                                                       --------------------   -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of equipment and software                                          (162,794)             (326,856)
    Increase in other assets                                                      (65,353)              (20,266)
                                                                       --------------------   -------------------
NET CASH USED IN INVESTING ACTIVITIES                                            (228,147)             (347,122)
                                                                       --------------------   -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on long-term obligations                                            (112,124)              (82,351)
    Proceeds from long-term obligations                                            45,781               350,000
    Payments on obligation to bank                                             (1,133,083)            -
    Proceeds from note receivable for issuance of common stock                  2,500,000             -
    Stockholder distributions                                                     (93,577)              (48,075)
    Payments of preferred dividends                                              (150,000)             (150,000)
    Proceeds from issuance of common stock                                        461,189               130,887
                                                                       --------------------   -------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                       1,518,186               200,461
                                                                       --------------------   -------------------

DECREASE IN CASH AND CASH EQUIVALENTS                                            (369,055)             (281,917)
Cash and cash equivalents at beginning of period                                  475,863               596,424
                                                                       --------------------   -------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        106,808               314,507
                                                                       --------------------   -------------------
                                                                       --------------------   -------------------

                      VISTA Information Solutions, Inc.

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
                      THREE MONTHS ENDED MARCH 31, 1999
                                   (Unaudited)

--------------------------------------------------------------------------------


1.       BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, the interim financial statements include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for interim periods presented. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the operating results that will be achieved for the year or any other period. These statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998, the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998, the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998 and the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998.

         The condensed consolidated financial statements of VISTA Information Solutions, Inc. include the accounts of all majority-owned subsidiaries and all significant intercompany amounts have been eliminated. The condensed consolidated financial statements contained herein have been restated to give retroactive effect to the merger acquisitions with GeoSure, LP ("GeoSure") on January 14, 1999 and EcoSearch Environmental Resources, Inc. ("EcoSearch") on March 1, 1999, both of which were accounted for as pooling-of-interests business combinations (see discussion below).

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

ACQUISITION OF GEOSURE, LP

         On January 14, 1999, the Company merged with GeoSure, LP (GeoSure), a company which provides environmental risk and due diligence information and is a party to a 99-year license agreement with the Sanborn Company to distribute Sanborn fire insurance maps, pursuant to the terms of a Partnership Interest Purchase Agreement (the GeoSure Agreement). In exchange for the partnership interests of GeoSure, the Company issued an aggregate of 2,590,000 shares of its common stock with 259,000 of such shares being deposited into an escrow account in accordance with the terms of the GeoSure Agreement. Under the terms of the license agreement, the Company may distribute copies of historical fire insurance maps known as "Sanborn maps" for a royalty fee equal to 30 percent of the Sanborn Company's prevailing price. GeoSure, LP also owns all shares of National Research Center, LLC, a provider of flood determination information and a majority interest in National Research Center Insurance Services, Inc., a provider of flood insurance services.

ACQUISITION OF ECOSEARCH ENVIRONMENTAL RESOURCES, INC.

         On March 1, 1999, the Company merged with EcoSearch Environmental Resources, Inc. (EcoSearch), a national provider of environmental information services, pursuant to the terms of a Stock Purchase Agreement (the EcoSearch Agreement). In exchange for all the outstanding common stock of EcoSearch, the Company issued an aggregate of 396,351 shares of its common stock with 39,635 of such shares being deposited into an escrow account in accordance with the terms of the EcoSearch Agreement.

         The mergers of GeoSure and EcoSearch have been accounted for under the pooling-of-interests method of accounting and, accordingly, historical financial data in this and future reports will be restated to include GeoSure and EcoSearch data for all periods presented. The following unaudited pro forma data summarizes the combined results of operations of the Company and GeoSure and EcoSearch as though the mergers had occurred at the beginning of each period and does not purport to be indicative of what would have occurred had the acquisitions actually been effected as of such date or of results which may occur in the future.


(Unaudited)
(In 000's, except per share data)                                  1998
-------------------------------------------------------------------------
Revenues                                                         $25,423
Net loss attributable to common stockholders                      (4,291)
Basic and diluted loss per common share                             (.32)
-------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis provides information that the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the financial statements and footnotes which appear elsewhere in this Report and the Annual Report on Form 10-KSB for the year ended December 31, 1998.

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

         On March 27, 1998, the Company's stockholders approved a reincorporation and one-for-two reverse stock split. All references to common shares, earnings (loss) per common share and conversion rates in the accompanying financial statements and in these notes have been restated to retroactively reflect the effect of the split.

RESULTS OF OPERATIONS

COMPARISON OF THE PERIOD ENDED MARCH 31, 1999 TO THE PERIOD ENDED MARCH 31,
1998

Revenue

         Total revenues decreased less than one percent from $6,233,000 for the three months ended March 31, 1998, to $6,228,000 for the three months ended March 31, 1999. Revenues from acquisitions that have been accounted for as pooling-of-interests are as follows:

                                                                        1Q99          1Q98        CHANGE     PERCENT
                                                                      ---------     ---------    --------    -------
Revenues before acquisitions
    Environmental Risk and Due Diligence Information Services         2,567,000     2,154,000     413,000       19%
    Property Disclosure Information Services                            808,000             0     808,000
    Insurance Information Services (GUS)                              1,048,000     1,463,000    (415,000)     (28%)
                                                                      ---------     ---------    --------      -----
        Total revenues                                                4,423,000     3,617,000     806,000       22%

Revenues from acquisitions
    GeoSure                                                           1,350,000     2,327,000   (977,000)      (42%)
    EcoSearch                                                           455,000       289,000    166,000        57%
                                                                      ---------     ---------    --------      ----
        Total revenues from acquisitions                              1,805,000     2,616,000   (811,000)      (31%)

Total revenue
    Environmental Risk and Due Diligence Information Services         4,372,000     4,770,000   (398,000)       (8%)
    Property Disclosure Information Services                            808,000             0    808,000
    Insurance Information Services (GUS)                              1,048,000     1,463,000   (415,000)      (28%)
                                                                      ---------     ---------   --------      -----
        Total revenues                                                6,228,000     6,233,000     (5,000)      -


         Increases in revenues from Environmental Risk and Due Diligence Information Services prior to acquisitions were are primarily the result of additional STARVIEW contracts, the acquisition of Entrac and an effort by the Company to increase sales of products known as reference products. In 1997, the Company initiated a campaign to convert existing transaction-based business to longer term contractual relationships through the STARVIEW desktop service. Initially, this lead to a reduction in revenue because of lower overall pricing, but in 1998 the Company believes that it has overcome this decrease through market share increases as a result of contractual relationships.

         Decreases in revenues acquired from GeoSure were primarily due to a decline in loan securitization activity which began in the fourth quarter of 1998. The Company believes this decline has stabilized and will begin to reverse in the third quarter of 1999. This statement is forward looking in nature and subject to risks and uncertainties. Influencing factors include, among other things, interest rate fluctuations, general economic conditions and stock market performance. No assurances can be made that the aforementioned decline will not continue and that revenues will increase.

         On April 1, 1999 the Company converted all Environmental Risk and Due Diligence Information Services business from the order and production systems of GeoSure to VISTA's order and production systems. As a result, Environmental Risk and Due Diligence Information Services revenue from the GeoSure acquisition in future periods will not be distinguishable from other revenue from this service line.

Gross Margin

         Gross margins increased two percent from approximately $4,891,000 for the three months ended March 31, 1998 to approximately $4,989,000 for the three months ended March 31, 1999. Gross Margins as a percent of revenues from acquisitions that have been accounted for as pooling-of-interests are as follows:

                                                           1Q99        1Q98
                                                           ----        ----
Gross margins before acquisitions
    Environmental Information Services                      80%         72%
    Property Disclosure Information Services                67%
    Insurance Information Services                         100%        100%
Total Gross margins before acquisitions                     82%         83%

Gross margins from acquisitions
    GeoSure (ERIIS)                                         71%         70%
    GeoSure (NRC/NIS)                                       69%         70%
    EcoSearch                                               87%         89%
Total Gross margins from acquisitions                       74%         72%

Total Gross margins
    Environmental Information Services                      78%         72%
    Property Disclosure Information Services                67%
    Insurance Information Services                         100%        100%
Total Gross margins                                         80%         78%


         Increases in gross margin percentages from Environmental Information Services before acquisitions were primarily a result of the transition of customers from the Company's traditional service bureau to the StarView desktop service, which has lower costs of sales.

Operating Expenses

         Total operating expenses increased 32 percent from $4,700,000 for the three months ended March 31, 1998, to $6,199,000 for the three months ended March 31, 1999. This increase is primarily the result of costs related to the integration of acquired companies. These costs include severance payments made to employees, prepayment penalties to lenders, travel, legal and accountings costs. Increases in depreciation and amortization costs were the result of amortization of acquired technology related to the acquisition of E/Risk in July 1998.

Interest Expense

         Interest expense increased 40 percent from $127,000 for the three months ended March 31, 1998, to $178,000 for the three months ended March 31, 1999 due to an increase in overall debt levels of the Company.

         The Company had no taxable income and, accordingly, recorded no net provision for income taxes during the three months ended March 31, 1999 and 1998.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities for the three months ended March 31, 1999 was approximately $1,659,000 compared to net cash used in operating activities of approximately $135,000 during the three months ended March 31, 1998. A net loss for the three months ended March 31, 1999 as compared to net income for the same period in 1998 was the primary reason for this decrease.

         Net cash used in investing activities for the three months ended March 31, 1999 was approximately $228,000 compared to $347,000 for the three months ended March 31, 1998. The Company expects that investments in computer and other technological equipment will remain steady during 1999 as it continues with significant development projects. This statement is forward-looking and is subject to risks and uncertainties including, but not limited to, the Company's ability to fund these projects from operations or to secure debt or equity financing.

         Net cash provided by financing activities was approximately $1,518,000 during the three months ended March 31, 1999, compared to $200,000 during the three months ended March 31, 1998. Proceeds from a note receivable for the issuance of common stock netted against the repayment of an obligation to a bank were the primary source of cash from financing activities.

         The Company entered into an agreement for a commercial credit facility of $1,500,000 with Silicon Valley Bank. Borrowings under this facility would bear interest at 0.5 percent above the Prime Lending Rate published by Silicon Valley Bank. If the Company earns a positive net profit, after taxes, for one quarter, the interest rate would be adjusted to 0.25 percent above the Prime Lending Rate. Borrowings under this agreement are secured by substantially all the assets of the Company. The Company has made no borrowings under this facility as of March 31, 1999.

         The Company believes that the available borrowing facilities discussed above will be sufficient to fund its operations through 1999. Factors impacting this forward-looking information are the levels of the Company's overall revenues and overhead expenses and changes in the Company's accounts receivable and accounts payable turnover. If revenues do not increase as anticipated, the Company may need to raise additional debt or equity financing to meet its operating capital needs. In addition, the Company may need to raise additional capital in the future to meet various strategic growth and research and development initiatives. There can be no assurance that the Company will be able to obtain any required additional funding on satisfactory terms, if at all. If the additional funding is not obtained, the Company will seek alternative sources of debt and/or equity financing and, to the extent necessary, will reduce overhead expenditures.

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

         In October 1998, the Company filed a complaint against ISO with the American Arbitration Association alleging, among other things, that ISO has incorrectly calculated processing fees from GUS transactions submitted outside ISO's telecommunications network and withheld these fees from the monthly GUS revenue distribution to the Company. An arbitrator has been selected and the arbitration commenced April 15 and 16, 1999. Management and its counsel believe that the Company is entitled to the withheld revenue distributions in accordance with the relevant provisions of the ISO agreement and, accordingly, the Company has recorded a receivable of approximately $750,000 from ISO. This statement is forward-looking and subject to risks and uncertainties inherent in any legal proceeding. While the Company believes it will be awarded the withheld amounts, no assurances can be given that the outcome or the process of resolving the claims made in this proceeding will not adversely affect the Company's financial results or business condition.

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

         NEED TO INTEGRATE ACQUISITIONS. The Company has engaged in a number of acquisitions and may continue to do so. Many of these acquisitions require substantial integration with existing operations to realize their expected returns on investment. Integration includes, among other things, absorption of administrative functions that are eliminated from the acquired company, combining sales and marketing activities with existing departments and standardizing technological systems across business units. Failure to execute business integrations successfully may result in increased costs, customer attrition and decreases in revenue, and would have a material impact on the operating results of the Company.

         YEAR 2000 COMPLIANCE.

         Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date codes fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and/or software used by organizations may need to be upgraded to comply with the "Y2K" requirements. There is significant uncertainty in the software and information services industries concerning the potential effects associated with such compliance. The Securities and Exchange Commission has issued guidelines for disclosure of known and potential risks of Y2K issues and of plans to minimize or mitigate those risks.

         STATE OF READINESS. The Company believes that the majority of its software, networks and computer operating systems comply with Y2K readiness standards. Certificates of Y2K compliance have been obtained from manufacturers of certain software in use by the Company. The Company is currently seeking such certificates from all manufacturers of software which it expects could be affected by Y2K issues. Since the majority of its computer hardware and other electronic equipment with embedded software have been purchased during the past 18 months, the Company believes that such equipment will not be impaired or disabled by Y2K issues. The Company has obtained compliance certificates from substantially all manufacturers of this type of equipment which reasonably could impact the Company's operations and continues to seek compliance certificates from additional manufacturers. Lack of readiness for Y2K issues on the part of suppliers, customers and other third parties could materially impact the Company's ability to maintain operations. In particular, the lack of readiness of Internet providers and telecommunications companies could result in an interruption of its online commerce system. The Company has obtained confirmation of the readiness of a majority of third parties and continues to seek confirmation from other third parties. The Company is in the process of formulating response plans in case of interruptions of this nature and estimates it will have such plans in place by the second quarter of 1999. This statement is forward-looking and subject to risks and uncertainties. No assurances can be made regarding the ability of the Company to formulate or execute any response plans.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   a)  Exhibits:

          The exhibits to this Form 10-QSB are listed in the Exhibit Index on page 16 of this Report.

   b)  Reports on Form 8-K.

          The registrant filed a current report on Form 8-K dated January 29, 1999 which was amended on March 30, 1999. Under Item 2, the registrant reported the acquisition of GeoSure, L.P.


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                VISTA INFORMATION SOLUTIONS, INC.
                                                   (REGISTRANT)



DATE: May 14, 1999                          By    /s/ E. Stevens Hamilton
      ------------                            ------------------------------
                                                  E. Stevens Hamilton
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)

DATE: May 14, 1999                          By    /s/ Brian Dean Conn
     -------------                            ------------------------------
                                                  Brian Dean Conn
                                                  Controller
                                                  (Principal Accounting Officer)

                               EXHIBIT INDEX

Exhibit
Number                     Description                              Location
-------                    -----------                              --------
27.1                       Financial Data Schedule...............   Filed electronically