Form 10-Q
period 1999-06-30
VISTA INFORMATION SOLUTIONS INC
filed 1999-08-16
CIK 888793

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                    ----------------------------------------

                                   FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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


                                 (858) 450-6100
                (Issuer's telephone number, including area code)


-------------------------------------------------------------------------------

  (Former name, former address, and former fiscal year, if changed since last report.)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                                      ---   ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, $.001 par value, 19,660,162 shares outstanding on August 11, 1999.

Transitional Small Business Format (check one) YES     NO X
                                                  ---    ---

                                      INDEX

                                                                                                           PAGE
                                                                                                           ----
    PART I        FINANCIAL INFORMATION

      ITEM 1.     FINANCIAL STATEMENTS

                  CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS                   3
                  ENDED JUNE 30, 1999 (UNAUDITED) AND 1998 (UNAUDITED)

                  CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 1999 (UNAUDITED) AND DECEMBER                  4,5
                  31, 1998

                  CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30,                     6
                  1999 (UNAUDITED) AND 1998 (UNAUDITED)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)                                    7,8

      ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS                                                     9-14



    PART II.      OTHER INFORMATION

      ITEM 1.     LEGAL PROCEEDINGS                                                                          15

      ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS                                                  16

      ITEM 3.     DEFAULTS UPON SENIOR SECURITIES                                                            16

      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                        16

      ITEM 5.     OTHER INFORMATION                                                                          16

      ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                                                           16

SIGNATURES                                                                                                   16

EXHIBIT INDEX                                                                                                17

                    PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 VISTA INFORMATION SOLUTIONS, INC.
         CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                         THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                              JUNE 30,                                JUNE 30,
                                                       1999                1998               1999               1998
                                                 -----------------     --------------    ---------------    ----------------
Revenues                                               $6,724,970         $6,415,322        $12,952,981         $12,565,052

Cost of revenues                                        1,250,535          1,633,634          2,489,520           2,932,847
                                                 -----------------     --------------    ---------------    ----------------
                  Gross margin                          5,474,435          4,781,688         10,463,461           9,632,205

Operating Expenses

        Sales and general and administrative            5,671,052          4,059,701          9,367,517           7,749,516
        Research and development                          246,030            274,700            545,052             621,395
        Integration charges                                     -                  -          1,309,303                   -
        Depreciation and amortization                     890,358            335,229          1,785,058             948,325
                                                 -----------------     --------------    ---------------    ----------------
                  Operating income (loss)              (1,333,005)           112,058         (2,543,469)            312,969

        Interest (expense)                               (183,742)          (123,476)          (361,759)           (250,620)
        Other (expense)                                   (15,191)            (2,243)           (20,912)             (5,740)
                                                 -----------------     --------------    ---------------    ----------------

Net income (loss)                                     $(1,531,938)          $(13,661)       $(2,926,140)            $56,609
                                                 -----------------     --------------    ---------------    ----------------
                                                 -----------------     --------------    ---------------    ----------------

Preferred stock dividends                                  99,876            150,000            249,876             300,000
Accretion of convertible preferred stock                        -            250,000                  -             500,000
                                                 -----------------     --------------    ---------------    ----------------

NET (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS        $(1,631,814)         $(413,661)       $(3,176,016)          $(743,391)
                                                 -----------------     --------------    ---------------    ----------------
                                                 -----------------     --------------    ---------------    ----------------

Basic and diluted net (loss) per common share              $(0.09)            $(0.04)            $(0.19)             $(0.08)
                                                 -----------------     --------------    ---------------    ----------------
                                                 -----------------     --------------    ---------------    ----------------


Weighted average common shares outstanding             17,995,804         10,026,876         17,024,290           9,821,445
                                                 -----------------     --------------    ---------------    ----------------
                                                 -----------------     --------------    ---------------    ----------------

See Notes to Consolidated Financial Statements

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        VISTA INFORMATION SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                              JUNE 30,
                                                                                1999                  DECEMBER 31,
Assets                                                                       (UNAUDITED)                  1998
------------------------------------------------------------------------ -------------------      --------------------
CURRENT ASSETS:
    Cash                                                                           $125,164                  $475,863
    Accounts receivable, less allowance for doubtful accounts of
        $931,000 and $950,000, respectively                                       5,003,813                 5,180,964
    Notes receivable                                                                      -                 2,500,000
    Prepaid expenses and other assets                                             1,567,724                   608,194
                                                                         -------------------      --------------------
        TOTAL CURRENT ASSETS                                                      6,696,701                 8,765,021

EQUIPMENT, FURNITURE AND SOFTWARE:
    Equipment and furniture                                                       6,852,318                 6,351,059
    Purchased software                                                            3,408,856                 2,676,064
                                                                         -------------------      --------------------
                                                                                 10,261,174                 9,027,123
    Less accumulated depreciation                                                (5,925,126)               (5,201,478)
                                                                         -------------------      --------------------
        NET EQUIPMENT, FURNITURE AND SOFTWARE                                     4,336,048                 3,825,645

ACQUIRED TECHNOLOGY, ENVIRONMENTAL DATABASES AND GOODWILL                         9,025,896                 8,452,290
    Less accumulated amortization of $14,099,000 and $13,169,000, respectively

DEPOSITS                                                                            430,718                   340,171
                                                                         -------------------      --------------------

                                                                                $20,489,363               $21,383,127
                                                                         ===================      ====================

See Notes to Consolidated Financial Statements

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        VISTA INFORMATION SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                              JUNE 30,
                                                                                1999                 DECEMBER 31,
Liabilities and Stockholders' Equity                                         (UNAUDITED)                 1998
------------------------------------------------------------------------ -------------------      --------------------
CURRENT LIABILITIES:
    Current maturities of long-term obligations                                    $666,022                $3,204,601
    Obligation to bank                                                                    -                 1,533,083
    Accounts payable and accrued expenses                                         1,713,376                 1,735,271
    Notes payable                                                                    10,019                         -
    Deferred revenue                                                                241,574                   323,521
    Other current liabilities                                                     1,361,477                 1,841,584
                                                                         -------------------      --------------------
        TOTAL CURRENT LIABILITIES                                                 3,992,468                 8,638,060

LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES                                    5,121,541                   581,522


STOCKHOLDERS' EQUITY:
    Preferred stock, Series B convertible, par value $.001; liquidation value $3,000,000, authorized 200,000 shares; 200,000 and zero
        shares issued and outstanding, respectively                                       -                       200
    Preferred stock, Series C convertible, par value $.001;
        liquidation value $6,279,398, authorized 670,000 shares; 382,527 and
        282,607 shares issued and outstanding, respectively                             283                       371
    Preferred stock, Series D convertible, par value $.001;
        liquidation value $2,499,977, authorized 240,000 shares; 187,124 and
        18,712 shares issued and outstanding, respectively                               19                       187
    Preferred stock, Series E convertible, par value $.001;
        liquidation value $2,500,000, authorized 2,500 shares; 2,500 and
        zero shares issued and outstanding, respectively                                  -                         3
    Preferred stock, Series F convertible, par value $.001;
        liquidation value $2,500,000, authorized, issued and
        outstanding 2,500 shares                                                          3                         3
    Common stock, par value $.001; authorized 43,000,000 shares;
        issued and outstanding 1999; 18,438,584 shares and 1998;
        11,952,329 shares                                                            18,439                    11,952
    Additional paid-in capital                                                   53,067,310                50,592,016
    Accumulated deficit                                                         (41,710,700)              (38,441,187)
                                                                         -------------------     --------------------
                                                                                 11,375,354                12,163,545
                                                                         -------------------      --------------------

                                                                                $20,489,363               $21,383,127
                                                                         ===================      ====================

See Notes to Consolidated Financial Statements

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        VISTA INFORMATION SOLUTIONS, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                   SIX MONTHS ENDED
                                                                              JUNE 30,           JUNE 30,
                                                                                1999               1998
--------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                              $(2,926,140)           $56,609
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                1,785,058            948,325
    Changes in current assets and liabilities:
           Accounts receivable - trade                                             177,151           (888,975)
           Prepaid expenses and other assets                                        60,241           (193,151)
           Trade accounts payable                                                  (21,895)           258,209
           Accrued compensation and employee benefits                             (256,348)            41,280
           Accrued interest                                                           -                   -
           Deferred revenue                                                        (81,947)           (67,617)
           Other current liabilities                                               186,767             68,877
                                                                          -----------------   ----------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                             (1,077,113)           223,557

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases and development of equipment and software                         (1,014,381)          (849,765)
    Increase in other assets                                                       (90,547)          (320,463)
                                                                          -----------------   ----------------

NET CASH USED IN INVESTING ACTIVITIES                                           (1,104,928)        (1,170,228)
                                                                          -----------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on long-term obligations                                           (6,005,797)          (243,263)
    Proceeds from long-term obligations                                          5,054,238            715,564
    Proceeds from note receivable                                                2,500,000              -
    Payments of preferred dividends                                               (249,876)          (300,000)
    Net distributions to partners                                                  (93,577)          (172,656)
    Proceeds from issuance of common stock                                         626,354            828,189
                                                                          -----------------   ----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                        1,831,342            827,834

DECREASE IN CASH AND CASH EQUIVALENTS                                             (350,699)          (118,837)
Cash and cash equivalents at beginning of period                                   475,863            596,424
                                                                          -----------------   ----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $125,164           $477,587
                                                                          =================   ================

See Notes to Consolidated Financial Statements

                        VISTA Information Solutions, Inc.

             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
                 THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999
                                   (Unaudited)

------------------------------------------------------------------------------


1.  BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, the interim financial statements include all adjustments (consisting of normal recurring accruals except as disclosed) necessary for a fair presentation of the results for interim periods presented. Operating results for the three months and six months ended June 30, 1999 are not necessarily indicative of the operating results that will be achieved for the year or any other period. These statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998, the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998, the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998 and the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1999.

         The consolidated financial statements of VISTA Information
Solutions, Inc. include the accounts of all majority-owned subsidiaries and all significant intercompany amounts have been eliminated. The consolidated financial statements contained herein have been restated to give retroactive effect to the acquisitions of GeoSure, LP ("GeoSure") on January 14, 1999 and EcoSearch Environmental Resources, Inc. ("EcoSearch") on March 1, 1999, both of which were accounted for as pooling-of-interests business combinations (see discussion below).

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

ACQUISITION OF GEOSURE, LP

         On January 14, 1999, the Company acquired GeoSure, which provides environmental risk and due diligence information and is a party to a 99-year license agreement with the Sanborn Company to distribute Sanborn fire insurance maps, pursuant to the terms of a Partnership Interest Purchase Agreement ("the GeoSure Agreement"). In exchange for the partnership interests of GeoSure, the Company issued an aggregate of 2,590,000 shares of its common stock with 259,000 of such shares being deposited into an escrow account in accordance with the terms of the GeoSure Agreement. Under the terms of the license agreement, GeoSure may distribute copies of historical fire insurance maps known as "Sanborn maps" for a royalty fee equal to 30 percent of Sanborn's prevailing price. GeoSure also owns all shares of National Research Center, LLC, a provider of flood determination information and a majority interest in National Research Center Insurance Services, Inc., a provider of flood insurance services.

ACQUISITION OF ECOSEARCH ENVIRONMENTAL RESOURCES, INC.

         On March 1, 1999, the Company acquired EcoSearch Environmental Resources, Inc. ("EcoSearch"), a national provider of environmental information services, pursuant to the terms of a Stock Purchase Agreement ("the EcoSearch Agreement"). In exchange for all the outstanding common stock of EcoSearch, the Company issued an aggregate of 396,351 shares of its common stock with 39,635 of such shares being deposited into an escrow account in accordance with the terms of the EcoSearch Agreement.

         The acquisitions of GeoSure and EcoSearch have been accounted for under the pooling-of-interests method of accounting and, accordingly, historical financial data in this and future reports will be restated to include GeoSure and EcoSearch data for all periods presented. The following unaudited pro forma data summarizes the combined results of operations of the Company and GeoSure and EcoSearch as though the acquisitions had occurred at the beginning of each period and does not purport to be indicative of what would have occurred had the acquisitions actually been effected as of such date or of results which may occur in the future.

AGREEMENT TO ACQUIRE MOORE DATA MANAGEMENT SERVICES.

         On July 29, 1999, the Company signed a definitive agreement with Moore North America, Inc. ("Moore"), a subsidiary of Moore Corporation Limited of Toronto, Canada, to acquire certain assets of Moore's Data Management Services Division ("MDMS"). Under the agreement, Moore will receive consideration of approximately $57.5 million consisting of a combination of cash, Common Stock of the Company and convertible debt.

2.  INSURANCE SERVICES OFFICE (ISO) AGREEMENT

         In October 1998, the Company filed a complaint against ISO with the American Arbitration Association alleging, among other things, that ISO had incorrectly calculated processing fees from GUS transactions submitted outside ISO's telecommunications network and withheld these fees from the monthly GUS revenue distribution to the Company. Management and its counsel believed that the Company was entitled to the withheld revenue distributions in accordance with the relevant provisions of the ISO agreement. Accordingly, the Company had recorded a receivable of approximately $830,000 from ISO. In August 1999, the arbitrator dismissed the portion of the Company's complaint that related to certain portions of the disputed receivable. Accordingly, the Company has recorded an adjustment of $928,000, comprised of a write-off of accounts receivable from ISO of $830,000 and an accrual of legal fees of $98,000. The Company was awarded compensation for extra work performed in connection with ISO's contract with State Farm in the amount of $118,256 plus interest. Due to certain provisions of the award, the likelihood of collection is indeterminable, therefore the Company has not recorded a receivable for this amount.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis provides information that the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the financial statements and footnotes which appear elsewhere in this Report, the Annual Report on Form 10-KSB for the year ended December 31, 1998 and the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1999.

         This discussion and analysis contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and
Section 27A of the Securities Act of 1933, which are subject to the "safe harbor" created by those sections. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Report. Additionally, statements concerning future matters such as the features, benefits and advantages of the Company's products, the development of new products, enhancements or technologies, business and sales strategies, competition and facilities needs and other statements regarding matters that are not historical are forward-looking statements. Such statements are subject to certain risks and uncertainties discussed at the end of this section and the Company's actual future results could differ materially from those projected in the forward-looking statements. The Company assumes no obligation to update the forward-looking statements. Readers are urged to review and consider carefully the various disclosures made by the Company in this Report, which attempts to advise interested parties of the risks and factors that may affect the Company's business, financial condition and results of operations.

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

         On March 27, 1998, the Company completed a reincorporation in Delaware and one-for-two reverse stock split. All references to common shares, earnings (loss) per common share and conversion rates in the accompanying financial statements and in these notes have been restated to retroactively reflect the effect of the split.

         On January 14, 1999, the Company acquired GeoSure, LP ("GeoSure"), a company which provides environmental risk and due diligence information. GeoSure also owns all shares of National Research Center, LLC, a provider of flood determination information and a majority interest in National Research Center Insurance Services, Inc., a provider of flood insurance services. On March 1, 1999, the Company acquired EcoSearch Environmental Resources, Inc. ("EcoSearch"), a national provider of environmental information services. The acquisitions of GeoSure and EcoSearch have been accounted for under the pooling-of-interests method of accounting and, accordingly, historical financial data and the discussions of operating results in this and future reports will be restated to include GeoSure and EcoSearch financial data for all periods presented.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 TO THE THREE AND SIX MONTHS ENDED JUNE 30, 1998

Revenue

         Total revenues increased five percent from approximately $6,415,000 for the three months ended June 30, 1998, to approximately $6,725,000 for the three months ended June 30, 1999 and increased three percent from approximately $12,565,000 for the six months ended June 30, 1998 to approximately $12,953,000 for the six months ended June 30, 1999. The increase in revenues was the result of revenues from Property Disclosure Information Services partially offset by lower revenues from Environmental Risk and Due Diligence Services and Insurance Information Services.

         Revenues from Environmental Risk and Due Diligence Information Services decreased 12 percent from approximately $5,142,000 for the three months ended June 30, 1998, to approximately $4,523,000 for the three months ended June 30, 1999 and decreased 10 percent from $9,912,000 for the period ended June 30, 1998 to approximately $8,895,000 for the period ended June 30, 1999. Decreases in Environmental Risk and Due Diligence Information Services revenues were primarily due to a decline in loan securitization activity which began in the fourth quarter of 1998 and which GeoSure customers were heavily dependent upon. The Company believes this decline has stabilized and will begin to reverse in the third quarter of 1999. This statement is forward-looking in nature and subject to risks and uncertainties. Influencing factors include, among other things, interest rate fluctuations, general economic conditions and stock market performance. No assurances can be given that the aforementioned decline will not continue or that revenues will increase.

         Revenues from Property Disclosure Information Services for the three and six months ended June 30, 1999 were approximately $1,124,000 and $1,932,000, respectively. There was no material revenue from Property Disclosure Information Services during the three or six months ended June 30, 1998.

         Revenues from Insurance Information Services decreased 13 percent from approximately $1,243,000 for the three months ended June 30, 1998, to approximately $1,078,000 for the three months ended June 30, 1999 and decreased 19 percent from approximately $2,623,000 for the six months ended June 30, 1998 to approximately $2,126,000 for the six months ended June 30, 1999. In the second quarter of 1999, the Company recorded a write-off of a receivable from ISO of approximately $830,000, which was the subject of an arbitration. The Company also discontinued recording revenue which was the subject of this arbitration. Following this adjustment, the Company expects that revenues from Insurance Information Services will generally return to levels consistent with past periods. This statement is forward-looking and subject to risks and uncertainties including those relating to the rate of industry acceptance and utilization of these services and the effects of competition. Accordingly, no assurances can be provided as to future revenue levels.

Gross Margin

         Gross margins increased 14 percent from approximately $4,782,000 for the three months ended June 30, 1998 to approximately $5,474,000 for the three months ended June 30, 1999 and increased nine percent from approximately $9,632,000 for the six months ended June 30, 1998 to approximately $10,463,000 for the six months ended June 30, 1999, primarily as a result of the aforementioned changes in revenues. Gross margins as a percent of revenues increased from 74 percent for the three months ended June 30, 1998 to 81 percent for the three months ended June 30, 1999 and from 77 percent for the six months ended June 30, 1998 to 81 percent for the six months ended June 30, 1999. This increase was primarily due to an increase in revenues from Property Disclosure Information Services which have lower costs of sales than Environmental Risk and Due Diligence Information Services.

Operating Expenses

         Total operating expenses increased 46 percent from approximately $4,670,000 for the three months ended June 30, 1998 to approximately $6,807,000 for the six months ended June 30, 1999 and increased 40 percent from approximately $9,319,000 for the six months ended June 30, 1998, to approximately $13,007,000 for the six months ended June 30, 1999. Increases in selling, general and administrative costs were primarily related to additional costs from the Company's acquisition and growth activities. These costs include office rent and other costs from acquired locations, staff additions from acquisitions and staffing increases to support additional administrative requirements. Integration costs include severance payments made to employees, prepayment penalties to lenders, travel and legal and accounting costs. Increases in depreciation and amortization costs were principally the result of amortization of acquired technology related to the acquisition of E/Risk in July 1998.

Interest Expense

         Interest expense increased 49 percent from approximately $123,000 for the three months ended June 30, 1998 to approximately $184,000 for the three months ended June 30, 1999 and increased 44 percent from approximately $251,000 for the six months ended June 30, 1998, to approximately $362,000 for the six months ended June 30, 1999 due to a increase in overall debt levels of the Company.

         The Company had no taxable income and, accordingly, recorded no net provision for income taxes during the three or six months ended June 30, 1999 and 1998.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities for the six months ended June 30, 1999 was approximately $1,077,000 compared to net cash provided by operating activities of approximately $224,000 during the six months ended June 30, 1998. A net loss for the six months ended June 30, 1999 as compared to net income for the same period in 1998 was the primary reason for this decrease.

         Net cash used in investing activities for the six months ended June 30, 1999 was approximately $1,105,000 compared to $1,170,000 for the six months ended June 30, 1998. The Company expects that investments in computer and other technological assets will remain steady during 1999 as it continues with significant development projects. This statement is forward-looking and is subject to risks and uncertainties including, but not limited to, the Company's ability to fund these projects from operations or to secure debt or equity financing.

         Net cash provided by financing activities was approximately $1,831,000 during the six months ended June 30, 1999, compared to $828,000 during the six months ended June 30, 1998. Proceeds from a note receivable for the sale of Common Stock were the primary causes of this increase.

         During 1999, the Company entered into an agreement for a commercial credit facility of $1,500,000 with Silicon Valley Bank. Borrowings under this facility would bear interest at 0.5 percent above the prime lending rate published by Silicon Valley Bank. Borrowings under this agreement were secured by substantially all the assets of the Company. The Company has repaid all borrowings under this facility as of June 30, 1999, and this facility is no longer available for use.

         In June 1999 the Company entered into an agreement with IBJ Whitehall Bank & Trust Company for a term loan, a revolving credit facility and an acquisition facility. The term loan, in the amount of $3,500,000, is payable in full on December 31, 2004, with quarterly principal installments beginning September 30, 2000. Proceeds from the term loan were used to retire an existing loan obligation of GeoSure to State Street Bank and to repay a portion of the principal and accrued interest under the Silicon Valley Bank credit facility. The revolving credit facility, not to exceed $3,500,000, is payable in full on December 31, 2004, with quarterly principal installments beginning September 30, 2000. Proceeds from the revolving credit facility were used to repay the remainder of the principal and accrued interest under the Silicon Valley Bank credit facility and to provide working capital. As of June 30, 1999, $1,000,000 has been borrowed against the revolving credit facility. The acquisition facility, not to exceed $3,000,000, will mature on June 30, 2005, and is intended to provide purchase capital for permitted acquisitions. No borrowings have taken place on this acquisition facility. Interest charges on these facilities are 3.25 percent above the Eurodollar loan rate and are subject to adjustments based on the financial condition of the Company.

         The Company believes that the available borrowing facilities discussed above will be sufficient to fund its operations through 1999. Factors impacting this forward-looking information are the levels of the Company's overall revenues and overhead expenses, changes in the Company's accounts receivable and accounts payable turnover, and desired acquisitions and the financial conditions of acquired businesses. If revenues do not meet expectations, the Company may need to raise additional debt or equity financing to meet its operating capital needs. In addition, the Company may need to raise additional capital in the future to meet various strategic growth, acquisition and research and development initiatives. There can be no assurance that the Company will be able to obtain any required additional funding on satisfactory terms, if at all. If the additional funding is not obtained, the Company will seek alternative sources of debt and/or equity financing and, to the extent necessary, will reduce overhead expenditures or defer or cancel certain initiatives.

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

         TECHNOLOGICAL CHANGE. The Company is dependent upon advanced software development tools to maintain and upgrade its various database and reporting systems. As currently popular operating systems and software development tools are changed or replaced, the Company must continually evaluate the need to migrate its existing applications to these systems and respond accordingly. The ability to respond to these changes may affect the performance, compatibility, level of support and market acceptance the Company is able to achieve for its services. Furthermore, the cost of maintaining and upgrading technological software and hardware may affect the profitability and working capital of the Company. Failure to anticipate the correct relative priorities of these projects would affect the Company's operating results and business.

         DEPENDENCE ON ISO FOR GUS REVENUES. The Company's 15-year agreement with ISO grants them the exclusive sales and marketing rights for GUS services. Insurance Information Service revenues, which are a significant portion of the Company's revenues and contribute to gross margin, are dependent upon ISO's ability to penetrate this industry segment.

         NEED TO INTEGRATE ACQUISITIONS. The Company has engaged in a number of acquisitions and may continue to do so. Many of these acquisitions require substantial integration with existing operations to realize their expected returns on investment. Integration includes, among other things, absorption of administrative functions that are eliminated from the acquired company, combining sales and marketing activities with existing departments and standardizing technological systems across business units. Failure to execute business integrations successfully may result in increased costs, customer attrition and decreases in revenue, and would have a material impact on the operating results and business of the Company.

         POTENTIAL ACQUISITION. The Company has recently entered into an agreement pursuant to which it would acquire substantially all of the assets of the Data Management Services division of Moore Corporation Limited. The Company has paid a deposit of 501,505 shares of common stock, which Moore may retain unless the transaction is terminated for specified reasons. Additionally, the Company expects that the acquisition from Moore would result in the creation of a substantial amount of "goodwill" on its balance sheet, which would be amortized and reduce the reported operating results over at least the next several years. Finally, entering into the new areas of business associated with this acquisition will involve the Company in more complex operations (including activities in Canada), with more potential competitors and with potential conflicts with existing relationships. As such, the Moore transaction will present significant challenges to the Company and its management.

         RISK OF DEFAULT. The Company's agreement with IBJ Whitehall Bank and Trust Company is subject to covenants tied to the financial performance of the Company. If the Company fails to meet the specified performance criteria, the term loan, revolving credit facility and acquisition facility would immediately become due under the default provisions of the agreement. There can be no assurance that the Company would be able to obtain the additional funding required in order to retire this debt upon default.

         YEAR 2000 COMPLIANCE.

         Many currently-installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date codes fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and/or software used by organizations may need to be upgraded to comply with the "Y2K" requirements. There is significant uncertainty in the software and information services industries concerning the potential effects associated with such compliance. The Securities and Exchange Commission has issued guidelines for disclosure of known and potential risks of Y2K issues and of plans to minimize or mitigate those risks.

         STATE OF READINESS. The Company believes that the majority of its software, networks and computer operating systems comply with Y2K readiness standards. Certificates of Y2K compliance have been obtained from manufacturers of certain software in use by the Company. The Company is currently seeking such certificates from all other manufacturers of software which it expects could be affected by Y2K issues. Since the majority of its computer hardware and other electronic equipment with embedded software have been purchased during the past 18 months, the Company believes that such equipment will not be impaired or disabled by Y2K issues. The Company has obtained compliance certificates from substantially all manufacturers of equipment which reasonably could impact the Company's operations and continues to seek compliance certificates from additional manufacturers. Lack of readiness for Y2K issues on the part of suppliers, customers and other third parties could materially impact the Company's ability to maintain operations. In particular, the lack of readiness of Internet providers and telecommunications companies could result in an interruption of its online commerce system. The Company has obtained confirmation of the readiness of a majority of third parties and continues to seek confirmation from other third parties. The Company is in the process of formulating response plans in case of interruptions of this nature and estimates it will have such plans in place by the end of the third quarter of 1999. This statement is forward-looking and subject to risks and uncertainties. No assurances can be made regarding the ability of the Company to formulate or execute any response plans or to correctly identify all risks.

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

         RISKS OF Y2K ISSUES. The Company is not aware of any specific issues which would have a material effect on its operations, liquidity or financial condition, but can make projections of potential "worst case" scenarios which could have such an effect. An interruption of Internet or telecommunications services for an extended period of time would prevent the Company from providing service to a substantial portion of its customers, resulting in a material loss of revenue. A protracted "crash" of the Company's internal networking and operating software would also result in a material loss of revenue as well as an interruption of research and development activities. This scenario could also result in the inoperability of the Company's financial systems which could hinder its ability to collect revenue and comply with financial reporting requirements.

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

         In October 1998, the Company filed a complaint against ISO with the American Arbitration Association alleging, among other things, that ISO had incorrectly calculated processing fees from GUS transactions submitted outside ISO's telecommunications network and withheld these fees from the monthly GUS revenue distribution to the Company. Management and its counsel believed that the Company was entitled to the withheld revenue distributions in accordance with the relevant provisions of the ISO agreement and, accordingly, the Company recorded a receivable of approximately $830,000 from ISO. In August 1999, the arbitrator dismissed the portion of the Company's complaint that relates to the disputed receivable. Accordingly, the Company has recorded a write-off of the receivable of $830,000 and an accrual of legal fees of $98,000. The Company was awarded compensation for extra work performed in connection with ISO's contract with State Farm in the amount of approximately $118,000 plus interest. Due to certain provisions of the award, the likelihood of collection is indeterminable, therefore the Company has not recorded a receivable for this amount.

         In June 1999, GeoSure, LP ("GeoSure"), a subsidiary of the Company, filed a demand for arbitration against The Sanborn Company, LLC ("Sanborn") with the American Arbitration Association. GeoSure is party to a license agreement with Sanborn to distribute historical fire insurance maps ("Sanborn Maps") subject to certain restrictions and a royalty based on the prevailing prices charged by Sanborn for these maps. GeoSure alleges, among other things, that it has been charged excess royalties and seeks recovery of the excess payments. Sanborn has responded with allegations that GeoSure has underpaid these royalties and likewise seeks recovery. The Company believes that Sanborn's claims have no merit and that any outcome of this arbitration would not have a material impact on the Company's financial results or business condition. This statement is forward-looking and subject to risks and uncertainties inherent in any legal proceeding. Accordingly, no assurances can be given that the outcome or the process of resolving the claims made in this proceeding will not adversely affect the Company's financial results or business condition.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   a)    Exhibits:

         The exhibits to this Form 10-QSB are listed in the Exhibit Index on page 17 of this Report.

   b)    Reports on Form 8-K.

         None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    VISTA INFORMATION SOLUTIONS, INC.
                                                    (REGISTRANT)



DATE: August 16, 1999                   By    /s/ Neil Johnson
     ----------------                     ------------------------------
                                              Neil Johnson
                                              Chief Financial Officer
                                              (Principal Financial Officer)

DATE: August 16, 1999                   By    /s/ Brian Dean Conn
     ----------------                     ------------------------------
                                              Brian Dean Conn
                                              Controller
                                              (Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit
Number                  Description                                Location
-------                 -----------                                --------
 3.1                    Certificate of Incorporation               Incorporated by reference

 3.2                    By-laws                                    Incorporated by reference

10.42                   Agreement between the Company and
                        IBJ Whitehall Bank & Trust Company
                        dated June 29, 1999 regarding a term
                        loan, revolving credit facility and
                        an acquisition facility................    Filed herewith, page 18.

27.1                    Financial Data Schedule.................   Filed electronically