Form 10-Q
period 1999-09-30
VISTA INFORMATION SOLUTIONS INC
filed 1999-11-15
CIK 888793

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                --------------------

                                     FORM 10-QSB

               [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
                                         or
               [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM ___________ TO____________.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO__

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, $.001 par value, 20,606,921 shares outstanding on November 12, 1999.

Transitional Small Business Format (check one) YES  __ NO X

                              INDEX
                              -----

      PART I       FINANCIAL INFORMATION                                                                 PAGE
      ------                                                                                             ----
      ITEM 1.      FINANCIAL STATEMENTS

                   CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE                                         3
                   MONTHS AND NINE MONTHS 3 ENDED SEPTEMBER 30, 1999
                   (UNAUDITED) AND 1998 (UNAUDITED)

                   CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 1999 (UNAUDITED) AND                      4,5
                   DECEMBER 31, 1998

                   CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER                   6
                   30, 1999 (UNAUDITED) AND 1998 (UNAUDITED)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)                                    7,8

       ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS                                                     9-14


PART II.           OTHER INFORMATION

       ITEM 1.     LEGAL PROCEEDINGS                                                                          15

       ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS                                                  16

       ITEM 3.     DEFAULTS UPON SENIOR SECURITIES                                                            16

       ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                        16

       ITEM 5.     OTHER INFORMATION                                                                          16

       ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                                                           16

SIGNATURES                                                                                                    16

EXHIBIT INDEX                                                                                                 17


                       PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       VISTA INFORMATION SOLUTIONS, INC.
             CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                         THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                            SEPTEMBER 30,                          SEPTEMBER 30,
                                                       1999                1998               1999               1998
-----------------------------------------------------------------------------------------------------------------------
Revenues                                               $6,452,881         $6,202,297        $19,405,862         $18,767,979

Cost of revenues                                        1,686,709          1,623,066          4,176,229           4,555,914
                                                 -----------------     --------------    ---------------    ----------------
                  Gross margin                          4,766,172          4,579,861         15,229,633          14,212,065

Operating Expenses
        Sales and general and administrative            4,440,348          4,377,585         13,808,398          11,997,953
        Research and development                          191,412            311,940            736,464             933,336
        Integration charges                                     -                  -          1,309,303                   -
        Restructuring costs                                     -          1,360,932                  -           1,360,932
        Write-down of intangible assets                 7,063,186                  -          7,063,186                   -
        Depreciation and amortization                     895,416            708,006          2,680,475           1,656,331
                                                 -----------------     --------------    ---------------    ----------------
                  Operating income (loss)              (7,824,190)        (2,178,602)       (10,368,193)         (1,736,487)

        Interest expense                                 (352,104)          (200,672)          (713,863)           (451,292)
        Other expense                                     (36,403)           (12,723)           (56,782)            (18,462)
                                                 -----------------     --------------    ---------------    ----------------

Net loss                                              $(8,212,697)       $(2,391,997)      $(11,138,838)        $(2,206,241)
                                                 -----------------     --------------    ---------------    ----------------
                                                 -----------------     --------------    ---------------    ----------------
Minority interest share of net loss                             -            (80,493)                 -             (80,493)

Preferred stock dividends                                  75,000            150,000            324,876             450,000
Accretion of convertible preferred stock                        -                  -                  -             500,000
                                                 -----------------     --------------    ---------------    ----------------

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS          $(8,287,697)       $(2,461,504)      $(11,463,714)        $(3,075,748)
                                                 -----------------     --------------    ---------------    ----------------
                                                 -----------------     --------------    ---------------    ----------------
Basic and diluted net loss per common share
                                                           $(0.43)            $(0.23)            $(0.64)             $(0.30)
                                                 -----------------     --------------    ---------------    ----------------
                                                 -----------------     --------------    ---------------    ----------------


Weighted average common shares outstanding             19,435,698         10,787,183         17,836,985          10,151,950
                                                 -----------------     --------------    ---------------    ----------------
                                                 -----------------     --------------    ---------------    ----------------


See Notes to Consolidated Financial Statements

                       PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      VISTA INFORMATION SOLUTIONS, INC.
                        CONSOLIDATED BALANCE SHEETS

                                                                              SEPTEMBER 30,
                                                                             1999 (UNAUDITED)           DECEMBER 31,
ASSETS                                                                                                      1998
---------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS:
    Cash                                                                         $2,812,306                  $475,863
    Trade accounts receivable, less allowance for doubtful accounts of
        $920,000 and $950,000, respectively                                       4,858,994                 5,180,964
    Notes receivable                                                                      -                 2,500,000
    Prepaid expenses and other assets                                               483,363                   608,194
                                                                         -------------------      --------------------
        TOTAL CURRENT ASSETS                                                      8,154,663                 8,765,021

EQUIPMENT, FURNITURE AND SOFTWARE:
    Equipment and furniture                                                       7,305,295                 6,351,059
    Purchased software                                                            4,097,203                 2,676,064
                                                                         -------------------      --------------------
                                                                                 11,402,498                 9,027,123
    Less accumulated depreciation                                                (6,302,709)               (5,201,478)
                                                                         -------------------      --------------------
        NET EQUIPMENT, FURNITURE AND SOFTWARE                                     5,099,789                 3,825,645

ACQUIRED TECHNOLOGY, ENVIRONMENTAL DATABASES AND GOODWILL                         1,480,465                 8,452,290
    Less accumulated amortization of $33,662,000 and $13,169,000, respectively

DEPOSITS                                                                          6,657,838                   340,171
                                                                         -------------------      --------------------

                                                                                $21,392,755               $21,383,127
                                                                         -------------------      --------------------
                                                                         -------------------      --------------------






See Notes to Consolidated Financial Statements

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        VISTA INFORMATION SOLUTIONS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                SEPTEMBER 30,
                                                                                    1999                  DECEMBER 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                             (UNAUDITED)                  1998
---------------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES:
    Current maturities of long-term obligations                                    $733,193                $3,204,601
    Obligation to bank                                                                    -                 1,533,083
    Accounts payable and accrued expenses                                         2,376,477                 1,735,271
    Notes payable                                                                    10,033                         -
    Deferred revenue                                                                121,804                   323,521
    Other current liabilities                                                       693,689                 1,841,584
                                                                         -------------------      --------------------
        TOTAL CURRENT LIABILITIES                                                 3,935,196                 8,638,060

LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES                                    3,462,140                   581,522


STOCKHOLDERS' EQUITY:
    Preferred stock, Series A convertible, par value $.001; liquidation value
        $5,000,000, authorized 110,000 shares; 102,564 and zero shares issued
        and outstanding, respectively                                                   103                         -
    Preferred stock, Series B convertible, par value $.001; authorized
        200,000 shares; zero and 200,000 shares issued and
        outstanding, respectively                                                         -                       200
    Preferred stock, Series C convertible, par value $.001; authorized
        670,000 shares; zero and 382,527 shares issued and
        outstanding, respectively                                                         -                       371
    Preferred stock, Series D convertible, par value $.001; authorized
        240,000 shares; zero and 187,124 shares issued and
        outstanding, respectively                                                         -                       187
    Preferred stock, Series E convertible, par value $.001; authorized
        2,500 shares; zero and 2,500 shares issued and outstanding,
        respectively                                                                      -                         3
    Preferred stock, Series F convertible, par value $.001;
        liquidation value $2,500,000, authorized, issued and
        outstanding 2,500 shares                                                          3                         3
    Common stock, par value $.001; authorized 43,000,000 shares;
        issued and outstanding 1999- 20,557,281 shares and 1998-
        11,952,329 shares                                                            21,857                    11,952
    Additional paid-in capital                                                   63,971,853                50,592,016
    Accumulated deficit                                                        (49,998,397)              (38,441,187)
                                                                         -------------------      --------------------
        TOTAL EQUITY                                                            13,995,419                12,163,545
                                                                         -------------------      --------------------

                                                                                $21,392,755               $21,383,127
                                                                         -------------------      --------------------
                                                                         -------------------      --------------------


See Notes to Consolidated Financial Statements

                      VISTA INFORMATION SOLUTIONS, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                NINE MONTHS ENDED
                                                       SEPTEMBER 30,        SEPTEMBER 30,
                                                           1999                 1998
-----------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss) including minority interest          $(11,138,838)        $(2,125,748)
Adjustments to reconcile net loss to net cash
 used in operating activities:
   Depreciation and amortization                          2,680,475           1,656,331
   Write-down of intangible assets                        7,063,186                   -
   Changes in current assets and liabilities:
         Accounts receivable - trade                        321,970            (325,622)
         Prepaid expenses and other assets                  644,602             (98,393)
         Trade accounts payable                              (8,659)          1,395,958
         Accrued compensation and employee benefits        (169,561)            (39,782)
         Deferred revenue                                  (201,717)            (86,967)
         Other current liabilities                           81,978             265,733
                                                       ------------         -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        (726,564)            641,510

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchases and development of equipment and software   (1,870,875)         (1,057,247)
   Increase in other assets                              (1,317,667)         (1,314,100)
                                                       ------------         -----------
NET CASH USED IN INVESTING ACTIVITIES                    (3,188,542)         (2,371,347)
                                                       ------------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Payments on long-term obligations                     (9,488,204)         (6,103,821)
   Proceeds from long-term obligations                    7,124,009           8,002,878
   Proceeds from note receivable                          2,500,000                   -
   Payments of preferred dividends                         (324,876)           (450,000)
   Net distributions to partners                            (93,496)           (276,819)
   Proceeds from issuance of common and preferred stock   6,534,116             379,946
                                                       ------------         -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                 6,251,549           1,552,184

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          2,336,443            (177,653)
Cash and cash equivalents at beginning of period            475,863             596,424
                                                       ------------         -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $  2,812,306         $   418,771
                                                       ------------         -----------
                                                       ------------         -----------

See Notes to Consolidated Financial Statements

                 VISTA INFORMATION SOLUTIONS, INC.

       NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
       THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999
                          (Unaudited)

-------------------------------------------------------------------------------


1.  BASIS OF PRESENTATION

         The accompanying unaudited financial statements of VISTA Information Solutions, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, the interim financial statements include all adjustments (consisting of normal recurring accruals except as disclosed) necessary for a fair presentation of the results for interim periods presented. Operating results for the three months and nine months ended September 30, 1999 are not necessarily indicative of the operating results that will be achieved for the year or any other period. These statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998, the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998, the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1999 and the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999.

         The consolidated financial statements of VISTA Information Solutions, Inc. include the accounts of all majority-owned subsidiaries and all significant intercompany amounts have been eliminated. The consolidated financial statements contained herein have been restated to give retroactive effect to the acquisitions of GeoSure, LP (GeoSure) on January 14, 1999 and EcoSearch Environmental Resources, Inc. (EcoSearch) on March 1, 1999, both of which were accounted for as pooling-of-interests business combinations (see discussion below).

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

ACQUISITION OF GEOSURE, LP

         On January 14, 1999, the Company acquired GeoSure, LP, which provides environmental risk and due diligence information and is a party to a 99-year license agreement with the Sanborn Company to distribute Sanborn fire insurance maps, pursuant to the terms of a Partnership Interest Purchase Agreement (the GeoSure Agreement). In exchange for the partnership interests of GeoSure, the Company issued an aggregate of 2,590,000 shares of its common stock with 259,000 of such shares being deposited into an escrow account in accordance with the terms of the GeoSure Agreement. Under the terms of the license agreement, GeoSure may distribute copies of historical fire insurance maps known as "Sanborn maps" for a royalty fee equal to 30 percent of Sanborn's prevailing price. GeoSure also owns all shares of National Research Center, LLC, a provider of flood determination information and a majority interest in National Research Center Insurance Services, Inc., a provider of flood insurance services.

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

The acquisitions of GeoSure and EcoSearch have been accounted for under the pooling-of-interests method of accounting and, accordingly, historical financial data in this and future reports has been restated to include GeoSure and EcoSearch data for all periods presented.

AGREEMENT TO ACQUIRE MOORE DATA MANAGEMENT SERVICES.

         On July 28, 1999, the Company signed a definitive agreement with Moore North America, Inc. ("Moore"), a subsidiary of Moore Corporation Limited of Toronto, Canada, to acquire certain assets of Moore's Data Management Services Division (MDMS). Under the agreement, Moore will receive consideration of approximately $57.5 million, consisting of a combination of cash, Common Stock of the Company and convertible debt.

AGREEMENT TO ACQUIRE ACE USA FLOOD SERVICES.

         On August 31, 1999, the Company signed a definitive agreement with CIGNA Financial Institution Solutions, Inc. ("CFIS"), a subsidiary of CIGNA Corporation, to acquire certain assets of CIGNA Flood Services ("CFS"). Under the agreement, CFIS will receive approximately $7 million in cash, common stock and debt. If certain financial performance levels are achieved, additional consideration will be paid to a maximum of $4 million in cash and Common Stock of the Company. On July 2, 1999, ACE Limited completed the acquisition of the property and casualty insurance business of CIGNA Corporation. On November 9, 1999, ACE Limited terminated the agreement to sell CFS to the Company.

2.       WRITE-DOWN OF INTANGIBLE ASSETS

         The Company evaluates the recoverability of long-lived assets not held for sale by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that future undiscounted cash flows are not sufficient to recover the carrying values of such assets the assets are adjusted to their fair values.

         As a result of conditions which became apparent in the third quarter, the Company engaged an outside consultant to conduct an analysis of the value of certain intangible assets. The fair values of acquired technology and goodwill related to the acquisitions of E/Risk, Environmental Information Services ("EIS") and National Research Center ("NRC") were determined to be less than their respective carrying values. Accordingly, the Company recorded a one-time, pre-tax charge of approximately $7,063,000 to adjust these assets to their appropriate fair values.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis provides information that the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the financial statements and footnotes which appear elsewhere in this Report, the Annual Report on Form 10-KSB for the year ended December 31, 1998 and the Company's Quarterly Report on Form 10-QSB for the quarters ended March 31, 1999 and June 30, 1999.

         This discussion and analysis contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and
Section 27A of the Securities Act of 1933, which are subject to the "safe harbor" created by those sections. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Report. Additionally, statements concerning future matters such as the features, benefits and advantages of the Company's products, the development of new products, enhancements or technologies, business and sales strategies, competition and facilities needs and other statements regarding matters that are not historical are forward-looking statements. Such statements are subject to certain risks and uncertainties discussed at the end of this section and the Company's actual future results could differ materially from those projected in the forward-looking statements as a result of several factors, including the business risks discussed below. The Company assumes no obligation to update the forward-looking statements. Readers are urged to review and consider carefully the various disclosures made by the Company in this Report, which attempts to advise interested parties of the risks and factors that may affect the Company's business, financial condition and results of operations.

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

         On March 27, 1998, the Company completed a reincorporation in Delaware and one-for-two reverse stock split. All references to common shares, earnings (loss) per common share and conversion rates in the accompanying financial statements and in this discussion have been restated to retroactively reflect the effect of the split.

         On January 14, 1999, the Company merged with GeoSure, LP (GeoSure), a company which provides environmental risk and due diligence information. GeoSure also owns all shares of National Research Center, LLC, a provider of flood determination information and a majority interest in National Research Center Insurance Services, Inc., a provider of flood insurance services. On March 1, 1999, the Company merged with EcoSearch Environmental Resources, Inc. (EcoSearch), a national provider of environmental information services. The mergers with GeoSure and EcoSearch have been accounted for under the pooling-of-interests method of accounting and, accordingly, historical financial data and the discussions of operating results in this and future reports will be restated to include GeoSure and EcoSearch financial data for all periods presented.

         RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998

Revenue
         Total revenues increased four percent from approximately $6,202,000 for the three months ended September 30, 1998, to approximately $6,453,000 for the three months ended September 30, 1999 and increased three percent from approximately $18,768,000 for the nine months ended September 30, 1998 to approximately $19,406,000 for the nine months ended September 30, 1999.

         Revenues from Environmental Risk and Due Diligence Information Services increased three percent from approximately $4,413,000 for the three months ended September 30, 1998, to approximately $4,539,000 for the three months ended September 30, 1999 and decreased six percent from $14,325,000 for the nine months ended September 30, 1998 to approximately $13,433,000 for the nine months ended September 30, 1999. Decreases in Environmental Risk and Due Diligence Information Services revenues were primarily due to a decline in loan securitization activity, which began in the fourth quarter of 1998 and upon which GeoSure customers were heavily dependent. The Company believes this decline has stabilized and has begun to reverse in the third quarter of 1999, as evidenced by the improved performance in the third quarter compared to the prior year third quarter. This statement is forward-looking in nature and subject to risks and uncertainties. Influencing factors include, among other things, interest rate fluctuations, general economic conditions and stock market performance. No assurances can be given that the aforementioned decline will not continue or that revenues will increase in any future period.

         Revenues from Property Disclosure Information Services increased 38 percent from approximately $721,000 for the three months ended September 30, 1998 to approximately $995,000 for the three months ended September 30, 1999 and increased 326 percent from $752,000 for the nine months ended September 30, 1998 to approximately $2,927,000 for the nine months ended September 30, 1999. These increases are primarily due to the inclusion of E/Risk revenue for the entire three and nine-month periods in 1999 compared to only two months of revenue for the same periods in 1998. E/Risk was acquired by the Company on July 28, 1998, therefore only two months' revenue was recorded in the third quarter of 1998.

         Revenues from Insurance Information Services decreased 14 percent from approximately $1,068,000 for the three months ended September 30, 1998, to approximately $919,000 for the three months ended September 30, 1999 and decreased 18 percent from approximately $3,691,000 for the nine months ended September 30, 1998 to approximately $3,045,000 for the nine months ended September 30, 1999. In the second quarter of 1999, the Company recorded a write-off of a receivable from ISO of approximately $830,000, which was the subject of an arbitration. The Company also discontinued recording revenue which was the subject of this arbitration, resulting in lower revenues for the third quarter of 1999. Following this adjustment, the Company expects that revenues from Insurance Information Services will generally return to levels consistent with past periods. This statement is forward-looking and subject to risks and uncertainties, including those relating to the rate of industry acceptance and utilization of these services and the effects of competition. Accordingly, no assurances can be provided as to revenue levels in any future periods.

Gross Margin
         Gross margins increased four percent from approximately $4,580,000 for the three months ended September 30, 1998 to approximately $4,766,000 for the three months ended September 30, 1999 and increased seven percent from approximately $14,212,000 for the nine months ended September 30, 1998 to approximately $15,229,000 for the nine months ended September 30, 1999, primarily as a result of the aforementioned changes in revenues. Gross margins as a percent of revenues remained at 74 percent for the three months ended September 30, 1998 and the three months ended September 30, 1999 and increased from 76 percent for the nine months ended September 30, 1998 to 78 percent for the nine months ended September 30, 1999. This increase was primarily due to an increase in revenues from Property Disclosure Information Services which have lower costs of sales than Environmental Risk and Due Diligence Information Services.

Operating Expenses
         Total operating expenses increased 86 percent from approximately $6,758,000 for the three months ended September 30, 1998 to approximately $12,590,000 for the three months ended September 30, 1999 and increased 60 percent from approximately $15,949,000 for the nine months ended September 30, 1998, to approximately $25,598,000 for the nine months ended September 30, 1999. The increases are largely due to the write-down of intangible assets in the third quarter of 1999. If the impact of this impairment charge is removed, total operating expenses decreased 18 percent to approximately $5,528,000 for the three months ended September 30, 1999 and increased 16 percent to approximately $18,535,000 for the nine months ended September 30, 1999. Decreases in selling, general and administrative costs for the third quarter were primarily due to a one-time restructuring charge taken in 1998. Year-to-date increases in selling, general and administrative costs were primarily related to additional costs from the Company's acquisition and growth activities. These costs include office rent and other costs from acquired locations, staff additions from acquisitions and staffing increases to support additional administrative requirements. Integration costs include severance payments made to employees, prepayment penalties to lenders, travel and legal and accounting costs. Increases in depreciation and amortization costs were principally the result of amortization of acquired technology related to the acquisition of E/Risk in July 1998.

Interest Expense
         Interest expense increased 75 percent from approximately $201,000 for the three months ended September 30, 1998 to approximately $352,000 for the three months ended September 30, 1999 and increased 58 percent from approximately $451,000 for the nine months ended September 30, 1998, to approximately $714,000 for the nine months ended September 30, 1999 principally due to a increase in overall debt levels of the Company.

Write-down of Intangible Assets

         The Company evaluates the recoverability of long-lived assets not held for sale by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that future undiscounted cash flows are not sufficient to recover the carrying values of such assets the assets are adjusted to their fair values.

         In August 1999, the Company engaged an outside consultant to conduct an analysis of the value of certain intangible assets. The fair values of acquired technology and goodwill related to the acquisitions of E/Risk, Environmental Information Services ("EIS") and National Research Center ("NRC") were determined to less than their respective carrying values. Accordingly, the Company recorded a one-time, pre-tax charge of approximately $7,063,000 to adjust these assets to their appropriate fair values.

         The Company had no taxable income and, accordingly, recorded no net provision for income taxes during the three or nine months ended September 30, 1999 and 1998.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities for the nine months ended September 30, 1999 was approximately $727,000 compared to net cash provided by operating activities of approximately $642,000 during the nine months ended September 30, 1998. This decrease was primarily the result of higher net losses, as well as significant decreases in Accounts Payable.

         Net cash used in investing activities for the nine months ended September 30, 1999 was approximately $3,189,000 compared to $2,371,000 for the nine months ended September 30, 1998. The Company expects that investments in computer and other technological assets will remain steady during 1999 as it continues with significant development projects. This statement is forward-looking and is subject to risks and uncertainties including, but not limited to, the Company's ability to fund these projects from operations or to secure debt or equity financing.

         Net cash provided by financing activities was approximately $6,252,000 during the nine months ended September 30, 1999, compared to $1,552,000 during the nine months ended September 30, 1998. Proceeds from issuance of Preferred Stock were the primary causes of this increase.

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

         In June 1999 the Company entered into an agreement with IBJ Whitehall Bank & Trust Company ("IBJW") for a term loan, a revolving credit facility and an acquisition facility. The term loan, in the amount of $3,500,000, is payable in full on December 31, 2004, with quarterly principal installments beginning September 30, 2000. Proceeds from the term loan were used to retire an existing loan obligation of GeoSure to State Street Bank and to repay a portion of the principal and accrued interest under the Silicon Valley Bank credit facility. The revolving credit facility, not to exceed $3,500,000, is payable in full on December 31, 2004, with quarterly principal installments beginning September 30, 2000. Proceeds from the revolving credit facility were used to repay the remainder of the principal and accrued interest under the Silicon Valley Bank credit facility and to provide working capital. As of September 30, 1999, $550,000 has been borrowed against the revolving credit facility. The acquisition facility, not to exceed $3,000,000, will mature on June 30, 2005, and is intended to provide purchase capital for permitted acquisitions. No borrowings have taken place on this acquisition facility. Interest charges on these facilities are 3.25 percent above the Eurodollar loan rate and are subject to adjustments based on the financial condition of the Company. Warrants for the purchase of the Company's common stock were issued to IBJW in connection with this credit facility and have been recorded as a note discount. The unamortized balance of the note discount as of September 30, 1999 was approximately $1,266,000 and included both the aforementioned warrants and loan origination fees. The note discount is being amortized over the life of the loans. As of the filing date the Company is in the process of negotiating a new lending arrangement with IBJW.

         The Company believes that the available borrowing facilities discussed above will be sufficient to fund its operations through 1999. Factors impacting this forward-looking statement are the levels of the Company's overall revenues and overhead expenses, changes in the Company's accounts receivable and accounts payable turnover, the costs incurred to acquire and integrate desired acquisitions and the financial conditions of acquired businesses. If revenues do not meet expectations, the Company may need to raise additional debt or equity financing to meet its operating capital needs. In addition, the Company may need to raise additional capital in the future to meet various strategic growth, acquisition and research and development initiatives. There can be no assurance that the Company will be able to obtain any required additional funding on satisfactory terms, if at all. If the additional funding is not obtained, the Company will seek alternative sources of debt and/or equity financing and, to the extent necessary, will reduce overhead expenditures or defer or cancel certain initiatives.

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

         TECHNOLOGICAL CHANGE. The Company is dependent upon advanced software development tools to maintain and upgrade its various database and reporting systems. As currently popular operating systems and software development tools are changed or replaced, the Company must continually evaluate the need to migrate its existing applications to these systems and respond accordingly. The ability to respond to these changes may affect the performance, compatibility, level of support and market acceptance the Company is able to achieve for its services. Furthermore, the cost of maintaining and upgrading technological software and hardware may affect the profitability and working capital of the Company. Failure to anticipate the correct relative priorities of these projects would affect the Company's operating results and competitive position.

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

         POTENTIAL ACQUISITION. The Company has recently entered into an agreement pursuant to which it would acquire substantially all of the assets of the Data Management Services division of Moore Corporation Limited. The Company has paid a non-refundable deposit of 501,505 shares of common stock. Additionally, the Company expects that the acquisition from Moore would result in the creation of a substantial amount of "goodwill" on its balance sheet, which would be amortized and reduce reported operating results over at least the next several years. Finally, entering into the new areas of business associated with this acquisition will involve the Company in more complex operations (including activities in Canada), with more potential competitors and with potential conflicts with existing relationships. As such, the Moore transaction will present significant challenges to the Company and its management, as well as the integration issues discussed above.

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

         STATE OF READINESS. The Company believes that the majority of its software, networks and computer operating systems comply with Y2K readiness standards. Certificates of Y2K compliance have been obtained from manufacturers of certain software in use by the Company. The Company is currently seeking such certificates from all other manufacturers of software which it expects could be affected by Y2K issues. Since the majority of its computer hardware and other electronic equipment with embedded software have been purchased during the past 18 months, the Company believes that such equipment will not be impaired or disabled by Y2K issues. The Company has obtained compliance certificates from substantially all manufacturers of equipment which reasonably could impact the Company's operations and continues to seek compliance certificates from additional manufacturers. Lack of readiness for Y2K issues on the part of suppliers, customers and other third parties could materially impact the Company's ability to maintain operations. In particular, the lack of readiness of Internet providers and telecommunications companies could result in an interruption of its online commerce system. The Company has obtained confirmation of the readiness of a majority of third parties and continues to seek confirmation from other third parties. The Company is in the process of formulating response plans in case of interruptions of this nature. This statement is forward-looking and subject to risks and uncertainties. No assurances can be made regarding the ability of the Company to formulate or execute any response plans or to correctly identify all risks.

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

                     PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

           On July 28, 1998 the Company terminated a strategic alliance with Phase One Inc. (POI). On August 19, 1998 POI filed a complaint against the Company with the American Arbitration Association in San Diego, CA, alleging, among other things, that the Company incorrectly terminated the alliance and withheld revenue distributions from POI. The Company believes that these claims have no merit and that any outcome of this arbitration would not have a material impact on the Company's financial results or business condition. This statement is forward-looking and subject to risks and uncertainties inherent in any legal proceeding. Accordingly, no assurances can be given that the outcome or the process of resolving the claims made in this proceeding will not adversely affect the Company's financial results or business condition.

         In June 1999, GeoSure, LP(GeoSure), a subsidiary of the Company, filed a demand for arbitration against The Sanborn Company, LLC (Sanborn) with the American Arbitration Association. GeoSure is party to a license agreement with Sanborn to distribute historical fire insurance maps (Sanborn Maps) subject to certain restrictions and a royalty based on the prevailing prices charged by Sanborn for these maps. GeoSure alleges, among other things, that it has been charged excess royalties and seeks recovery of the excess payments. Sanborn has responded with allegations that GeoSure has underpaid these royalties and likewise seeks recovery. The Company believes that Sanborn's claims have no merit and that any outcome of this arbitration would not have a material impact on the Company's financial results or business condition. This statement is forward-looking and subject to risks and uncertainties inherent in any legal proceeding. Accordingly, no assurances can be given that the outcome or the process of resolving the claims made in this proceeding will not adversely affect the Company's financial results or business condition.

         In October 1998, the Company filed a complaint against ISO with the American Arbitration Association alleging, among other things, that ISO had incorrectly calculated processing fees from GUS transactions submitted outside ISO's telecommunications network and withheld these fees from the monthly GUS revenue distribution to the Company. In August 1999, the arbitrator dismissed the portion of the Company's complaint that relates to the disputed receivable. In November 1999, the Company filed a petition with the State of New York to vacate the arbitrator's action.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

   a) In connection with the IBJ Whitehall financing, the Company issued warrants to purchase 321,500 shares of Common stock to IBJW Capital Corporation and warrants for an aggregate of 60,000 shares of Common stock to the advisors who assisted the Company in obtaining, analyzing and negotiating the terms of the IBJW financing. The warrants issued to IBJW Capital Corporation expire on June 29, 2002 and the warrants issued to the advisors expire on June 29, 2004; the exercise price for the warrants if $10.35 per share.

   b) On September 8, 1999 the Company sold 102,564 shares of Series A Preferred stock to Century Capital Partners II, L.P. for $5,000,000. Each share of Series A Preferred stock is convertible into 10 shares of Common stock, subject to adjustment.

All of these securities were issued to accredited investors in private placements exempt from registration pursuant to Section 4(2) of the Securities Act.

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


                                  VISTA INFORMATION SOLUTIONS, INC.
                                                    (REGISTRANT)



DATE:, 1999                                BY    /s/ Neil Johnson
                                             ---------------------------
                                                 Neil Johnson
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)

DATE:, 1999                                BY    /s/ Brian Dean Conn
                                             ---------------------------
                                                 Brian Dean Conn
                                                 Controller
                                                 (Principal Accounting Officer)

                               EXHIBIT INDEX
                               -------------


EXHIBIT
NUMBER     DESCRIPTION                      LOCATION
------     -----------                      --------
 3.1       Certificate of Incorporation ..  Incorporated by reference to the Company's definitive Proxy
                                            Statement filed February 17, 1998

 3.2       By-laws........................  Incorporated by reference to the Company's definitive Proxy
                                            Statement filed February 17, 1998

27.1       Financial Data Schedule........  Filed electronically
