Form 10KSB40
period 1999-12-31
VISTA INFORMATION SOLUTIONS INC
filed 2000-04-14
CIK 888793

                         U.S. SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549

                                       FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________to ________________.

                                 COMMISSION FILE NO.: 0-20312

                                VISTA INFORMATION SOLUTIONS, INC.
                    (Exact name of registrant as specified in its charter)

               DELAWARE                                       41-1293754
        (State or other jurisdiction of                    (I.R.S. Employer
         incorporation or organization)                   Identification No.)

      5060 SHOREHAM PLACE, #300, SAN DIEGO, CA                    92122
      (Address of principal executive offices)                  (Zip code)

           Registrant's telephone number, including area code:  (858) 450-6100

      Securities registered pursuant to Section 12(b) of the Exchange Act: NONE

           Securities registered pursuant to Section 12(g)of the Exchange Act:

                           COMMON STOCK, $.001 PAR VALUE

         Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months
(or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.  YES   X    NO
               ---   --
         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-8 contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X].

         Revenues for the period ended December 31, 1999 were approximately
27.5 million.

         As of March 27, 2000, 25,139,470 shares of Common Stock of the Registrant were outstanding (This number excludes shares issuable upon conversion of 485,064 shares of the Registrant's convertible voting preferred stock into 6,192,463 shares of Common Stock) and the aggregate market value of the Registrant's voting stock as of that date (based upon the closing bid and asked prices of the Common Stock as of that date reported by NASDAQ), excluding outstanding shares beneficially owned by directors and executive officers, was approximately $89 million.

                    DOCUMENTS INCORPORATED BY REFERENCE

         Part III of this Annual Report on Form 10-KSB incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant's Proxy Statement for its 2000 Annual Meeting (the "2000 Proxy Statement"). If the Registrant does not file the Proxy Statement by April 30, 2000, it will file an amended Form 10-KSB to include such information.

                                  PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

         This section contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, which are subject to the "safe harbor" created by these sections. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Report. Additionally, statements concerning future matters such as the features, benefits and advantages of the Company's products, the development of new products, enhancements or technologies, business and sales strategies, competition and facilities needs and other statements regarding matters that are not historical are forward-looking statements. Such statements are subject to certain risks and uncertainties, including without limitation those discussed in the "Risk Factors" section of Item 6 of this Report. The Company's actual future results could differ materially from those projected in the forward-looking statements. The Company assumes no obligation to update the forward-looking statements. Readers are urged to review and consider carefully the various disclosures made by the Company in this Report, which attempts to advise interested parties of the risks and factors that may affect the Company's business, financial condition and results of operations. Because of these risks and uncertainties, readers are cautioned not to place undue influence on such forward-looking statements.

         VISTA Information Solutions, Inc. ("VISTAinfo" or the "Company") provides information for making real-estate decisions to professionals and consumers throughout the United States and Canada. Effective December 17, 1999, the Company acquired Moore Data Management Services. Subsequently, as of February 2000, the Company was reorganized into three operating units:
RE/Commercial, RE/Professional and RE/Consumer. RE/Commercial provides environmental risk information to banks, engineers and consultants, flood information to banks, and insurance risk information to property and casualty insurance underwriters. RE/Professional provides software solutions, disclosure information and data management services to the real estate industry and home sellers. RE/Consumer provides property listing, risk and other information to potential home buyers through its network of internet sites.

         The Company, originally known as DataMap, Inc. ("DMI"), was founded in 1975 to develop geographic-demographic analysis tools and data for businesses. The Company focused its initial selling efforts for its database services on the insurance industry through a joint services arrangement with the Insurance Services Office, Inc. ("ISO"). In 1995, the Company changed its name from DataMap, Inc. to VISTA Information
Solutions, Inc. after acquiring, through a wholly-owned subsidiary, VISTA Environmental Information, Inc. ("VISTA Environmental"). Since 1995 VISTAinfo has expanded its information assets and marketing channels through a series of acquisitions discussed below.

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

         The Company has engaged in several acquisitions and mergers intended to improve its competitiveness in its core markets. In November 1997, the Company acquired substantially all assets of EnviroCheck, Ltd., a provider of digitized federal environmental documents and high-detail environmental reports. In April 1998, the Company acquired ENSITE Corporation of Denver, a provider of detailed environmental information to engineers and financial institutions. In July 1998 and January 1999, the Company acquired 80% and then the remaining 20%, respectively, of E/Risk Information Services ("E/Risk"), a leading provider of property disclosure reports in California. In October 1998, the Company acquired substantially all the assets of Environmental Information Services, Inc., a provider of environmental research reports. In January 1999, the Company merged with GeoSure, LP, which provided environmental risk and due diligence information services and is a party to a 99-year license agreement with the Sanborn Company to distribute Sanborn fire insurance maps. GeoSure, LP also owns all shares of National Research Center, LLC, a provider of flood determination information, and a majority interest in National Research Center Insurance Services, Inc., a provider of flood insurance services. In March 1999, the Company merged with EcoSearch Environmental Resources, Inc., a national provider of environmental information services. In December 1999, the Company acquired certain assets of Moore Corporation Limited and its subsidiary, Moore North America, Inc., known as Moore Data Management Services ("DMS") which is a provider of software and management services to the real estate industry in the U.S. and Canada.

         The Company's executive office is located at 5060 Shoreham Place, #300, San Diego, CA 92122, phone number (858) 450-6100.

  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

         In 1999, the Company operated in a single industry segment: information services including environmental risk information and address-based hazard and classification information. In February 2000, the Company was reorganized into three operating units: RE/Commercial, RE/Professional and RE/Consumer. These segments are more thoroughly described below. It is the Company's intention to provide the segment disclosure provisions of Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION", (SFAS 131) as of and for the year ending December 31, 2000. The Company will continue its evaluation as to the further development of other segments. These statements are forward-looking and subject to risks and uncertainties. Accordingly, no assurances can be provided that the aforementioned operating segments will meet the quantitative thresholds or other standards set forth in SFAS 131 or that the Company's management will remain organized in the structure previously outlined.

  NARRATIVE DESCRIPTION OF THE BUSINESS.

         The following description of the Company's business should be read in conjunction with the information included elsewhere in this Annual Report. This description contains certain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from the results discussed in the forward-looking statements as a result of certain of the factors set forth below and elsewhere in this Annual Report.

         OVERVIEW.

         VISTA Information Solutions, Inc. provides information for making real-estate decisions to professionals and consumers throughout the United States and Canada. Through a series of acquisitions and its own research and development efforts, the Company has developed a variety of geographic databases and software tools related to real estate decisions. Each of these databases currently serves existing markets with identified revenue streams. The Company intends to integrate many of these databases into its spatial database management system known as DataVision. The purpose of integrating these databases is to provide a comprehensive set of tools to assist consumers with real estate decisions and to provide homeowners access to providers of related home services. To facilitate this integration, VISTAinfo has been organized into three operating units: RE/Commercial, RE/Professional and RE/Consumer. RE/Commercial provides environmental risk information to banks, engineers and consultants; flood information to banks and insurance risk information to property and casualty insurance underwriters. RE/Professional provides software solutions, disclosure information and data management services to the real estate industry and home sellers. RE/Consumer provides property listing, risk and other information to potential homebuyers through its network of Internet sites.

1.       RE/COMMERCIAL.

         RE/Commercial consists of two product lines: Environmental Risk and Due Diligence Information Services and the Geographic Underwriting System.

         ENVIRONMENTAL RISK AND DUE DILIGENCE INFORMATION SERVICES.

         INDUSTRY FOCUS. The need for environmental risk information originated with the enactment of the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), which imposes strict liability for the full cost of cleanup of environmentally contaminated property regardless of responsibility for the contamination or fault. The Superfund Amendments and Reauthorization Act of 1986 (SARA) established an "Innocent Landowner" defense, which eliminated liability, provided certain due diligence was performed before acquisition. One step in the process of satisfying the Innocent Landowners Defense requires routine, timely and complete searching of government records for notice of environmental risk. As a result of this legislation and additional enactments of state and federal environmental laws, banks, corporations, attorneys, insurance companies and environmental engineering firms have been and are continuing to seek efficient means to gather environmental information. The consulting engineering market segment has been serving bankers, developers, corporations and others by providing Phase I and Phase II site assessments and many other types of remediation and compliance review services. During 1993, the industry and its clientele adopted new standards, ASTME-1527 and ASTME-1528, which, for the first time, provided clear guidelines for environmental due diligence in commercial real estate transactions. These guidelines require a search of government environmental records to check the known risks associated with a property. The need for this information has greatly increased since the 1970's and 1980's as a number of judicial, statutory, regulatory and economic factors have encouraged participants in the real estate markets (including owners, operators, lenders and insurers) to demand such information to avoid potentially catastrophic environmental cleanup liability.

         In addition to using environmental information to establish the Innocent Landowners Defense, the economic impact of environmental problems on properties and companies arises in a number of other contexts, all having potentially adverse effects on a company's finances. For example, banks are monitored by the FDIC as to impact of environmental risk on property values and the subsequent effect this has on the value of collateral and on the banks' financial stability. Also, federal securities laws require disclosure regarding the material effects of compliance with federal, state and local environmental laws and pending legal proceedings, and may require discussion of the impact of such compliance.

          VISTAinfo has developed a national database containing environmental information on approximately 3.5 million facilities and properties by gathering information from more than 600 public sources. On an annual basis, the Company regularly processes approximately 60 million environmental records from such sources, with more than 50,000 facilities or properties added or deleted each month. VISTAinfo has developed this database using its proprietary geographic information systems capabilities, and has also created on-line distribution channels.

         PRODUCTS.

         REAL ESTATE REPORTS. These reports provide lenders and engineers with quick, accurate and low cost assessment of known environmental risks on and around the location in question. Real Estate reports are consistent with the ASTME-1527 standards and are used as a supplement to the "Phase I" site assessment process or provide a preliminary screening of properties for potential environmental risks.

         SITE SPECIFIC DETAIL REPORTS. These reports provide detailed information about registered environmental sites such as leaking underground storage tanks and toxic spills. Engineers often use these reports to assess and conduct environmental remediation projects.

         GOVERNMENT DETAIL REPORTS. Other information that may restrict land use by real estate developers, utility companies and others can be ordered from VISTAinfo. Examples of this information include wetland areas, flood plains, Native Indian burial grounds and wildlife preserves. NEPAScreen is a report that provides information needed by land developers to comply with the National Environmental Policy Act requirement to review seven different topics to determine if any environmental impact is apparent at a site.

         COMPLIANCE REPORTS. Compliance reports provide extensive information about operational compliance with all the major pieces of environmental legislation including the Clean Air Act, Clean Water Act, Resource Conservation and Recovery Act of 1976, Occupational Safety and Health Act of 1970, Toxic Substances Control Act and several others. Compliance reports can be prepared for a specific facility or an entire company including all its facilities. Clients may order these reports to audit their own facilities, for vendor audits or for acquisition analysis and due diligence. Companies can also compare their environmental records with those of competitors, or other companies in the same geographic area. These reports normally include comparisons of compliance records, remediation requirements, Superfund responsibility, toxic release reporting and waste minimization efforts. Major companies seeking ISO 14000 certification can use this product to establish a baseline from which to measure future operational improvements. Others can use it for setting internal goals and management incentives, or for demonstrating superior performance to regulators, investors and other constituencies.

         HISTORICAL REFERENCE PRODUCTS. A complete line of historical map products is available to support ASTM requirements for determining historical use of a property. These include Sanborn fire insurance maps, historical topographical maps, county-planning maps, property chain-of-title, city directories and others.

         CUSTOMER BASE. VISTAinfo's customer base for Environmental Risk and Due Diligence Information Services includes consulting engineers, financial institutions, law firms, real estate finance companies, insurance companies and major corporations nationwide. VISTAinfo's services have an exclusive endorsement by the American Bankers Association, many state banking associations and several engineering trade associations.

         SALES, MARKETING AND DISTRIBUTION CHANNELS. VISTAinfo markets its Environmental Risk and Due Diligence Information Services through direct sales and affiliate relationships. VISTAinfo has approximately 30 direct sales representatives in 13 cities as well as an inside sales department located in San Diego, CA. These sales representatives target the banking, corporate and engineering markets. The sales force is supplemented by the six affiliated membership organizations who market VISTAinfo's products by offering discounts to members and providing direct links from their Websites. The majority of these products are ordered and distributed through the Company's primary Website, VISTAcheckv. Customers can also order and receive environmental reports through traditional fax and delivery services and also produce reports themselves using a desktop system, known as STARVIEW, that incorporates many of VISTAinfo's databases and reports.

         COMPETITION. The Company believes that the principal competitive factors in the environmental information services business are price, accuracy and completeness of data, readability of reports and the speed and ease of delivery. While the Company competes on the basis of each of these factors, management believes that the Company's primary competitive strengths in the environmental information services business are the accuracy and completeness of its data, the readability of its reports and the speed and ease of delivery particularly through STARVIEW and VISTAcheckv.

         VISTAinfo is aware of only one other firm, Environmental Data Resources, Inc. ("EDR"), with national environmental database service. In addition to EDR, New England DataMap, Inc. and a number of smaller regional and local companies, who are focused on a single state or regional market, compete with the Company in this area. These smaller firms often originate out of an environmental engineering background, focus on a city, state or small region and have strengths in understanding the local available data sources.

         GEOGRAPHIC UNDERWRITING SYSTEM

         INDUSTRY FOCUS. The Company has developed a proprietary service known as the Geographic Underwriting System(R) ("GUS") which delivers address-based hazard and classification information to property/casualty insurance underwriters. GUS provides insurance underwriters and loss control groups of insurance companies with on-line or batch access to a series of reports presenting specific classification and hazard information about the property to be insured. The Company's geo-demographic information databases, technological understanding and techniques of geographic information processing provide the basis for these services. Additional insurance information layers can be added to GUS due to the application's modular design.

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

         The Company's GUS services are the subject of an exclusive arrangement with ISO, the leading supplier of statistical, actuarial, and underwriting information for and about the property/casualty insurance industry. ISO provides advisory services to more than 1,500 participating insurers and their agents which collectively write approximately 80 percent of all property and casualty insurance in the United States. In October 1992, the Company and ISO entered into a 15-year mutually-exclusive contract with a five-year extension option to offer a national system to electronically provide geographically based information to insurers (the "ISO Agreement"). The GUS project links the Company's geographic information systems technology with ISO's insurance underwriting and other insurance information. Under the provisions of the ISO Agreement, the Company provides its GUS software and support and ISO provides contract administration and marketing of the product to its customer base. Generally, the Company and ISO share project revenues equally. Both companies also equally share the incremental costs of GUS project development through the term of the ISO Agreement, which include costs incurred to date in connection with the development of the Public Protection Classification Layer (see "Products", below).

         PRODUCTS. The single product line of GUS can be further classified into its various database layers, which are used by insurers to assess the risks of different types of insurance policies:

         PUBLIC PROTECTION CLASSIFICATION ("PPC"). PPC reports provide the following information to the insurance company: (i) ISO standard protection classification; (ii) fire district name; (iii) name of and distance to nearest fire station (measured in tenths of miles); (iv) water supply type; and (v) revision dates for all data and confidence factors for measured distances;

         AUTO. GUS's Auto Layer provides the following information: (i) ISO territory classifications; (ii) drive distances for up to two work addresses; and (iii) revision dates for all data and confidence factors.

         WIND. GUS's Wind Layer provides the following information: (i) ISO extended coverage zone (residential and commercial); (ii) ISO extended territory code (residential and commercial); (iii) wind pool eligibility;
(iv) distance to nearest large body of water and ocean or gulf; (v) five historical wind storm events closest to the insured property, date of occurrence and measured wind speed; and (vi) revision dates for all data and confidence factors for measured distances.

         CRIME. GUS's Crime Layer provides the following information: (i) composite crime rating factor; (ii) arson rating; (iii) motor vehicle theft rating; (iv) robbery rating; (v) aggravated assault rating; (vi) burglary rating; (vii) personal crime index; (viii) property crime index; and (ix) revision dates for all data.

         BRUSHFIRE. The Company also provides an information layer that identifies California property that is located in brush fire zones.

         CUSTOMER BASE AND SALES AND MARKETING. GUS is currently being marketed to the insurance industry exclusively through the ISO Agreement. Under the ISO Agreement, a national sales force employed by ISO is responsible for sales of GUS services to members of ISO. The Company supports ISO's sales efforts by providing sales and technical training presentations for ISO personnel, assisting ISO field sales representatives in preparing proposals, participating in joint field sales calls and sharing resources with ISO at industry trade shows and conferences.

         The Company estimates that the selling and implementation cycle for GUS service to a typical insurance company takes approximately six to nine months. Implementation of GUS requires an insurance company to make a commitment to alter its current way of doing business. For example, a majority of insurance companies do not currently collect employment addresses on auto policy applications, therefore making it difficult to calculate drive distances.

         COMPETITION. Given the exclusive nature of the ISO Agreement, the Company believes that it does not have any direct competitors for sales through ISO utilizing the GUS software. Certain of the GUS layers, or subfiles, do have competitors; however, the Company does not believe that there are any competitors that presently offer an on-line hazard and risk data service comparable to that offered by GUS. However, competing services may be developed and marketed in the future.

2.       RE/PROFESSIONAL

         RE/Professional consists of four primary product lines: MLS Systems and Access Software, Agent Productivity and Office Management Software, Property Disclosure and Print Media.

         MLS SYSTEMS AND ACCESS SOFTWARE

         INDUSTRY FOCUS. Multiple Listing Services ("MLS") are repositories of property-related information with the most important component being listings of properties available for sale in the geographic region served by the MLS organization. Listings are formatted descriptions (including photos) of the listed property with an asking price. The MLS itself is a cooperative of the member brokerages and agents in a region, who compete for the business of listing and selling homes, yet cooperate in sharing the information on availability and sale prices in order to earn commissions. MLS systems are an essential utility in helping agents conduct their day-to-day business and are the foundation for advanced transaction management services that have the potential to increase the efficiency and lower the cost of the real estate transaction.

         VISTAinfo provides MLS organizations with systems integration solutions which combine computer hardware, internally developed and licensed software, telecommunications, security, customer support and maintenance to provide immediate and reliable access to and updating of the property listings database that represents the "shelf stock" of the real estate profession. Additionally, VISTAinfo integrates public records, local and national school databases and other pertinent property-related information into the MLS system for additional fees. From the MLS listing database, agents access the data that is necessary to perform their primary function as intermediary between the buyers and sellers of real estate.

         PRODUCTS.

         MLS SYSTEMS. RE/Xplorer-TM-, Compass-Registered Trademark- and Maestro-TM- are products offered by the Company that provide management of MLS property listing data. These systems provide reliable management of data using advanced database technology, fast access to pre-defined and customized information and access to supplemental information such as special tax zones and school districts. VISTAinfo also provides central hosting of these systems on its networks to provide additional reliability and security.

         ACCESS SOFTWARE. ListingsManager-TM-, ListingsManager Pro-TM-, PC Access-TM-, PC Access-TM- Flyer, MacView-TM- and MacCom are the Company's products that provide access to MLS system data. Users can browse and query listing data using Internet or dial up connections and integrate with their office email and fax systems. Users can also produce flyers, slide shows and other promotional material using these products.

         SALES AND MARKETING. VISTAinfo employs 15 direct salespeople located in 8 cities in the U.S. and Canada who sell MLS systems and access software to MLS's and real estate agents. Generally these sales take the form of contracts that often include MLS system software, data management, central hosting, hardware and access software as components of a single contract.

         COMPETITION. The Company believes that the principal competitive factors that influence the choice of providers of systems and access software by MLS organizations and agents are reliability, ease of use, customer service, integration with supplemental data and price. VISTAinfo believes that it competes effectively in all of these areas in its target markets.

         The Company is aware of other companies, such as Geac/Interealty, that compete for MLS business along with several other smaller companies.

         AGENT PRODUCTIVITY SOFTWARE. In addition to listing access software, VISTAinfo provides software tools to real estate agents designed to enhance sales productivity, customer service and office operations.

         PRODUCT. ON-LINE AGENT-TM- provides comprehensive scheduling, planning and contact management tools for real estate agents. Listing data can be accessed directly and incorporated into the agent's marketing and sales activities. On-Line Agent-TM- also features marketing tools to target direct mail activities and produce flyers, slide shows and other promotional material.

         SALES AND MARKETING. The primary sales force for agent productivity software is a telesales group located in East Lansing, Michigan, and selected resellers throughout North America. In addition, there is a small direct sales group that provides services to larger clients. VISTAinfo also produces customized versions of private label Agent Productivity Software that have been tailored to meet the needs of specific real estate brokers. VISTAinfo markets these customized versions directly to those companies.

         COMPETITION. The Company is aware of one significant competitor that markets productivity software specifically to the real estate industry. There are other smaller real estate-specific competitors as well. Several generic contact management and sales force automation software applications exist such as Goldmine and ACT, which compete with Online-Agent.

         PROPERTY DISCLOSURE

         VISTAinfo Property Disclosure Information Services was formed in 1998 to provide natural hazard disclosure reports to homesellers in California as required by law. The Company also provides other disclosure reports such as special taxation areas ("Mello-Roos").

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

         In 1998, the Company developed a geographic database and software to provide NHD reports and formed a division known as Property Disclosure Information Services. This division marketed one information product, known as a Home Disclosure Report, to title companies, real estate brokers and homesellers. In July 1998 and January 1999, the Company acquired E/Risk Information Services ("E/Risk"), the leading provider of NHD reports in California. E/Risk's premier product, the Total Disclosure Package ("TDP"), provides all required state and local hazard disclosures, Mello-Roos disclosure, and a required booklet, which includes lead-based paint, earthquake preparedness and environmental risks.

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

         SALES AND MARKETING. The Company markets its Property Disclosure reports through a staff of direct and inside sales representatives who maintain relationships with real estate professionals and title companies. The Company also has agreements with certain title companies to purchase or refer purchases of Property Disclosure reports. In addition to its direct selling efforts, VISTAinfo markets it reports by providing free preliminary reports to home sellers, participation in trade shows and other industry activities and through banner advertising on related or complementing Websites. Through its relationships with multiple listing services, the Company is currently seeking agreements to facilitate the automated order and delivery of property disclosure reports upon listing of a property.

         COMPETITION. Other than VISTAinfo, there are two large competitors and numerous small competitors providing property disclosure reports and services in California. JCP Geologists, Property ID, and LGS, Inc. are larger competitors providing statewide property disclosure data. Smaller competitors primarily serve small regions and provide manually produced disclosure reports. The Company believes that convenience, accuracy and price are the primary competitive factors in the property disclosure business. The Company believes that it has significant competitive advantages with respect to convenience and accuracy because of its online database and Internet order and delivery platform.

         PRINT MEDIA

         INDUSTRY FOCUS. The Company owns printing facilities in Toronto, Ontario that produce MLS books, generally as part of MLS Systems contracts, and perform independent third party printing work known as Computer Directed Services ("CDS"). CDS specializes in converting database information from non-real estate sources, preparing and printing this data to commercial print standards. Examples of typical CDS sales include large directories, statistic books and automobile manuals.

         SALES AND MARKETING. The Company sells its CDS services through six account representatives who specialize in the individual markets VISTAinfo serves. Selling efforts are directed at an established customer base as well as potential new customers.

         COMPETITION. The Company believes that the principal competitive factors that influence the choice of printers are quality of work, speed of production and cost. While VISTAinfo competes on all of these factors, primary competitive strengths are believed to be speed, due to its advanced pre-press technology and quality (as an ISO 9000 certified operation).

3.       RE/CONSUMER

         VISTAinfo has created two real estate information websites to assist consumers in searching for residential properties and making informed buying decisions; Cyberhomes-Registered Trademark-.com and NearMyHome-SM-.com.

         INDUSTRY FOCUS. The rapid growth of the Internet as a means of providing public access to a variety of information has changed the way much of the information industry is able to generate revenue. Consumers are less willing to pay hundreds of dollars to research firms for information that is available for little to no cost on the Internet. Many information companies have redirected their development and marketing resources toward building websites with free or low-cost information, increasing the number of visitors and collecting revenue from businesses to advertise on those sites. The process of searching for, evaluating and transacting a home purchase is particularly well suited to this business model. Traditionally, potential homebuyers search classified advertisements and contact the seller's real estate agent to schedule a visit to the home or enlist the help of a real estate professional whose access to MLS listings and other data concerning location and values provides the homebuyer with professional guidance. With listing information freely available over the Internet, homebuyers can conduct searches for homes that meet their requirements before they contact an agent and thereby gain greater personal control over the time and cost of the process.

         PRODUCTS.

         CYBERHOMES-Registered Trademark-. Through the acquisition of DMS, VISTAinfo acquired a property listing website called Cyberhomes. Cyberhomes features sophisticated search tools that help homebuyers quickly create a list of homes that meet their requirements for location, price, size and number of bedrooms. Users can view complete listing information of a property including lot size, property type, and other special features as well as a photograph of the home. The name and phone number of the listing agent is provided so the buyer can contact the agent directly to learn more about the house and schedule a visit.

         In addition to listing data, Cyberhomes also provides access to supplemental neighborhood and community information such as school ratings, mortgage rates, and links to third party providers of home-related services. Users can purchase detailed SchoolMatch-Registered Trademark- Reports from this site.

         NEARMYHOME-SM-. VISTAinfo has made some of the property risk information it manages available to Internet users on its NearMyHome website. NearMyHome allows homeowners and homebuyers to view information about natural hazards, environmental risks and other influences, such as location of schools and hospitals, and neighborhood demographics, that affect the value and desirability of any property location in the United States. Users can also purchase more detailed reports from this site.

         SALES AND MARKETING.

         The RE/Consumer product set is made up of the websites
Cyberhomes.com and NearMyHome.com and the eCommerce sale of SchoolMatch and disclosure reports from the core sites and a large number of affiliate sites which carry either or both of the SchoolMatch and NearMyHome services as revenue-generating content that is of interest to their audiences.

         Cyberhomes is supported by advertisers and sponsors who benefit from being able to communicate their product and service offerings to consumers who are engaged in the property transaction process. In January 2000, VISTAinfo entered into an agreement with Doubleclick that resulted in Cyberhomes becoming the anchor Real Estate site within the Doubleclick Select Business Network. As part of this agreement, Doubleclick's worldwide sales and business development organization becomes the exclusive sales agency for Cyberhomes' ad inventory.

         At the same time, Cyberhomes is focusing its marketing efforts on growing the visitorship to the site through a combination of alliances and co-branding that leverage the distribution of sites with affinity for real estate content. Similarly, the SchoolMatch and NearMyHome content is being syndicated to on-line outlets that will both grow brand recognition and the volume of orders for paid reports.

         COMPETITION.

         Visitors to real estate related web sites value current, complete and comprehensive inventories of the properties available for sale in the market area where they live or want to live. Additionally, as is the case for most web users, they value direct and fast access to the information that they seek. Cyberhomes is distinguished by the quality and accuracy of its content that is updated daily from the professional MLS databases used by realtors. Additionally, Cyberhomes' unique interactive street-level mapping capability allows for fast and easy search and display of homes for sale in their geographic context. As a one-stop shop, Cyberhomes permits visitors to locate schools and view NearMyHome.com reports for potential hazards or risks associated with the selected property's location.

         Competitors to Cyberhomes include Realtor.com, Homeadvisor.com, Homes.com, Move.com, Homeseekers.com and a number of smaller, usually local, services.

EMPLOYEES

         As of December 31, 1998, the Company had 194 full time employees including 115 employees in operations, 38 employees in sales and marketing, 25 employees in research and development and 16 employees in finance and administration. At December 31, 1999, the Company had increased its operating size to 585 full time employees including 354 employees in operations, 104 employees in sales and marketing, 61 employees in research and development and 67 employees in finance and administration.

         Certain employees in the Company's Canadian operations are represented by a labor union. The Company has never been subject to any form of work stoppage or strike and has not experienced any labor difficulties. Management believes that its employee relations are good.

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

         The following registered trademarks and service marks are held or licensed by the Company: DataMap, GUS, Cyberhomes, RE/Xplorer, Real-Trieve, Ad-Ease, Compass, Learning Point, List/One, MacView, MLS/Xplorer, Office MLS, PagePoint, PC-Lip Photo-Term, Photo-Trieve, Pinpointready-Trieve, Real-Term, Super-Trieve and Viewpoint. The Company intends to continue renewing these registrations to their fullest extent, or until such time as the Company determines that they are no longer necessary or of value. There are numerous unregistered or pending trademarks and service marks used by the Company.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES.

         The Company's operations are conducted within the United States and Canada. Approximately three percent of the Company's revenues are generated in Canada.

ITEM 2.   DESCRIPTION OF PROPERTIES

         The Company's principal executive offices and a portion of Environmental Risk and Due Diligence Information Services operations are located at 5060 Shoreham Place, San Diego, California. The Company leases approximately 20,500 square feet of space at this facility pursuant to a lease expiring in December 2003. The lease for this facility provides for rent of approximately $35,000 per month, subject to increase on an annual basis not to exceed 5 percent per year. The Company also pays a pro rata share of operating expenses associated with this space.

         The Company also leases approximately 13,000 square feet of space at 5354 Parkdale Drive, St. Louis Park, Minnesota for its GUS operations pursuant to a lease expiring in February 2007. The lease for this facility provides for rent of approximately $14,400 per month, subject to increases of $270 per month each year. The Company also pays a pro rata share of taxes associated with this space.

         The Company also leases approximately 5,400 square feet of office space at 100 N. Winchester Blvd., Santa Clara, California, for its Property Disclosure Information Services operations pursuant to leases expiring in February 2001 and June 2001. The leases for this facility provide for rent of approximately $10,000 per month, subject to increases of approximately $400 per month each year.

         The Company also leases approximately 10,000 square feet of office space located at 21 West Burnsville Church Road, Burnsville, North Carolina for its Environmental Risk and Due Diligence Information Services operations pursuant to a lease expiring in May 2000. The lease for this facility provides for rent of approximately $3,000 per month.

         The Company also leases approximately 51,000 square feet of office space located at 100 Washington Square, Suite 1000, Minneapolis, Minnesota for its Real Estate Information Services operations pursuant to a lease expiring in August 2002. This location serves as an administrative and support office for Environmental Risk and Due Diligence Information Services. The lease for this facility provides for rent of approximately $62,500 per month.

         The Company also leases approximately 18,000 square feet of office space located at 4660 S. Hagadorn, Suite 420, East Lansing, Michigan, for its system support and sales personnel for the MLS and Broker Agent product lines. The monthly rent for this facility is approximately $26,000 and the lease expires on March 2001.

         The Company also leases an industrial building with 10,500 square feet at 4460 97th St., Edmonton, Alberta, Canada, for the printing of its MLS materials. The monthly rent for this facility is approximately $3,000 and the lease expires in January 2001.

         The Company also leases a total of approximately 15,100 square feet of office space serving as customer service locations supporting the Real Estate Information Service operations. These customer service operations are located in Toledo, Ohio; Boulder, Colorado; Jacksonville, Florida; Concord, California; Worcester, Massachusetts; and Scottsdale, Arizona. The leases for these facilities provide for rent in the aggregate of approximately $24,000 per month. Additionally the Company leases approximately 1,300 square feet each in three facilities located in Pleasant Hills, California; Greensboro, North Carolina; and Tucker, Georgia for its sales offices. The leases for these locations provide for rent in the aggregate of approximately $3,000 per month.

         The Company leases a total of approximately 17,325 square feet of office space in various locations for its Environmental Risk and Due Diligence Information Services. These offices are located in Glenville, New York; Englewood, Colorado; Simsbury, Connecticut, Essex, Connecticut; Herndon, Virginia; and Indianapolis, Indiana and are occupied by operations and sales support. The leases for these locations provide for rent in the aggregate of approximately $20,500 per month.

          The Company owns approximately 2.4 acres located at 801 Milner Avenue, Toronto, Ontario. This property includes a freestanding single-occupant industrial building having a gross floor area of about 46,800 square feet. This location serves as the principal location for the Company's printing operations and for its Real Estate Information Service operations in Canada. The Company believes that, in general, its facilities are adequately maintained, in good operating condition and is adequate for the Company's present needs. The Company regularly upgrades and modernizes its facility and equipment and expands its facilities to meet requirements.

ITEM 3.   LEGAL PROCEEDINGS

         On July 28, 1998 the Company terminated a strategic alliance with Phase One Inc. ("POI"). On August 19, 1998 POI filed a complaint against the Company with the American Arbitration Association in San Diego, CA, alleging, among other things, that the Company incorrectly terminated the alliance and withheld revenue distributions from POI. On March 31, 2000, the Company and POI resolved their dispute on terms that were not material to the Company's financial results.

         In June 1999, GeoSure, LP (GeoSure), a subsidiary of the Company, filed a demand for arbitration against The Sanborn Company, LLC (Sanborn) with the American Arbitration Association. GeoSure is a party to a license agreement with Sanborn to distribute historical fire insurance maps subject to certain restrictions and a royalty based on the prevailing prices charged by Sanborn for these maps. GeoSure alleges, among other things, that it has been charged excess royalties and seeks recovery of the excess payments. Sanborn has responded with allegations that GeoSure has underpaid these royalties and likewise seeks recovery. The Company believes that Sanborn's claims have no merit and that any outcome of this arbitration would not have a material impact on the Company's financial results or business condition. This statement is forward-looking and subject to risks and uncertainties inherent in any legal proceeding. Accordingly, no assurances can be given that the outcome or the process of resolving the claims made in this proceeding will not adversely affect the Company's financial results or business condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company had its Annual Meeting of Stockholders on November 23, 1999. At the meeting the Company submitted the following matters to a vote of stockholders: 1.)to elect seven persons to serve as directors of the Company until the next Annual Meeting of Stockholders (or for staggered terms if proposal 3 is adopted); 2.)to adopt the Company's 1999 Stock Option Plan; and 3.)to amend the Certificate of Incorporation to create a classified board of directors with three classes each to serve for a term of three years.

         The number of votes cast for, against and abstaining in these matters were as follows:



                                                                  For          Against     Abstain/Withheld
1.  Election of Directors by holders of Series A
     Preferred, Series F Preferred and Common Stock

       Robert Boscamp                                         (15,699,204)     (17,571)        (491,988)

       Richard J. Freeman                                     (15,699,204)     (17,571)        (491,988)

       Earl Gallegos                                          (15,699,204)     (17,571)        (491,988)

       Thomas R. Gay                                          (15,699,204)     (17,571)        (491,988)

       Martin F. Kahn                                         (15,699,204)     (17,571)        (491,988)

       Patrick A. Rivelli                                     (15,699,204)     (17,571)        (491,988)

       Jay D. Seid                                            (15,699,204)     (17,571)        (491,988)

2.  Adoption of the 1999 Stock Option Plan                    (10,159,457)  (1,866,195)         (50,505)

3.  Amendment to Certificate of Incorporation to
    establish a classified Board of Directors                 (10,633,099)  (1,374,808)         (68,250)


                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is currently traded on the NASDAQ National Market under the symbol "VINF". Prior to March 19, 1999, the Company's Common Stock was traded on the NASDAQ SmallCap Market. The following table sets forth, for each of the quarters indicated, the range of high and low bid quotations for the Company's Common Stock. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.


         QUARTER ENDED
         -------------                                                       HIGH             LOW
         FISCAL 1998                                                         ----             ---
                    Quarter Ended March 1998                                $9.626           $7.375
                    Quarter Ended June 1998                                 10.750            6.625
                    Quarter Ended September 1998                             8.938            4.375
                    Quarter Ended December 1998                              8.125            2.781
         FISCAL 1999
                    Quarter Ended March 1999                                10.500            7.125
                    Quarter Ended June 1999                                 14.750            7.875
                    Quarter Ended September 1999                            11.625            2.781
                    Quarter Ended December 1999                              5.125            2.625

         Share prices reported in the above table have been retroactively restated from their actual prices to reflect the reverse split that took place in March 1998.

         As of March 10, 2000, the Company's transfer agent reported approximately 557 holders of record of the Company's Common Stock.

         The Company has never paid any cash dividends on its Common Stock. The Company currently intends to retain any future earnings to fund the development of its business and does not anticipate that it will pay cash dividends on its Common Stock in the foreseeable future. Additionally, agreements with various lenders restrict the Company's ability to pay cash dividends.

         The Company issued 950,000 shares of its Common Stock to Moore North America, Inc. in connection with the acquisition of DMS. In December 1999, the Company issued 4,000,000 shares of its Common Stock for gross proceeds of $10 million in a private placement.

         In December 1999, the Company issued an aggregate of 680,000 shares of its Series A-1 and Series A-2 Preferred Stock for $2,500 per share in a private placement from outside investors. These shares are generally convertible into 10 shares of Common Stock per preferred share. These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act, in reliance in part on the investment representations of the parties acquiring the shares.

ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

          VISTAinfo provides information for making real-estate decisions to professionals and consumers throughout the United States and Canada. Through a series of acquisitions and its own research and development efforts, the Company has developed a variety of geographic databases and software tools related to real estate decisions. The Company intends to integrate many of these databases into its spatial database management system known as DataVision. The purpose of integrating these databases is to provide a comprehensive set of tools to assist consumers with real estate decisions and to provide homeowners access to providers of related home services. To facilitate this integration, VISTAinfo has been organized into three operating units: RE/Commercial, RE/Professional and RE/Consumer. RE/Commercial provides environmental risk information to banks, engineers and consultants, flood information to banks, and insurance risk information to property and casualty insurance underwriters. RE/Professional provides software solutions, disclosure information and data management services to the real estate industry and home sellers. RE/Consumer provides property listing, risk and other information to potential homebuyers through its network of Internet sites.

           In January 1999, the Company merged with GeoSure, LP ("GeoSure"), a company which provides environmental risk and due diligence information and is a party to a 99-year license agreement with the Sanborn Company to distribute Sanborn fire insurance maps. Under the terms of the agreement, the Company may distribute copies of historical fire insurance maps known as "Sanborn maps" for a royalty fee equal to 30 percent of the Sanborn Company's prevailing price. GeoSure also owns all shares of National Research Center, LLC, a provider of flood determination information and a majority interest in National Research Center Insurance Services, Inc., a provider of flood insurance services.

          In March 1999, the Company merged with EcoSearch Environmental Resources, Inc. a national provider of environmental information services.

          The GeoSure and EcoSearch mergers were accounted for on a pooling-of-interests basis and prior period financial statements have been adjusted to reflect the combination of these entities.

          In December 1999, the Company acquired certain assets of the Data Management Services ("DMS") division of Moore Corporation Limited and its subsidiary, Moore North America, Inc. in exchange for cash, Common Stock of the Company, a secured short term working capital note and convertible debt. DMS is a provider of data management services to the multiple listing service ("MLS") industry, real estate professional software, printing services and an Internet property listing service known as Cyberhomes.

RESULTS OF OPERATIONS

          PROFORMA RESULTS OF ACQUIRED BUSINESS. The results of operations presented in the financial statements of the Form 10-KSB and discussed in this section include approximately 14 days of revenue and expenses from the acquired DMS business. Although these revenues and expenses are not a substantial portion of the Company's total results for 1999, they do, on a proforma basis, represent the greater part of revenues and expenses for 1999. To provide a better understanding of the Company's 1999 and 1998 results and to assist in making comparisons for future periods, the following table depicts unaudited proforma operating results as if the acquisition had occurred on January 1, 1998:



                                                        Year Ended December 31,
                                                1999                               1998
                                --------------------------------       --------------------------------
          (in thousands)(1)        Vista        DMS        Total       Vista       DMS       Total
                                -----------------------------------------------------------------------
         Revenue                    25,119     63,265       88,384      25,117     69,280     94,397
         Gross margin               19,555     18,452       38,007      19,030     16,826     35,856
         Operating expenses (2)     32,476     18,418       50,894      21,534     25,458     46,992
                                -----------------------------------------------------------------------
         Operating loss            (12,921)       (34)     (12,887)   (2,504)      (8,632)   (11,136)
                                =======================================================================


(1) Results are unaudited.
(2) Operating expenses for DMS in 1998 and 1999 include adjustments for amortization of intangible assets.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1999 TO THE YEAR ENDED
DECEMBER 31, 1998.

         The following selected financial data relates to the actual results of the Company for the years ended December 31, 1999 and 1998 as per its consolidated financial statements, included herein on pages F-1 to F-33.

         PRODUCT LINE REVENUE AND GROSS MARGIN. Although the Company reported its entire operating results in one segment, management has made a distinction in the following discussion between three principal product lines: Environmental Risk and Due Diligence Information Services ("Environmental"), the Geographic Underwriting System ("GUS") and Property Disclosure Information Services ("Disclosure") as well as results from the acquired DMS business line.

         REVENUE. Total revenues increased 9 percent from $25.1 million in 1998, to $27.5 million in 1999. This increase is due primarily to the inclusion of $2.4 million of revenue from DMS in 1999. Environmental revenues decreased 5 percent from $16.8 million in 1998 to $15.9 million in 1999. The primary reason for this reduction was that GeoSure's annualized revenue for 1999 was $1.2 million lower than its 1998 reported results. Management believes that this decline has stabilized, though no assurances can be made that the aforementioned decline will not continue. GUS revenues decreased 9 percent from $4.5 million in 1998 to $4.1 million in 1999. In the second quarter of 1999, the Company settled an arbitration with ISO over certain disputed GUS revenues. As a result, the Company discontinued recording revenue that was the subject of this arbitration, resulting in lower revenues for 1999. Revenue from Disclosure increased 135 percent from $1.6 million in 1998 to $3.7 million in 1999. This increase is due to the inclusion of a full year of E/Risk results in 1999 compared to five months in 1998 combined with increased selling efforts in 1999.

         GROSS MARGIN. Gross margins increased 7 percent from $19 million in 1998 to $20.3 million in 1999. Gross margins as a percent of revenue decreased from 76 percent of revenue in 1998 to 74 percent of revenue in 1999. Environmental gross margin rates increased from 71 percent in 1998 to 74 percent in 1999. This increase was due to operating efficiencies achieved in the integration of GeoSure and VISTAinfo. Disclosure gross margin rates increased from 66 percent in 1998 to 73 percent in 1999. This increase was due to increased automation in the production of reports. These increases in gross margin rates were offset by the addition in 1999 of DMS, which had a gross margin of 35 percent of revenue in 1999.

         OPERATING EXPENSES.

                  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 32 percent from $16.2 million in 1998, to $21.4 million in 1999. The increase is primarily due to an increase in bad debt expense of $1.1 million related to the write-off of approximately $830 thousand of accounts receivable from ISO and an increase in the accounts receivable reserve for the Property Disclosure Information Services division. The increase in selling, general and administrative expenses is also due to an increase in legal and consulting fees of $1.6 million related to the ISO arbitration, Sanborn arbitration and acquisition activities. In addition, the Company incurred costs during 1999 related to the integration of the operations of GeoSure and EcoSearch of $1.3 million. There were also increases in salaries and wages of $248 thousand, increases in Internet service expenses of $175 thousand and increases in rent and utilities of $212 thousand, which were related to increased levels of activity within the Company.

                  RESEARCH AND DEVELOPMENT. Research and development expenses decreased 16 percent from $1.2 million in 1998 to $1 million in 1999. This was substantially the result of the completion of the VISTACHECK eCommerce system and the Property Disclosure reporting system.

                  DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased 27 percent from $2.8 million for 1998 to $3.6 million for 1999. This increase is primarily due to purchases of computer equipment in 1999.

                  IMPAIRMENT OF INTANGIBLE ASSETS. The Company evaluates the recoverability of long-lived assets held for use by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them whenever circumstances indicate such valuation is warranted. At the time such evaluations indicate that future undiscounted cash flows are not sufficient to recover the carrying values of such assets, the assets are adjusted to their fair values.

                  In August 1999, the Company engaged an outside consulting firm to conduct an analysis of the value of certain intangible assets. The fair values of acquired technology and goodwill related to the acquisitions of E/Risk, Environmental Information Services ("EIS") and National Research Center ("NRC") were determined to be less than their respective carrying values. Accordingly, the Company recorded a one-time, pre-tax charge of approximately $7 million to adjust these assets to their appropriate fair values.

         INTEREST EXPENSE. Interest expense increased 313 percent from $617 thousand in 1998, to $2.5 million in 1999. This increase was primarily due to amortization of the note discount of $1.6 million related to IBJ Whitehall notes payable, as discussed below. The increase was also due to interest on a note payable to State Street Bank that had been assumed in the GeoSure merger, and interest and fees related to a factoring agreement with Silicon Valley Bank.

         INFLATION. The Company's management believes that inflation has not had a material effect on the Company's results of operations or financial condition.

LIQUIDITY AND CAPITAL RESOURCES

         As reflected in the Company's statements of cash flows, the Company's operations historically have not generated sufficient cash flows to meet the on-going cash needs of the Company. However, the Company believes that current cash flows being generated from operations, combined with the borrowing capacity discussed below will be sufficient to fund operations in 2000. Factors impacting this forward-looking statement are the levels of the Company's overall revenues and overhead expenses, changes in the Company's accounts receivable turnover, and the result of ongoing discussions with a bank to provide a credit facility. If cash flows from operations are not sufficient to meet cash needs during 2000, however, the Company may need to raise additional debt or equity financing to meet its operating capital needs. In addition, the Company may need to raise additional capital in the future to meet various strategic growth and research and development initiatives. There can be no assurance that the Company will be able to obtain any required additional funding on satisfactory terms, if at all. Any such financing could dilute existing investors. If the additional funding is not obtained, the Company will seek alternative sources of debt and/or equity financing and, to the extent necessary, will reduce overhead expenditures.

         Net cash provided by operating activities for the twelve months ended December 31, 1999 was $433 thousand compared to $359 thousand for the twelve months ended December 31, 1998. Cash was provided primarily by net decreases in accounts receivable after the effect of non-cash additions to accounts receivable related to acquisitions.

         Net cash used in investing activities for the twelve months ended December 31, 1999 was $21.3 million compared to $2.7 million for the twelve months ended December 31, 1998. Factors that account for this increase include cash payments of approximately $20.8 million related to acquisition activity. The Company has also continued its investment in computers, software and other technological equipment over the last twelve months to accommodate the requirements of newer operating systems and software development tools.

         Net cash provided by financing activities was $25.5 million during the twelve months ended December 31, 1999, compared to $2.3 million during the twelve months ended December 31, 1998. In December 1999 the Company received $27 million related to a private placement of 4 million shares of the Company's Common Stock and 680 thousand shares of the Company's Preferred Series A-1 and A-2 Stock as discussed below. In September 1999 the Company also received $5 million from an existing investor related to issuance of the Company's Preferred Series A Stock. These increases were offset by a net decrease in long-term debt of approximately $5.5 million.

         During 1999, the Company entered into an agreement for a commercial credit facility of $1.5 million with Silicon Valley Bank. Borrowings under this facility bore interest at 0.5 percent above the prime lending rate published by Silicon Valley Bank. Borrowings under this agreement were secured by substantially all the assets of the Company. The Company repaid all borrowings under this facility as of June 30, 1999, and this facility is no longer available for use.

         In June 1999, the Company entered into an agreement with IBJ Whitehall Bank & Trust Company ("IBJW") for a term loan, a revolving credit facility and an acquisition facility. The term loan, in the amount of $3.5 million, was to be payable in full on December 31, 2004, with quarterly principal installments beginning September 30, 2000. Proceeds from the term loan were used to retire an existing loan obligation of GeoSure to State Street Bank and to repay a portion of the principal and accrued interest under the Silicon Valley Bank credit facility. The revolving credit facility, not to exceed $3.5 million, was to be payable in full on December 31, 2004, with quarterly principal installments beginning September 30, 2000. Proceeds from the revolving credit facility were used to repay the remainder of the principal and accrued interest under the Silicon Valley Bank credit facility and to provide working capital. The acquisition facility, not to exceed $3 million, was to mature on June 30, 2005, and was intended to provide purchase capital for permitted acquisitions. Interest charges on these facilities were
3.25 percent above the Eurodollar loan rate and were subject to adjustments based on the financial condition of the Company. Warrants for the purchase of the Company's common stock were issued to IBJW in connection with this credit facility and were recorded as a note discount. In December 1999, the Company used funds from a private equity funding to retire this loan. This facility is no longer available for use, and accordingly, the unamortized portion of the note discount was expensed in 1999.

         In September 1999, the Company sold 102,564 shares of Series A Convertible Preferred Stock to an existing investor at an aggregate price of $5 million. These shares are convertible into 2 million shares of the Company's Common Stock. Proceeds from the sale were used to repay a portion of the principal balance of the IBJW loan and to provide working capital for the Company.

         In December 1999, the Company sold 380,000 shares of Series A-1 Convertible Preferred Stock to several investors at an aggregate price of $9.5 million. These shares are convertible into 3.8 million shares of the Company's Common Stock.

         In December 1999, the Company sold 300,000 shares of non-voting Series A-2 Preferred Stock to an existing investor at an aggregate price of $7.5 million. If the shares of Series A-2 Preferred Stock do not have both conversion rights and voting rights by March 31, 2002, the holder of Series A-2 Preferred Stock may, at its option, redeem any portion after September 30, 2002. The Company has called a stockholders' meeting to obtain stockholder consent for provision of conversion and voting rights to the holders of Series A-2 Preferred Stock; approval would eliminate redemption rights for those shares.

         In December 1999, the Company sold 4 million shares of its Common Stock to a group of investors at an aggregate price of $10 million.

         As consideration in the acquisition of DMS, the Company issued an $18.7 Senior Convertible Note to the seller, Moore North America, Inc. The note bears interest at an annual rate of 6.8 percent, payable quarterly, and is due in full on December 17, 2001. $17.1 million of this Note is convertible into 3,143,382 shares of the Company's Common Stock at the holder's option. The Secured Convertible Note contains covenants which require that the Company, among other things, maintain certain ratios and financial requirements on a quarterly basis, comply with certain reporting requirements, and to obtain approval on events such as incurring senior debt, paying cash dividends, or repurchasing stock. In addition, the Secured Convertible Note contains a default provision that if all or any part of the principal or interest on the Secured Convertible Note or the Working Capital Note, as discussed below, is not paid when it becomes due, then the Secured Convertible Note becomes due and payable.

         The Company also issued a $7.5 million Secured Working Capital Term Note to Moore North America, Inc. as consideration in the acquisition of DMS. This note bears interest at a rate equal to the Prime Rate plus one percent and is payable in full on April 26, 2000, as amended. The Company has been and is currently in discussions with prospective lenders to put a commercial lending facility in place to repay this note and to provide additional working capital. On April 13, 2000 the Company received a letter of commitment from a replacement lender and management anticipates the funding from the new credit facility and the repayment of the Working Capital Note to take place before the amended due date. No assurances can be provided that the Company will be successful in securing the capital required to repay the note.

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

THE COMPANY HAS SUSTAINED LOSSES IN THE PAST AND THE COMPANY MAY SUSTAIN LOSSES IN THE FUTURE.

         The Company has experienced operating losses during the years ended December 31, 1999 and 1998. The Company's cumulative losses as of December 31, 1999 were approximately $55 million. The Company may not be able to achieve or maintain profitable operations and generate positive cash flows.

THE COMPANY'S OPERATING RESULTS MAY VARY SIGNIFICANTLY FROM QUARTER TO
QUARTER.

         The Company's future operating results may fluctuate from quarter to quarter or year to year. The Company's revenues, on a quarterly basis, can be affected by the timing and extent of the Company's own sales and marketing activities, competitive conditions and economic factors that affect the level of transactions in which the Company's products and services are used. In addition, expenses associated with acquiring data, maintaining and improving existing products and developing new products, sales campaigns and other unforeseen costs will also affect operating results.

THE COMPANY MAY NOT BE ABLE TO SUCCESSFULLY COMPETE IN THE HIGHLY COMPETITIVE ENVIRONMENTAL AND GEOGRAPHIC INFORMATION SYSTEMS MARKET.

         Technological advances in computer software and hardware have reduced the barriers to entry into the environmental and the geographical information systems industries in which the Company competes. In particular, the rapid expansion of the Internet creates a substantial new channel for distributing geographic information to the market, and a new avenue for future entrants to the environmental information industry. The Company may not be successful using this new channel. The Company's markets are highly competitive and many of the Company's potential competitors have substantially greater capital resources, research and development capabilities, and marketing resources and experience than the Company, particularly with respect to geographic information systems. The Company's products and services may not be as accepted in the commercial marketplace. Competitive factors may reduce revenues or margins, which could have a material adverse effect on the Company and the Company's operating results and financial condition.

IN ORDER TO COMPETE EFFECTIVELY IN THE ENVIRONMENTAL AND GEOGRAPHIC INFORMATION SYSTEMS MARKET THE COMPANY NEEDS TO DEVELOP NEW TECHNOLOGIES AND PRODUCTS THAT ARE ACCEPTABLE TO THE COMPANY'S CUSTOMERS.

         The market for the Company's products is characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. The Company's success will depend to a substantial degree upon the Company's ability to develop and introduce in a timely fashion enhancements to its existing products and new products that meet changing customer requirements and emerging industry standards. The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. The Company may not be able to identify, develop, produce, market or support new products successfully, such new products may not gain market acceptance and the Company may not be able to respond effectively to technological changes, emerging industry standards or product announcements by competitors. The Company may not be able to introduce product enhancements or new products on a timely basis. Furthermore, from time to time, the Company may announce new products, capabilities or technologies that have the potential to replace or shorten the life cycle of existing product offerings. Announcements of product enhancements or new product offerings could cause customers to defer purchasing the Company's existing products. Failure to introduce new products or product enhancements effectively and on a timely basis, customer delays in purchasing products in anticipation of new product introductions and any inability to respond effectively to technological changes, emerging industry standards or product announcements by competitors could have a material adverse effect on the Company's business, operating results and financial condition.

THE COMPANY'S PRODUCTS MAY HAVE DEFECTS THAT THE COMPANY CAN NEITHER DETECT NOR, ONCE DETECTED, CORRECT.

         Complex software systems may contain undetected errors when first introduced or as new versions are released. Errors may be found in new or enhanced products after delivery of reports. Moreover, any software errors may not be corrected or correctable in a timely manner, if at all. The occurrence of software errors, as well as any delay in correcting them, could result in the delay or loss of market acceptance of the Company's products, additional warranty expense, diversion of technical and other resources from the Company's product development efforts or the loss of credibility with ISO, VARs and other resellers. Any of these factors could have a material adverse effect on the Company's business, operating results and financial condition.

THE COMPANY'S PRODUCTS COULD CREATE A SIGNIFICANT LIABILITY FOR THE COMPANY.

         The Company provides information to the insurance, financial and engineering industries. These customers generally rely upon this information to assess the risk or scope of work involved in a transaction or contract. An error or omission in the information the Company provides could have an adverse financial impact on customers. The Company may be held liable for damages if such an error or omission occurs and it may have an adverse effect on the operating results and financial condition of the Company. While the Company maintains insurance coverage against errors and omissions, that coverage may be inadequate to insure against all potential claims and the coverage may not remain available on economically reasonable terms.

ACCESS TO FREE INFORMATION ON THE INTERNET COULD AFFECT THE MARKETABILITY OF THE COMPANY'S SERVICES AND ITS CUSTOMERS' SERVICES.

         The Company's MLS Systems customers provide real estate listing information to real estate brokers and agents who use this information to market and search for real estate properties for their clients. A number of Internet services (including Cyberhomes) provide free listing information directly to consumers at little or not cost. These services generally contract with MLS's for this property data or accept listed property information directly from the home seller. If this new information medium develops in a way that causes sellers and purchasers to tend to require fewer services from brokers and agents, fee revenue from real estate professionals to MLS's could be adversely impacted. This could adversely affect the value of the Company's contracts with MLS's and the Company's revenues and gross margins.

         The emergence of the Internet as a source for public information presents a challenge to information providers to find new sources of revenue. Failure to take the correct action in response to these changes could result in the loss of existing revenue sources and future opportunities for new revenues.

DEMAND FOR THE COMPANY'S PRODUCTS MAY DECREASE IF REGULATIONS CHANGE.

         The demand for the Company's environmental compliance products arises primarily as a result of cleanup liability and other governmental regulations in the environmental area. Demand for the Company's Property Disclosure Information Services depends on existing California law regarding disclosures by home sellers. The current laws or regulations may change and subsequently the need for the Company's products may decrease. Any changes in the regulatory environment, which affect enforcement procedures or the need for reporting, could have a material adverse effect on the Company's revenues.

MAINTAINING THE COMPANY'S DATABASES AND UPGRADING THE COMPANY'S SOFTWARE IS VERY COSTLY.

         The Company has proprietary software and databases that may require extensive maintenance and updating to remain current and to provide new and additional layers of information to users of the Company's products and services. The addition of a new layer of information to the Company's databases and the maintenance and updating of existing layers of information may be costly or difficult and delay the Company's ability to achieve and maintain profitable operations in the future. The Company may be required to make significant ongoing investments for its products and services to achieve commercial acceptance in the marketplace and to remain competitive.

THE COMPANY'S INTELLECTUAL PROPERTY MAY BE INADEQUATELY PROTECTED.

         The Company's future success depends, in large part, upon the Company's proprietary technology. Although the Company believes that the database design and data encoding methodologies may have potential for software patent protection, to date it does not hold any patents, has made no patent applications, and currently relies on a combination of contractual rights, both registered and unregistered trade and service marks and other copyright laws to establish and protect its proprietary rights. The steps the Company has taken to protect intellectual property may be inadequate to prevent misappropriation of its technology. Also, the Company's competitors may independently develop technologies that re substantially equivalent or superior to the existing technology. In the event that protective measures are not successful, the Company's business, operating results and financial condition could be materially and adversely affected. The Company is also subject to the risk of adverse claims and litigation alleging infringement of intellectual property rights of others. Third parties may assert infringement claims in the future with respect to the Company's current or future products and any such claims may result in litigation, regardless of the merits of such claims. Any necessary licenses may not be available and, if available, such licenses may not be obtained on commercially reasonable terms. Any litigation with respect to intellectual property claims could be extremely expensive and time consuming and could have a material adverse effect on the Company's business, operating results and financial condition, regardless of the outcome of such litigation.

THE HOLDERS OF THE COMPANY'S PREFERRED STOCK HAVE SUPERIOR RIGHTS AND
PREFERENCES.

         The Company has outstanding 102,564 shares of the Company's Series A Preferred, 380,000 shares of Series A-1 Preferred, 300,000 shares of Series A-2 Preferred and 2,500 shares of Series F Preferred, all of which provide the holders of such shares with rights and preferences superior to those of holders of the Company's common stock. The holders of these series of preferred stock are, or may be entitled to, dividends and distributions payable with respect to the number of shares of common stock into which the preferred stock is convertible, and would be entitled to receive such dividends or distributions prior to payment of any such dividends or distributions to the holders of common stock. The holders of preferred stock are also entitled to preferential payment in the event the the Company is liquidated. The Company must obtain the consent of the preferred shareholders as one or separate classes prior to certain events. These superior rights and preferences could adversely affect the holders of shares of the Company's common stock.

THE COMPANY MAY NOT BE ABLE TO RETAIN KEY TECHNICAL AND MANAGEMENT PERSONNEL.

         The Company's future success is highly dependent on the continued performance of the Company's key management and technical personnel. There is a high demand for skilled personnel, specifically in the software development and information technology professions. The loss of services of any of the Company's key employees could have an adverse effect. The

Company does not maintain key-man life insurance policies with respect to the Company's key management or personnel. Furthermore, changes in existing technology or customer demand for alternate technologies could create the need for additional technical personnel. The Company's future success will also depend in part upon the Company's ability to attract and retain additional highly qualified management, technical and marketing personnel.

THE LOSS OF SIGNIFICANT CUSTOMERS WILL ADVERSELY IMPACT THE COMPANY'S
OPERATIONS.

         The majority of revenue from the GUS product comes indirectly from a significant contract by ISO with State Farm through the Company's joint services relationship with ISO. An unexpected termination of this contract with ISO would adversely impact the Company's operating results and financial condition. Additionally, a significant portion of revenue from the Company's MLS Systems line is derived from relatively few large contracts. The termination or non-renewal of some of these contracts would adversely impact the Company's operating results and financial condition.

THE COMPANY MAY NOT BE ABLE TO FULLY UTILIZE TAX ADVANTAGES.

         As of December 31, 1999, the Company had federal and state net operating loss carryforwards of approximately $35.5 million and $6.6 million, respectively. The carryforwards are significantly limited under Internal Revenue Code Section 382. The Company has recorded a valuation allowance against its entire net deferred tax asset as it believes it is more likely than not that its net deferred tax asset will not be realized.

THE SALE OF A LARGE BLOCK OF SHARES OF THE COMPANY'S COMMON STOCK MAY ADVERSELY AFFECT THE COMPANY'S STOCK PRICE.

         Sales of a substantial number of shares of the Company's common stock in the public market would adversely affect the market price for the Company's common stock. As of March 27, 2000, the Company had approximately 25 million shares of common stock outstanding. A substantial majority of these shares are freely tradable. In addition to the shares currently outstanding, approximately 13 million shares of common stock may be issued upon exercise of outstanding options and warrants or upon exchange or conversion of debt and other securities originally issued in private transactions. Such additional shares, if issued, would generally be eligible for resale in the public market without restriction or pursuant to the restrictions of Rule 144. The Company currently has both "piggy-back" and demand registration rights outstanding with respect to shares of outstanding common stock as well as shares of common stock issuable upon the exercise of certain warrants and the subsequent conversion thereof into common stock, and shares of common stock issuable pursuant to the conversion of the Company's Preferred Stock, subordinated debt and subordinated convertible debentures. The registration and public sale of such shares could adversely affect the market price of the Company's common stock.

THE COMPANY'S STOCK PRICE FLUCTUATES SIGNIFICANTLY.

         The market price for the Company's common stock has been, and may continue to be highly volatile depending on various factors including, among others, the Company's consolidated operating results, expectations of analysts and other investment groups, general conditions in the computer and other electronic equipment industries, announcements of technological innovations or new products, the Company's competitors or the Company's customers, and the market for similar securities, which market is subject to various pressures. In addition, the stock market is subject to price and volume fluctuations unrelated to the Company's operating performance.

YEAR 2000 COMPLIANCE.

         There were no Year 2000 interruptions to the Company's automated systems and applications, suppliers or customers. The Company incurred no significant expenses for its Year 2000 readiness effort and expects to incur no additional costs.

ITEM 7. FINANCIAL STATEMENTS

         The Company's Consolidated Financial Statements and Notes thereto, and the Independent Auditors' Report thereon, are included in this Annual
Report on Form 10-KSB on pages F-1 to F-33.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                     PART III

ITEM  9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT: COMPLIANCE WITH
SECTION 16(a) OF THE  EXCHANGE ACT

(a)  DIRECTORS OF THE REGISTRANT.

The information under the captions "Election of Directors -- Information about Nominees" and "-- Other Information about Nominees" contained in the 2000 Proxy Statement is incorporated herein by reference.

(b)  EXECUTIVE OFFICERS OF THE REGISTRANT.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Company, their ages and the offices held, as of March 25, 2000 are as follows:


         Name                             Age     Current Position with Company
         ----                             ---     -----------------------------
         Thomas R. Gay                    54      President, Chief Executive Officer and Director

         Neil Johnson                     60      Vice President, Chief Financial Officer and Secretary

         Jeffrey F. Woodward              51      Vice President, RE/Commercial

         Howard L. Latham                 43      Vice President, RE/Professional

         John W. Mosey                    50      Vice President, RE/Consumer

         Michael K. Levine                43      Vice President, Research and Development

         Scott Clyde                      51      Vice President, Internet Marketing

         Mark F. Catone                   42      Vice President, Business Development


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

         NEIL A. JOHNSON has been Vice President, Chief Financial Officer and Secretary of the Company since July 1999. Prior to joining VISTAinfo, Mr. Johnson was Vice President and Chief Financial Officer of MoneyStar, a provider of Web-based investment products. Previously, Mr. Johnson was Senior Vice President and Chief Financial Officer of MaxServ, a NASDAQ information services company.

         JEFFERY F. WOODWARD has been Vice President of the Company's RE/Commercial division since January 1999. From July 1996 to January 1999, Mr. Woodward was Executive Vice President and Chief Financial Officer of GeoSure, LP a provider of environmental risk and flood information. Mr. Woodward previously served for eleven years in various senior capacities with Lexis-Nexis, a distributor of legal information, the most recent position being that of General Manager of a major customer segment.

         HOWARD L.LATHAM has been Vice President of the Company's RE/Commercial division since January 2000. From June 1995 to December 1999, Mr. Latham served as Vice President of Marketing and General Manager of the Real Estate Information Systems of DMS. Prior to joining DMS, Mr. Latham spent 18 years with IBM in a variety of technical, marketing and sales leadership positions. Most recently he directed the worldwide curriculum development and U.S. business for networking, enterprise, database education services.

         JOHN W. MOSEY has been Vice President of the Company's RE/Consumer division since February 2000. From November 1993 to December 1999 Mr. Mosey was the General Manager of Cyberhomes and a Vice President of DMS. Prior to November 1993 Mr. Mosey served as General Manager of Moore Data - Canada, which he joined in May 1975.

         MICHAEL K. LEVINE has been Vice President of Research and Development since February 2000. From February 1997 to December 1999 Mr. Levine was responsible for product technology architecture, development, technical support, installation management, and networking for DMS. Prior to joining DMS, Mr. Levine served as Project Manager at Norwest Technical Services for seven years.

         SCOTT CLYDE has been Vice President of Internet Marketing Strategy since March 1999. From 1995 to March 1999, Mr. Clyde was Vice President of Internet Services with PC Quote, Inc., a distributor of stock option and commodity information to Internet users and web sites. From 1989 to 1995 Mr. Clyde served PC Quote as Vice President of Market Development. Prior to 1989, Mr. Clyde was Manager of Financial Services for the CompuServe Information Service, where he managed the launch and early evolution of CompuServe's financial channel including many of the original online brokerage and home banking experiments.

         MARK F. CATONE has been Vice President of Business Development since January 2000. Prior to his current position, Mr. Catone had served as Vice President of Product Development and Marketing since November 1996. Mr. Catone previously served as Vice President of Systems Development and Product Marketing for National Decision Systems, a San Diego-based division of Equifax, Inc., Atlanta, GA. Mr. Catone began with Equifax in June 1985.

(c)   COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The information under the caption "Compliance with Section 16(a) of the Exchange Act" contained in the 2000 Proxy Statement is incorporated herein by reference.

ITEM  10. EXECUTIVE COMPENSATION

         The information under the captions "Executive Compensation and Other Benefits" and "Election of Directors -- Director Compensation" contained in the 2000 Proxy Statement is incorporated herein by reference.

ITEM  11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information under the caption "Principal Shareholders and Beneficial Ownership of Management" contained in the 2000 Proxy Statement is incorporated herein by reference.

ITEM  12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information under the caption "Related Transactions" contained in the 2000 Proxy Statement is incorporated herein by reference.

ITEM  13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) FINANCIAL STATEMENTS AND EXHIBITS

         (1) FINANCIAL STATEMENTS OF REGISTRANT

         The following items are included in this Annual Report on Form 10-KSB (page numbers refer to pages in this Annual Report on Form 10-KSB):


Consolidated Financial Statements                                   Page
---------------------------------                                   ----
Independent Auditors' Report................................         F-1
Consolidated Balance Sheet..................................  F-2 to F-3
Consolidated Statements of Operations.......................         F-4
Consolidated Statements of Changes in Stockholders' Equity..         F-5
Consolidated Statements of Cash Flows ......................  F-6 to F-7
Notes to Consolidated Financial Statements.................. F-8 to F-33


          (2)   FINANCIAL STATEMENT SCHEDULES

         Financial statement schedules are omitted because of the absence of the conditions under which they are required or because the information required is included in the financial statements or notes thereto.

         (3)  EXHIBITS.

         The exhibits to this Annual Report on Form 10-KSB are listed in the
Exhibit Index on pages E-1 to E-2 of this Report.

         A copy of any of the exhibits listed or referred to above will be furnished at a reasonable cost to any person who was a stockholder of the Company as of December 31, 1999, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to VISTA Information Solutions, Inc., 5060 Shoreham Place, #300, San Diego, CA 92122 (Attn: Chief Financial Officer).

(b)  REPORTS ON FORM 8-K.

         No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 31, 1999.

(c)  EXHIBITS.

         The response to this portion of Item 13 is included as a separate section of this Annual Report on Form 10-KSB.

                 INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of VISTA Information Solutions, Inc.
San Diego, California

         We have audited the accompanying consolidated balance sheet of VISTA Information Solutions, Inc. and subsidiaries (the "Company") as of December 31, 1999, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1999. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and the results of its operations and its cash flows for each of the two years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

San Diego, California
April 13, 2000

VISTA INFORMATION SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEET
(IN THOUSANDS)



                                                              DECEMBER 31,
                                                         ---------------------
                                                                  1999
 ASSETS
 Current assets:
   Cash                                                $                 5,105
   Accounts receivable, net                                             10,230
   Inventories                                                             799
   Other current assets                                                  5,328
                                                         ---------------------
      Total current assets                                              21,462

Property, equipment and software, net                                   10,610

Other acquired assets, net                                              16,750

Goodwill, net                                                           22,236

Other assets, net                                                        6,594
                                                         ---------------------
      Total assets                                       $              77,652
                                                         =====================

VISTA INFORMATION SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEET - CONTINUED
(IN THOUSANDS)


                                                                                                 DECEMBER 31,
                                                                                              -----------------
                                                                                                     1999
    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of capital lease obligations                                              $          827
   Working capital note                                                                                  7,404
   Accounts payable                                                                                      6,061
   Deferred revenue                                                                                      4,407
   Other current liabilities                                                                             6,013
                                                                                                --------------
    Total current liabilities                                                                           24,712


Deferred revenue, long-term portion                                                                      1,370
Capital lease obligations, less current maturities                                                         735
Secured convertible note                                                                                16,762
                                                                                                --------------
Commitments and contingencies

Stockholders' equity:
Preferred stock, Series A, A-1 and A-2 convertible, par value $.001; liquidation
value $19,707; 807,564 shares authorized; 782,564 shares issued and outstanding                              1
Preferred stock, Series F convertible, par value $.001; liquidation value $2,500;
   2,500 shares authorized, issued and outstanding                                                           -
Preferred stock, undesignated series, 102,436 shares authorized; none issued                                 -
Common stock, par value $.001; 43,000,000 shares authorized; 25,056,328
   shares issued and outstanding                                                                            25
Additional paid-in capital                                                                              88,974
Accumulated deficit                                                                                    (54,927)
                                                                                              ----------------
     Total stockholders' equity                                                                         34,073
                                                                                              ----------------
     Total liabilities and stockholders' equity                                               $         77,652
                                                                                              ================


       The accompanying notes to the consolidated financial statements are an integral part of these statements.

VISTA INFORMATION SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                 DECEMBER 31,
                                                                 -----------------------------------------
                                                                           1999                1998

Net revenues                                                      $            27,496  $           25,117
Cost of revenues                                                                7,217               6,087
                                                                  ----------------------------------------
    Gross margin                                                               20,279              19,030

Operating expenses:
    Selling, general and administrative                                        21,435              16,160
    Research and development                                                    1,014               1,204
    Depreciation and amortization                                               1,790               1,414
    Amortization of goodwill and acquired intangible assets                     1,775               1,395
    Impairment of long-lived assets                                             7,029                   -
    Restructuring and other charges                                                -                1,361
                                                                  -----------------------------------------
       Total operating expenses                                                33,043              21,534
                                                                  -----------------------------------------


Operating loss                                                                (12,764)             (2,504)
Interest expense                                                               (2,670)               (617)
Other expense                                                                       -                (140)
                                                                  -----------------------------------------

Net loss before minority interest                                             (15,434)             (3,261)

Minority interest in loss of subsidiary                                             -                  69
                                                                  -----------------------------------------
Net loss                                                                      (15,434)             (3,192)

Preferred stock dividends declared                                               (363)               (600)
Accretion of convertible preferred
  stock dividends                                                                (595)               (500)
                                                                  ------------------------------------------

Net loss attributable to common stockholders                      $           (16,392) $           (4,292)
                                                                  ==========================================

Basic and diluted loss per common share                           $             (0.87) $            (0.32)

Weighted average common shares outstanding                                 18,849,978          13,381,022



       The accompanying notes to the consolidated financial statements are an integral part of these statements.

VISTA INFORMATION SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA)


                                                               Preferred        Common     Additional
                                                                 Stock           Stock      Paid-in     Accumulated
                                                                 Amount         Amount      Capital       Deficit          Total
---------------------------------------------------------------------------------------------------------------------------------

Balance January 1, 1998, as restated                       $     1  $            12  $    38,127  $       (33,930)  $     4,210
  Conversion of Series C preferred stock                        (1)               1                                           -
  Exercise of incentive stock options                                                        502                            502
  Exercises of warrants                                                                       18                             18
  Issuance of common stock to lessor                                                          95                             95
  Issuances of common stock, net                                                  1        4,984                          4,985
  Dividends declared and paid on Series E and F
    preferred stock                                           (600)            (600)
  Shares issued to effect acquisitions                                            1        6,363                          6,364
  Accretion of beneficial conversion feature on
    preferred stock                                                                          500             (500)            -
  Distributions to partners                                                                                  (219)         (219)
  Net loss                                                                                                 (3,192)       (3,192)
                                                           ----------------------------------------------------------------------
Balance December 31, 1998                                  $     -  $            15  $    50,589  $       (38,441)   $   12,163
  Conversion of Series B, C, D & E preferred stock                                5           (4)                             1
  Exercise of incentive stock options                                                        741                            741
  Issuances of common stock                                                       4       10,561                         10,565
  Issuance of Series A preferred stock, net                      1                        20,647                         20,648
  Issuance of warrant to purchase preferred stock                                            595             (595)            -
  Issuance of warrants to purchase common stock                                            1,039                          1,039
  Dividends declared and paid on Series E and F
    preferred stock                                                                                          (363)         (363)
  Shares issued to effect acquisitions                                            1        4,805                          4,806
  Distributions to partners                                                                                   (94)          (94)
  Cumulative translation adjustment                                                            1                              1
  Net loss                                                                                                (15,434)      (15,434)
                                                           ----------------------------------------------------------------------
Balance December 31, 1999                                  $     1  $            25  $    88,974  $       (54,927) $     34,073
                                                           ======================================================================


       The accompanying notes to the consolidated financial statements are an integral part of these statements.

VISTA INFORMATION SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                                 DECEMBER 31,
                                                                   ---------------------------------------
                                                                           1999                1998
Cash Flows from Operating Activities
  Net loss                                                           $     (15,434)     $       (3,192)
  Adjustments to reconcile net loss to net cash provided
    by operating activities:
    Depreciation                                                             1,816               1,415
    Amortization of goodwill and acquired intangible assets                  1,775               1,395
    Impairment of long-lived assets                                          7,029                   -
    Loss on disposal of equipment and software                                  14                  55
    Amortization of discount on debt                                         1,653                   -
    Minority interest in loss of subsidiary                                    -                   (69)
    Changes in assets and liabilities, net of effects of
      business acquisitions:
       Trade accounts receivable                                             2,626                (599)
       Inventories                                                              65
       Prepaid expenses                                                        134                (252)
       Accounts payable                                                      1,213                 684
       Deferred revenues                                                    (1,578)                 80
       Other current liabilities                                             1,120                 842
                                                                     --------------------------------------
Net cash provided by operating activities                                      433                 359

Cash Flows from Investing Activities
   Decrease in note receivable                                               2,500                   -
   Decrease in lease receivables                                               102                   -
   Purchases of equipment, furniture and software                           (2,287)             (1,515)
   Net change in deposits and other assets                                    (658)                 83
   Increase in intangible assets                                               (96)               (236)
   Cash paid for business acquisitions, net of cash received               (20,836)             (1,070)
                                                                     -------------------------------------
Net cash used in investing activities                                      (21,275)             (2,738)



       The accompanying notes to the consolidated financial statements are an integral part of these statements.

VISTA INFORMATION SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(IN THOUSANDS)


                                                                                  DECEMBER 31,
                                                                   ---------------------------------------------
                                                                            1999                1998
Cash Flows from Financing Activities
    Proceeds from long-term obligations                                              5,491                1,825
    Repayment of obligation to bank                                                 (1,133)               1,133
    Principal payments on long-term obligations                                     (9,819)              (2,885)
    Proceeds from exercise of stock options                                            741                    -
    Proceeds from issuance of preferred stock, net                                  20,648                    -
    Proceeds from issuance of common stock                                          10,000                3,006
    Distributions to partners                                                          (94)                (220)
    Dividends on Series E and Series F Preferred Stock                                (363)                (600)
                                                                   ---------------------------------------------
Net cash provided by financing activities                                           25,471                2,259
                                                                   ---------------------------------------------
Net increase (decrease) in cash                                                      4,629                 (120)

Cash, beginning of year                                                                476                  596
                                                                   ---------------------------------------------
Cash, end of year                                                  $                 5,105  $               476
                                                                   =============================================
Supplemental Disclosure of  Cash Flow Information
    Cash paid for interest                                         $                 1,553  $               631

Supplemental Schedule of Non-Cash Investing
  and Financing Activities
    Note receivable for issuance of common stock                                         -                2,500
    Common stock issued to lessors                                                       -                   95
    Capital lease obligations incurred for use of equipment                          1,076                  883
    Issuance of common stock for employee benefit plan                                 565                    -
    Conversion of Series B, C and D preferred  stock                                     5                    -
    Value recognized for issuances of warrants                                       1,039                    -
    Issuance of common stock to effect business
     acquisitions                                                                    4,806                6,364
    Accretion of convertible preferred stock dividends                                 595                    -
    Accretion of beneficial conversion feature on
     preferred stock                                                                      -                 500




       The accompanying notes to the consolidated financial statements are an integral part of these statements.

VISTA INFORMATION SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

VISTA Information Solutions, Inc. ("VISTA" or the "Company") provides information for making real-estate decisions to professionals and consumers throughout the United States and Canada. The Company is organized into three operating units: RE/Commercial, RE/Professional and RE/Consumer. RE/Commercial provides environmental risk information to banks, engineers and consultants, flood information to banks and insurance risk information to property and casualty insurance underwriters. RE/Professional provides software solutions, disclosure information and data management services to the real estate industry and home sellers. RE/Consumer provides property listing, risk and other information to potential homebuyers through its network of internet sites.

MANAGEMENT'S PLANS AND CORPORATE LIQUIDITY

For the year ended December 31, 1999, the Company had a loss from operations of $12,764, which includes $10,620 of depreciation and amortization (including an impairment charge of $7,029 on goodwill and acquired technology as discussed in Note 2) as compared to a loss from operations of $2,504 for the year ended December 31, 1998 (as restated for the effects of the mergers discussed below). At December 31, 1999, the Company had an accumulated deficit of $54,927 and negative working capital of $3,250.

In 1999, the Company generated cash flows from operations of $433 as compared to $359 for 1998. In addition, the Company's revenues increased in 1999 over 1998. These increased revenues as well as the sale of $10,000 of the Company's common stock and $20,648 of preferred stock during 1999, were significant factors in the Company's ability to meet its debt obligations in 1999.

The Company has a Working Capital Note payable due on April 26, 2000, as amended. The Company has received a letter of commitment from a replacement lender and management anticipates the funding from a new credit facility and the repayment of the Working Capital Note to take place before the amended due date. However, no assurances can be provided that the aforementioned credit facility will be in place by the amended due date and that the existing debtholder will not exercise default rights.

Management of the Company believes that cash flows from operations, continued monitoring of costs and expenses and the Company's anticipated new credit facility will be sufficient to support its operations and that no additional debt or equity funds will be required. However, there can be no assurance that the Company will not find it necessary to obtain additional financing for capital expenditures or acquisitions or will be able to achieve profitable operations or maintain positive cash flows.

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

A summary of the Company's significant accounting policies follows:

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

MERGER WITH GEOSURE, L.P.

On January 14, 1999, the Company exchanged 2,590,000 shares of the Company's Common Stock, par value $0.001 per share, for all of the outstanding partnership interests of GeoSure, L.P. (GeoSure) in a merger accounted for as a pooling-of-interests. GeoSure provides environmental risk and due diligence information and is a party to a 99-year license agreement with the Sanborn Company to distribute Sanborn fire insurance maps. GeoSure also owns all of the shares of National Research Center, LLC (NRC), a provider of flood determination information, and a majority interest in National Research Center Insurance Services, Inc. (NIS), a provider of flood insurance services. As discussed below, the Company recorded an impairment charge of acquired technology and goodwill in 1999 of which $1,257 related to NRC.


    The accompanying notes to the consolidated financial statements are an integral part of these statements.

VISTA INFORMATION SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

MERGER WITH ECOSEARCH ENVIRONMENTAL RESOURCES, INC.

On March 1, 1999, the Company exchanged 396,351 shares of the Company's common stock, par value $0.001 per share, for all of the outstanding common stock of EcoSearch Environmental Resources, Inc. (EcoSearch). EcoSearch is a national provider of environmental information services.

The transactions with GeoSure and EcoSearch have each been accounted for as pooling-of-interests and, accordingly, the consolidated financial statements for the periods presented have been restated to include the results of operations and cash flows of GeoSure and EcoSearch.

Net revenues, operating income or loss and net income or loss of the separate companies for the period preceding the mergers were as follows:


                                                Net                  Operating income         Net income or
                                             Revenues                      or loss                 loss
----------------------------------------------------------------------------------------------------------------
Year ended December 31, 1998:
  VISTA, as previously reported           $    15,068                  $   (2,321)          $   (2,551)
  GeoSure                                       8,600                        (446)                (904)
  EcoSearch                                     1,449                         263                  263
----------------------------------------------------------------------------------------------------------------
    Combined                              $    25,117                  $   (2,504)          $   (3,192)
                                          ======================================================================


There were no material adjustments required to conform the accounting policies of the three companies. Certain amounts of GeoSure and EcoSearch have been reclassified to conform to the reporting practices of VISTA.

Prior to the mergers, GeoSure and its wholly owned subsidiary NRC, and EcoSearch were not tax-paying entities for income tax purposes. Income from GeoSure's, NRC's and EcoSearch's operations were included in the determination of taxable income of the respective partners or members. The pro forma income tax provision for Geosure, NRC and EcoSearch that would have been reported by the Company as an additional provision to its historical tax expense, had GeoSure, NRC and EcoSearch been tax-paying entities was not material to the consolidated financial statements for 1999 or 1998.

In connection with the mergers discussed above, the Company incurred integration charges of $1,309. These costs included severance payments made to employees, prepayment penalties to lenders, travel, legal and accounting costs. As of December 31, 1999, all of these costs had been paid.

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


    The accompanying notes to the consolidated financial statements are an integral part of these statements.

VISTA INFORMATION SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 1.   NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH

The Company maintains its cash accounts in various commercial banks located throughout the United States and Canada. Accounts at each bank in the United States are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100 per bank. The Company's accounts at these institutions, at times, may exceed the federally insured limit. The Company has not experienced any losses in such accounts.

INVENTORIES

Inventories are stated at the lower of cost or market, with cost generally determined on a first-in first-out basis.

PROPERTY, EQUIPMENT AND SOFTWARE

Property, equipment and software are stated at cost. Depreciation is computed using accelerated and straight-line methods over the estimated useful lives of the respective assets, or over the term of the lease, whichever is shorter; ten to forty years for buildings, three to seven years for equipment and furniture and three years for software. The amortization expense on assets acquired under capital leases is included with depreciation expense on owned assets. All costs for routine repairs and maintenance are expensed as incurred.

Statement of Position No. 98-1 "ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE" (SOP 98-1) was adopted by the Company on January 1, 1998. SOP 98-1 establishes the accounting practice for the capitalization of certain costs incurred in connection with the acquisition or development of computer software to be used for internal purposes, including internal costs. In accordance with SOP 98-1, the Company capitalized a cumulative total $2,157 of internal costs during 1999 and 1998, which generally consist of direct payroll and other related direct costs, in connection with the acquisition and development of computer software to be used by the Company solely for internal purposes.

SOFTWARE DEVELOPMENT COSTS

Costs incurred internally in creating computer software to be leased or sold are charged to expense when incurred as research and development until technological feasibility has been established. Technological feasibility is established upon completion of a detail program design or, in its absence, completion of a working model. Thereafter, all software production costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs are amortized based on current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product. Estimated economic life is generally three years.


    The accompanying notes to the consolidated financial statements are an integral part of these statements.

VISTA INFORMATION SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 1.   NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

GOODWILL AND OTHER ACQUIRED ASSETS

Acquired technology, environmental databases and goodwill represents the excess of the purchase price over net assets acquired from acquisitions in 1999, and in prior years and is being amortized over their estimated useful lives of three to fifteen years (see Note 2).

The Company reviews its intangibles and other long-lived assets when warranted in accordance with Statement of Financial Accounting Standards No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF" (SFAS 121) to determine potential impairment by comparing the carrying value of the assets with estimated undiscounted future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future undiscounted net cash flows be less than the carrying value, the Company would record an impairment loss. The impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the asset being evaluated for impairment.

During 1999, due to changes in business conditions, management determined that there was an impairment of acquired technology and goodwill related to certain of the Company's acquisitions. The Company engaged an outside valuation firm to determine the fair value of the acquired technology and goodwill and, accordingly, an impairment charge of $7,029 was charged to operations. (See Note 2.)

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash and accounts receivable approximates their fair value due to the short-term nature of these assets. The methods and assumptions used to estimate the fair values of the Company's current and long-term obligations are based on the current rates offered to the Company for debt of the same remaining maturities with similar collateral requirements. The estimated fair value of the Company's capital lease and long term obligations approximated their fair value at December 31, 1999. See Notes 2 and 7 for information on discounts recorded against two notes payable in connection with the DMS acquisition during 1999.

REVENUE RECOGNITION AND DEFERRED REVENUE

The Company recognizes revenue from environmental reports in the month in which the product is shipped or in which information is transmitted to the customer. The Company provides various leasing arrangements for approximately half of its Multiple Listing Service (MLS) customers. Revenue on leased hardware of MLS system sales is recognized at delivery in accordance with Statement of Financial Accounting Standards No. 13, "ACCOUNTING FOR LEASES" (SFAS No. 13). The leases are classified as sales-type leases in accordance with SFAS No. 13. The Company also provides various financing arrangements for the sale of MLS systems.

Software and purchased hardware is recognized ratably over the term of the agreement beginning at cutover, which is generally when no significant obligations remain and when collection is probable in accordance with Statement of Position No. 97-2 "SOFTWARE REVENUE RECOGNITION" (SOP 97-2). SOP 97-2 provides guidance on software revenue recognition and applies to all entities that earn revenue from licensing, selling and otherwise marketing computer software. In 1999, SOP 97-2 was modified by SOP 98-9, "MODIFICATION OF SOP 97-2, SOFTWARE REVENUE RECOGNITION WITH RESPECT TO CERTAIN TRANSACTIONS" (SOP 98-9). The adoption of 98-9 had no material impact on the Company. Net sales are recognized following establishment of persuasive evidence of an arrangement, provided that the license fee is fixed and determinable, delivery of product has occurred via physical shipment or electronically, a determination has been made by management that collection is probable and the Company has no remaining obligations. The Company recognizes maintenance revenue from the sale of post-contract support services ratably over the life of the contract. Revenue from Post Contract Customer Support (PCS) is recognized ratably over the term of the PCS arrangement. Other services, such as facilities management and public records services, are recognized ratably over the term of the agreement.

    The accompanying notes to the consolidated financial statements are an integral part of these statements.

VISTA INFORMATION SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


NOTE 1.   NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CAPITALIZED CONTRACT COSTS AND DEFERRED REVENUE

Capitalized contract costs consist of hardware, software and labor costs that have been incurred prior to contract cutover for MLS systems. Upon cutover, these costs are recognized ratably over the contract term.

Deferred revenue consists of cash received for MLS systems prior to the recognition of revenue, as well as cash received in advance for services to be performed, including program license fees. Deferred revenue is shown net of the related capitalized contract costs on a by-contract basis.

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

ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company has elected to continue to use the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES", to account for stock-based employee compensation costs. As required by Statement of Financial Accounting Standards No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION", certain proforma disclosures are made at Note 11. All non-employee stock-based compensation is recorded at the fair value of the services received or the equity instrument issued, whichever is more reliably measurable. During 1999, there were no options issued to non-employees.


    The accompanying notes to the consolidated financial statements are an integral part of these statements.

VISTA INFORMATION SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


NOTE 1.   NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

LOSS PER COMMON SHARE

Because of losses from continuing operations, the effects of stock options, convertible preferred stock and common stock warrants are antidilutive. Accordingly, the Company's presentation of diluted loss per share is the same as that of basic loss per share for 1999 and 1998. For 1999 and 1998, the number of additional shares that would have been added to the weighted average shares outstanding for diluted loss per share was approximately 16,379,000 and 5,695,000, respectively.

RESTRUCTURING AND OTHER CHARGES

During 1998, the Company recorded pretax restructuring and other charges of approximately $1,361 as part of the Company's strategy to reduce costs and focus on its core business and improve overall financial discipline. The following categories comprise the restructuring and other charges:


                               Workforce        Business       Terminated      Canceled
                              Reductions     Consolidations     Alliance     Acquisitions       Total
Labor costs                           $109              $523                                        $ 632
Legal fees                                                             $300            $55            355
Consulting costs                        74                                             112            186
Equipment disposals                                       25             27                            52
Office rent                              7                49                                           56
Other                                                     50             30                            80
                             -----------------------------------------------------------------------------

Total                                 $190              $647           $357           $167        $ 1,361
                             =============================================================================


In July 1998, the Company's Board of Directors approved a plan to reduce administrative staff, consolidate management and operations of the Property Disclosure Information Services department, terminate a strategic alliance and discontinue certain merger and acquisition activities. Approximately 25 jobs were eliminated as a result of the workforce reduction and business consolidation. Affected employees were entitled to receive severance benefits either as part of employment contracts or Company policy. In July 1998, the Company elected to terminate a strategic alliance to develop and market certain environmental information products after it was determined that profitable operations would likely not be achieved. As discussed in Note 14, the Company's partner in this alliance has alleged that the Company, among other things, incorrectly terminated the alliance and withheld revenue distributions. The Company incurred $110 of legal and accounting fees in 1998 and had expected to incur $190 as a result of this dispute and, accordingly, recorded these costs in 1998. During 1999 and 1998, the Company recorded deferred costs for acquisition activities. As a result of the cancellation of these activities, the Company expensed the accumulated deferred costs. As of December 31, 1999, there was no remaining accrual for these restructuring charges.

    The accompanying notes to the consolidated financial statements are an integral part of these statements.

VISTA INFORMATION SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 1.   NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, Statement of Financial Accounting Standards No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" was issued and was later amended by Statement of Financial Accounting Standards No. 137. This statement will be effective for the Company on January 1, 2001. The Company is evaluating its position and has not yet determined the effect these statements will have on its consolidated financial statements.

RECLASSIFICATIONS

Certain reclassifications have been made to the consolidated financial statements for the year ended December 31, 1998 in order to conform to the presentation used for the year ended December 31, 1999. These reclassifications had no effect on net loss or stockholders' equity as previously reported.

    The accompanying notes to the consolidated financial statements are an integral part of these statements.

VISTA INFORMATION SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 2.     ACQUISITIONS

See Note 1 for information relating to two mergers completed in January 1999 and March 1999 which were accounted for as pooling-of-interests.

In addition, the Company has completed the business combinations discussed below, all of which were accounted for using the purchase method of accounting and, accordingly, results of operations for the acquired businesses have been included in the consolidated statements of operations from their respective dates of acquisition. Assets acquired and liabilities assumed have been recorded at fair value based on the best information available. Pro forma information is presented where the impact is considered significant to the results of operations.

DATA MANAGEMENT DIVISION OF MOORE CORPORATION LIMITED

On December 17, 1999, the Company acquired certain of the assets and rights of the Data Management Services Division (DMS) of Moore Corporation Ltd. and its subsidiary, Moore North America, Inc. (collectively "Moore") pursuant to the terms of an Agreement for Purchase and Sale of Assets (the "Agreement"). DMS provides technological solutions to the real estate industry including MLS Boards, brokers, agents, individual consumers and market suppliers.

In addition to the assumption of certain liabilities, the Company paid to Moore an aggregate of (i) 950,000 shares of the Company's common stock, par value $0.001 per share, (ii) a note payable in the principal amount of $18.7 million (the "Secured Convertible Note"), (iii) $20 million in cash and (iv) a secured short-term working capital note payable (discussed below). Moore retained rights to certain trade accounts receivables and lease receivables from U.S. obligors of the DMS business (the "Retained Receivables").

The Company and Moore entered into a Working Capital Note (the "Working Capital Note"), pursuant to which Moore agreed to loan the Company the proceeds from the collection of the Retained Receivables, up to a maximum of $7.5 million. The Working Capital Note bears interest at the prime rate plus 1% (9.5% at December 31, 1999) with interest payable monthly in arrears beginning February 1, 2000. The Company has agreed to use its best efforts to obtain new working capital financing to replace the Working Capital Note and, in any event, all amounts outstanding on this Working Capital Note will be due on April 26, 2000, as amended. If all of the Retained Receivables have been fully collected by Moore by April 26, 2000, the Company will pay Moore any deficiency if the collections, less costs of collection, are less than $7.5 million and Moore will pay the Company any excess if collections, less costs of collection, are more than $7.5 million. Due to the repurchase obligation by the Company of any remaining Retained Receivables on April 26, 2000, the Company recorded the aggregate value of the Retained Receivables of $7.5 million and the corresponding Working Capital Note of $7.5 million as of the acquisition date. As of March 31, 2000, $4,624 of receivables had been collected against the Working Capital Note.

As of April 13, 2000, the Company has received a letter of commitment from a replacement lender and management anticipates the funding from a new credit facility and the repayment of the Working Capital Note to take place before the amended due date.

Total assets acquired from DMS amounted to $24,359 with liabilities assumed of $13,830. The Company engaged an outside valuation firm to determine the fair value of the consideration for the DMS transaction including the fair value of the Company's common stock issued and the fair values of the secured convertible note and the working capital note. The independent valuation determined the fair value of the 950,000 shares of the Company's common stock to be $3,335 or approximately $3.51 per share, which represented a 10% discount from the closing market price of the Company's common stock on the acquisition date. In addition, the fair values of the secured convertible note and the working capital note were determined to be $16,721 and $7,390, respectively. The discount on the secured convertible note was determined based on the Company's fair market rate of interest. For the working capital note, the discount was determined based on the projected amount of collections of retained receivables and interest expense. The total consideration of $48,290, including acquisition costs of $847, exceeded the fair value of assets acquired less liabilities assumed by $37,761, and this amount was allocated as follows:

    The accompanying notes to the consolidated financial statements are an integral part of these statements.

VISTA INFORMATION SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 2.     ACQUISITIONS (CONTINUED)

                                           VALUE ASSIGNED      LIFE IN MONTHS
                                         --------------------------------------
Acquired software                        $            3,614           36
Database                                              1,465           36
Customer contracts                                    9,045           72
Assembled work force                                  1,577           72
Goodwill                                             22,060          180
                                         ------------------
  Total                                  $           37,761
                                         ==================

The following unaudited table presents the pro forma results of operations for the years ended December 31, 1999 and 1998, assuming the acquisition of DMS had occurred on January 1, 1998. These results include certain adjustments, primarily for amortization and interest and are not necessarily indicative of what the results would have been had the transaction actually occurred on January 1, 1998.


                                                                 Year Ended December 31,
                                                                 1999               1998
-------------------------------------------------------------------------------------------------
Revenues                                                       $88,384            $94,397
Net loss attributable to common stockholders                   (18,846)           (12,972)
Basic and diluted loss per common share                          (0.95)             (0.91)
-------------------------------------------------------------------------------------------------


ENVIRONMENTAL INFORMATION SERVICES, INC.

In October 1998, the Company purchased substantially all the assets of Environmental Information Services, Inc. (EIS), which is a provider of environmental research reports. The purchase price consisted of 53,000 shares of the Company's common stock issued to the seller. The Company valued the securities issued at approximately $265 based on the approximate fair market value of the common stock at the date of acquisition. At December 31, 1999, there was no remaining unamortized acquired technology related to the EIS acquisition. As discussed in Note 1, the Company recorded an impairment charge related to goodwill and acquired technology in 1999, of which $227 related to EIS.

E-RISK INFORMATION SERVICES

In July 1998, the Company entered into two separate purchase agreements whereby the Company acquired 80% of the outstanding stock of E/Risk Information Services, Inc. (E/Risk) in exchange for cash and newly issued common shares of the Company. Under the terms of the agreements, one shareholder received $1,100 in cash and the remaining shareholders collectively received 842,858 shares of common stock. Total assets acquired amounted to approximately $716 with liabilities assumed of approximately $537. The Company engaged an outside valuation firm to determine the fair value of the unregistered securities issued which was determined to be approximately $5,400 or approximately $6.41 per share, which represented a 25% discount from the market price of the Company's common stock on the acquisition date. The value of the remaining 20% of E/Risk stock not initially acquired by the Company was recorded on the date of acquisition as minority interest.

Also, as a part of the acquisition, the Company issued an aggregate of 49,830 shares of the Company's common stock to the financial advisor of E/Risk in satisfaction of the amounts owed by E/Risk to such advisor at the date of acquisition. The Company valued these shares at approximately $320 or approximately $6.41 per share, as discussed above, and recorded the amount as acquired technology at the date of purchase.

    The accompanying notes to the consolidated financial statements are an integral part of these statements.

VISTA INFORMATION SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 2.     ACQUISITIONS (CONTINUED)

In January 1999, the Company purchased the remaining 20% of the E/Risk outstanding stock and issued 255,000 shares of the Company's common stock to the sellers valued at approximately $1,469 based on the fair value of the common stock on the effective date of the purchase. At December 31, 1999, there was $984 of unamortized acquired technology related to E/Risk which is being amortized over five years. As discussed in Note 1, the Company recorded an impairment charge related to goodwill and acquired technology in 1999, of which $5,545 related to E/Risk.

ENSITE CORPORATION OF DENVER

In April 1998, the Company acquired in a merger all the outstanding shares of ENSITE Corporation of Denver (Entrac), which is a provider of detailed environmental information to engineers and financial institutions. The purchase price consisted of cash of $142 at date of closing and 67,500 shares of the Company's common stock issued to the seller. The Company valued the securities issued at approximately $380 based on the approximate fair market value of the common stock at the date of acquisition. At December 31, 1999, there was $234 of remaining unamortized goodwill related to Entrac which is being amortized over five years.

In 1998 the aggregate value of assets acquired in the aforementioned acquisitions was $8,493, and liabilities assumed, including $467 in debt, totaled $589. Total assets acquired during 1998 included intangible assets of $7,517.


    The accompanying notes to the consolidated financial statements are an integral part of these statements.

VISTA INFORMATION SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 3.  SUPPLEMENTAL BALANCE SHEET INFORMATION (CONTINUED)



                                                                 1999
                                                       -------------------------
Accounts receivable:
   Accounts receivable                                 $                  12,733
   Less allowances                                                        (2,503)
                                                       --------------------------
                                                       $                  10,230
                                                       ==========================
Inventories:
   Finished goods                                      $                     285
   Work in process                                                           197
   Raw materials and supplies                                                317
                                                       ---------------------------
                                                       $                     799
                                                       ===========================
Other current assets:
   Capitalized contract costs                          $                   2,211
   Current portion of lease receivables                                    1,430
   Current portion of notes receivable                                       155
   Prepaid maintenance contracts                                             551
   Other                                                                     981
                                                       ----------------------------
                                                       $                   5,328
                                                       ============================
Property, equipment and software:                      $
   Land                                                                      624
   Buildings and leasehold improvements                                    3,050
   Equipment and furniture                                                23,329
   Software                                                                2,568
                                                       -----------------------------
                                                                          29,571
Less accumulated depreciation and amortization                           (18,961)
                                                       -----------------------------
                                                       $                  10,610
                                                       =============================
Other acquired assets:
   Acquired software                                   $                   3,614
   Acquired database                                                       1,465
   Customer contracts                                                      9,045
   Assembled work force                                                    1,577
   Acquired technology and environmental databases                         3,279
                                                       ------------------------------
                                                                          18,980
   Less accumulated amortization                                          (2,230)
                                                       ------------------------------
                                                       $                  16,750
                                                       ==============================


    The accompanying notes to the consolidated financial statements are an integral part of these statements.

VISTA INFORMATION SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 3.  SUPPLEMENTAL BALANCE SHEET INFORMATION (CONTINUED)



                                                                                         1999
                                                                             ---------------------------
Goodwill:
   Goodwill                                                                                    22,907
   Less accumulated amortization                                                                 (671)
                                                                              ---------------------------
                                                                              $                22,236
                                                                              ===========================
Other assets:
   Capitalized contract costs, less current portion                                             2,802
   Lease receivables, less current portion                                                      1,417
   Deposit on technology license agreement (Note 14)                                              728
   Other                                                                                          482
                                                                              ----------------------------
                                                                                                5,429
   Software development costs                                                                   1,545
   Less accumulated amortization                                                                 (380)
                                                                              ----------------------------
                                                                              $                 6,594
                                                                              ============================

Other current liabilities:
   Accrued compensation and employee benefits                                                   2,086
   Site provisions                                                                              1,651
   Accrued building expenses                                                                      576
   Accrued stock offering costs                                                                   303
   Deferred rent                                                                                  116
   Accrued dividends on preferred stock                                                            25
   Other                                                                                        1,256
                                                                              ----------------------------
                                                                              $                 6,013
                                                                              ============================


    The accompanying notes to the consolidated financial statements are an integral part of these statements.

VISTA INFORMATION SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 4.   LEASE RECEIVABLES

Future lease receivables for each of the next five years are as follows:


                                                                                               1999
                                                                                    -------------------------
2000                                                                                 $                 1,668
2001                                                                                                   1,059
2002                                                                                                     393
2003                                                                                                      47
2004                                                                                                      26
                                                                                     -------------------------
                                                                                                       3,193
Less: Amounts representing interest                                                                     (346)
                                                                                     --------------------------
Present value of net lease receivable                                                $                 2,847
                                                                                     ==========================
Current                                                                              $                 1,430
Long-term                                                                                              1,417
                                                                                     --------------------------
   Total                                                                             $                 2,847
                                                                                     ==========================

NOTE 5.   DEFERRED REVENUE

Deferred revenue consists of the following:


Deferred revenue                                                                     $                 7,440
Capitalized contract costs                                                                            (4,347)
                                                                                     -------------------------
                                                                                                       3,093
Cash advances                                                                                          2,684
                                                                                     -------------------------
   Net deferred revenue                                                              $                 5,777
                                                                                     =========================
Current                                                                              $                 4,407
Long-term                                                                                              1,370
                                                                                     -------------------------
   Total                                                                             $                 5,777
                                                                                     =========================


    The accompanying notes to the consolidated financial statements are an integral part of these statements.

VISTA INFORMATION SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 6.     OBLIGATION TO BANK

In November 1998, the Company and one of its subsidiaries, E/Risk, entered into an accounts receivable purchase agreement with a bank. Transactions under the agreement have been treated as borrowings due to the existence of repurchase obligations. The borrowings under this arrangement were collateralized by substantially all of the Company's assets and the arrangement allows the Company to borrow up to $2,000 based on percentages of eligible receivables, as defined. Outstanding amounts bear interest at rates ranging from 1.5% to 2.5% per month based on receivables purchased. There were additional administrative fees of .50% per month based on purchased receivables. During 1999, all outstanding balances under the accounts receivable purchase agreement were repaid in full with the proceeds from the term loan and revolving credit facility discussed in Note 7.

NOTE 7.      LONG-TERM OBLIGATIONS

SECURED CONVERTIBLE NOTE

As discussed in Note 2, in December 1999, the Company entered into a Secured Convertible Note with Moore. The Secured Convertible Note bears interest at the annual rate of 6.8%, with interest payable quarterly beginning March 1, 2000. The Company is required to make mandatory principal payments on the Secured Convertible Note in the event of any excess cash flow, as defined in the Secured Convertible Note, and, subject to limited exceptions, upon the issuance of equity or debt securities. The Secured Convertible Note contains covenants which require that the Company, among other things, maintain certain ratios and financial requirements on a quarterly basis, comply with certain reporting requirements, and to obtain approval on events such as incurring senior debt, paying cash dividends, or repurchasing stock. In addition, the Secured Convertible Note contains a default provision that if all or any part of the principal or interest on the Secured Convertible Note or the Working Capital Note, as discussed below, is not paid when it becomes due, then the Secured Convertible Note becomes due and payable.

All unpaid principal and interest on the Secured Convertible Note is due on December 17, 2001, subject to extension by Moore for one additional year. Up to $17.1 million of principal of the Secured Convertible Note may be converted to the Company's common stock at the rate of $5.44 per share, which exceeded the market price of the Company's common stock on the date of issuance, subject to adjustment in the event of future securities issuances.

In connection with the recording of the acquisition of Moore, an independent valuation firm determined that the fair value of the Secured Convertible Note was $16,721 at the date of the acquisition. The Company therefore recorded the Secured Convertible Note, net of a discount of $1,979 (see Note 2). The discount is being amortized into interest expense using the straight-line method, which approximates the effective interest method, over the initial two-year term of the loan. As of December 31, 1999, the unamortized discount was $1,938.

WORKING CAPITAL NOTE

The Company also entered into a Working Capital Term Note with Moore (the "Working Capital Note"), pursuant to which Moore agreed to loan the Company the proceeds from the collection of DMS lease and accounts receivable retained by Moore, up to a maximum of $7.5 million. The Working Capital Note bears interest at the Prime Rate plus 1% (9.5% at December 31, 1999) with interest payable monthly in arrears beginning February 1, 2000. The Company has agreed to use its best efforts to obtain new working capital financing to replace the Working Capital Note and, in any event, all amounts outstanding on this Working Capital Note will be due on April 26, 2000, as amended. Payment of the Working Capital Note and the Secured Convertible Note is secured by liens on all of the assets of the Company and its subsidiaries. As of April 13, 2000, the Company had received a letter of commitment from a replacement lender and management anticipates the funding from the new credit facility and the repayment of the Working Capital Note to take place before the amended due date.

    The accompanying notes to the consolidated financial statements are an integral part of these statements.

VISTA INFORMATION SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


NOTE 7.      LONG-TERM OBLIGATIONS (CONTINUED)

In connection with the recording of the acquisition of Moore, an independent valuation firm determined that the fair value of the Working Capital Note was $7,390 at the date of the acquisition. The Company therefore recorded the Working Capital Note, net of a discount of $110 (see Note 2). The discount is being amortized using the straight-line method, which approximates the effective interest method, over the four-month term of the loan. As of December 31, 1999, the unamortized discount was $96.

AGREEMENTS WITH IBJ WHITEHALL BANK & TRUST COMPANY

In June 1999, the Company entered into an agreement with IBJ Whitehall Bank & Trust Company (IBJW) for a term loan, a revolving credit facility and an acquisition facility. The term loan, in the amount of $3,500, was to be payable in full on December 31, 2004, with quarterly principal installments beginning September 30, 2000. Proceeds from the term loan were used to retire an existing loan obligation of GeoSure to State Street Bank and to repay a portion of the principal and accrued interest under the Silicon Valley Bank credit facility. The revolving credit facility, not to exceed $3,500, was to be payable in full on December 31, 2004, with quarterly principal installments beginning September 30, 2000. Proceeds from the revolving credit facility were used to repay the remainder of the principal and accrued interest under the Silicon Valley Bank credit facility and to provide working capital. The acquisition facility, not to exceed $3,000, was to mature on June 30, 2005, and was intended to provide purchase capital for permitted acquisitions. Interest charges on these facilities were 3.25% above the Eurodollar loan rate and are subject to adjustments based on the financial condition of the Company. Warrants for the purchase of the Company's common stock were issued to IBJW in connection with this credit facility and the fair value of the warrant was recorded as a note discount. The fair value of the warrant was estimated on the date of grant by an outside valuation firm using the Black-Scholes option-pricing model with the following assumptions: no dividend yield; expected volatility of 38%; risk free rate of 5.75%; and expected life of three years. The fair value was discounted by 10% due to the lack of marketability of the Company's common stock. In December 1999, the Company used funds from a private equity funding to retire all outstanding borrowings under these debt facilities. The credit facility is no longer available for use, and accordingly, the unamortized portion of the note discount was expensed in 1999.

LINE OF CREDIT

Prior to the accounts receivable purchase agreement discussed in Note 6, the Company entered into a revolving line of credit agreement with a bank in April 1998. The terms of the agreement, as amended from time to time, allowed the Company to borrow up to $2,500 based on eligible receivables. In November 1998, the Company failed to comply with certain financial covenants. The line of credit was repaid from the proceeds of the accounts receivable purchase agreement and the line of credit agreement expired in 1999.

GEOSURE BORROWINGS

On May 12, 1997, GeoSure entered into an Agreement with a bank under which the bank would provide a term loan (the "Loan") in the amount of $3,000 and a revolving credit facility (the "Revolver") in the amount of $500.


    The accompanying notes to the consolidated financial statements are an integral part of these statements.

VISTA INFORMATION SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


NOTE 7.      LONG-TERM OBLIGATIONS (CONTINUED)

The Loan provided for quarterly payments with the remaining outstanding principal plus accrued interest due on June 20, 2002. On March 11, 1998, an amendment was executed whereby payment of the second and third installments due December 31, 1997 and March 31, 1998 were deferred and combined with the installments due December 31, 1999 and December 31, 2000. On July 7, 1998, GeoSure and the bank executed the Second Amendment to the Loan, whereby the fourth installment due June 30, 1998 was deferred and combined with the installment payment at June 30, 2002. The Revolver was due on December 31, 1998.

The Loan and the Revolver were repaid in full in June 1999 with the proceeds from the IBJW loan facilities discussed above.

NOTE 8.      INSURANCE SERVICES OFFICE, INC. (ISO) AGREEMENT

In October 1992, the Company and ISO signed a 15-year mutually exclusive contract (Joint Services Agreement) to offer the Geographic Underwriting System (GUS) system to electronically provide geographically-based information to insurers. Under the provisions of the agreement, the Company will provide its proprietary GUS software and support and ISO will provide sales, marketing, billing and maintenance of the communications network to the GUS users. The Company and ISO generally share project revenues equally, net of any payments to third party information providers. The Company's share of revenues under this agreement was approximately $4,100 and $4,500 for the years ended December 31, 1999 and 1998, respectively.


    The accompanying notes to the consolidated financial statements are an integral part of these statements.

VISTA INFORMATION SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 8.      INSURANCE SERVICES OFFICE, INC. (ISO) AGREEMENT (CONTINUED)

In October 1998, the Company filed a complaint against ISO with the American Arbitration Association alleging, among other things, that ISO has incorrectly calculated processing fees from certain GUS transactions. In August 1999, a decision was rendered in the matter awarding $110 to the Company and dismissing all other claims. As a result, the Company recorded a charge to operations of $830 for the uncollected receivable from ISO.

NOTE 9.      LEASE COMMITMENTS

The Company leases furniture and equipment under leases that meet the criteria for capital lease classification. The Company also leases its operating facilities under noncancelable operating leases with aggregate monthly payments of approximately $190. The facility leases require the payment of taxes, maintenance, utilities and insurance. Leased assets included in the consolidated balance sheets are as follows:


Leased Assets                                                     1999
----------------------------------------------------------------------------
Equipment and furniture                                  $            3,865
Less accumulated amortization                                        (2,251)
                                                         -------------------
Net leased assets                                        $            1,614
                                                         ===================


Future annual minimum lease payments due under capital leases and noncancelable operating leases consist of the following at December 31, 1999:


                                                                Capital         Operating
Years Ending December 31,                                       Leases            Leases
--------------------------------------------------------------------------------------------
2000                                                     $          957     $     2,276
2001                                                                620           2,076
2002                                                                170           1,441
2003                                                                  2           1,487
2004                                                                  -             189
Thereafter                                                            -             224
                                                         -----------------------------------
        Total minimum lease payments                              1,749     $     7,693
Less amounts representing interest (8.0% to 15.0%)                 (187)    ================
                                                         --------------
        Present value of net minimum lease payments               1,562
        Less current maturities                                    (827)
                                                         --------------
        Long-term obligations                            $          735
                                                         ==============


Total rent expense under operating leases for the years ended December 31, 1999 and 1998 totaled approximately $1,250 and $979, respectively.


    The accompanying notes to the consolidated financial statements are an integral part of these statements.

VISTA INFORMATION SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 10.      STOCKHOLDERS' EQUITY

COMMON STOCK

In December 1999, the Company sold 4 million shares of its common stock to a group of investors at an aggregate price of $10 million.

In December 1998, the Company sold 837,521 shares of its common stock to an institutional investor through a private placement for a total of $4,993, net of offering costs. The Company received cash of $2,493, of which $1,400 was used to repay a note payable to a bank (see Note 7), and a note receivable for $2,500. The note receivable was collected in January 1999, with a portion of the funds used to repay the accounts receivable purchase agreement (see Note 6).

PREFERRED STOCK

The Board of Directors is authorized to issue preferred stock or other senior securities and determine the series and number of preferred shares to be issued and any related designations, powers, preferences, rights, qualifications, limitations or restrictions. The total number of shares authorized is 2 million. The following descriptions are of those designations existing as of December 31, 1999.

SERIES A, A-1 and A-2 PREFERRED STOCK

In September 1999, the Company sold 102,564 shares of Series A Convertible Preferred Stock to Century Capital Partners, LP (Century) at an aggregate price of $5 million, less offering costs. These shares are convertible into two million shares of the Company's common stock at a price which approximated the market value of the Company's common stock on the date of issuance.

In December 1999, the Company sold 380,000 shares of Series A-1 Convertible Preferred Stock to several investors, including Century at an aggregate price of $9.5 million, less offering costs. These shares are convertible into 3.8 million shares of the Company's common stock at a price which approximated the market value of the Company's common stock on the date of issuance.

In December 1999, the Company sold 300,000 shares of non-voting Series A-2 Preferred Stock to Century at an aggregate price of $7.5 million, less offering costs. At issuance, the Series A-2 Preferred Stock was subject to redemption rights after September 30, 2002, if the Series A-2 Preferred Stock had not been provided conversion and voting rights. The redemption rights were subsequently eliminated by a sufficient number of votes of the Company's common and preferred stockholders to provide the Series A Preferred Stcok with conversion and voting rights.

In connection with the issuance of the Series A-2 Preferred Stock, the Company issued a warrant to Century to purchase 25,000 shares of Series A-2 Preferred Stock which was valued at the estimated fair value of $595. The fair value of the warrant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: no dividend yield; expected volatility of 103%; risk-free rate of 5.44%; and expected life of three years. The fair value was discounted by 10% due to the lack of marketability of the Company's common stock. The entire value of the warrant was recorded as an accretion of convertible preferred stock dividends during 1999.

    The accompanying notes to the consolidated financial statements are an integral part of these statements.

VISTA INFORMATION SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 10.      STOCKHOLDERS' EQUITY (CONTINUED)

SERIES F PREFERRED STOCK

In August 1997, the Board of Directors authorized the issuance of 2,500 shares of Series F convertible preferred stock at a stated value and purchase price of $1,000 per share for an aggregate gross purchase price of $2.5 million. The Series F preferred stockholder is entitled to receive quarterly dividends of $30.00 per share which will increase by $5.00 per share for each year after August 31, 2002. Management of the Company expects that the shares will be redeemed or converted prior to August 31, 2002. At December 31, 1999, the Series F preferred shares are convertible into the Company's common stock at a conversion price of $6.37 per share. Series F preferred stock may be redeemed, at the option of the Company, at any time, provided the average closing bid price of the Company's common stock for the 20 consecutive trading days preceding the date of the redemption notice exceeds 200 percent of the Series F conversion price. The Series F preferred stock has a liquidation preference of $1,000 per share, plus unpaid dividends, and the right to vote on an as-if converted basis with the holders of common stock in the election of directors of the Company as well as other rights and preferences set forth in the Series F preferred stock agreement.

CONVERSION OF SERIES B, C, D AND E PREFERRED STOCK

During 1999, the following shares of Series B, C, D and E preferred stock were converted into shares of the Company's common stock as follows:

                                            Number of         Number of Common
                                        Preferred Shares     Shares Issued Upon
                                            Converted            Conversion
                                        ----------------     ------------------
Series B preferred                           200,000               937,767
Series C preferred                           370,607             1,962,922
Series D preferred                           187,124             1,112,635
Series E preferred                             2,500               625,000
                                                                 ----------
                                                                 4,638,324
                                                                 =========

DIVIDENDS DECLARED

The Board of Directors of the Company approves the payment of dividends as they become payable in accordance with the Series E and F preferred stock agreement at a dividend rate of $30.00 per share, payable quarterly. During 1999 and 1998, $363 and $600, respectively, of dividends were declared of which $25 are payable at December 31, 1999.

BENEFICIAL CONVERSION FEATURE

The Series F preferred stock contains a beneficial conversion feature that was recognized as an amount equal to the difference between the conversion price and the fair value of the Common Stock at the date of issuance multiplied by the number of common shares into which the security is convertible. This amount was accounted for as a return to the preferred stockholders in a manner similar to a dividend and was therefore accreted from the date of issuance through the date the preferred stock was first convertible. The aggregate value of this conversion feature for Series E and F preferred stock was $1,061, all of which had been accreted as of December 31, 1998.

    The accompanying notes to the consolidated financial statements are an integral part of these statements.

VISTA INFORMATION SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


NOTE 11.      STOCK OPTIONS AND INCENTIVE PLANS

At December 31, 1999, the Company has stock-based incentive plans which are described below. In addition, the Company has, from time to time, granted options and warrants outside of the plans to officers, directors and certain debt and equity holders. As permitted under generally accepted accounting principles, grants to employees are accounted for following APB 25 and related interpretations. Accordingly, no compensation cost is recognized for grants to employees under these plans when the option price is at least equal to the quoted market price on the date of grant. Had compensation cost for all awards in 1999 and 1998 under the stock-based compensation plans been determined based on the grant date fair values of awards (the method described in SFAS 123), reported net loss attributable to common stockholders and loss per common share would have been as follows:


                                                                       1999                1998
-----------------------------------------------------------------------------------------------------------
Net loss attributable to common stockholders:

   As reported                                                    $   (16,392)         $  (4,292)
   Proforma                                                           (17,936)            (4,808)

Basic and diluted loss per common share:

   As reported                                                    $     (0.87)         $   (0.41)
   Proforma                                                             (0.96)             (0.46)


The proforma effects of applying SFAS 123 are not indicative of future amounts since, among other reasons, the proforma requirements have been applied only to options granted after December 31, 1994.

The Company had a 1990 Stock Option Plan (the 1990 Plan) that reserved 15% of the then outstanding common stock for issuance. With the approval of the 1995 Stock Incentive Plan (the 1995 Plan) discussed below, the 1990 plan was terminated and, accordingly, there were no further grants under the 1990 Plan. In 1999, the Company adopted and the shareholders approved the 1999 Stock Option Plan (the 1999 Plan). With the approval of the 1999 Plan, the 1995 Plan was terminated and, accordingly, there were no further grants under the 1995 Plan.

Awards granted under the plans are exercisable over a period determined at the time of grant, not to exceed ten years. The types of awards issuable under the 1999 Plan are incentive options, non-qualified options, restricted stock awards, performance units and stock appreciation rights. Incentive options under the Plan are granted at an exercise price of not less than 100% of the fair market value at the date of grant and vest over a period of one to three years. Non-qualified options may be granted at exercise prices not less than 85% of market value at the date of grant, with vesting determined at the time of grant. Incentive options must be granted with exercise prices equal to the fair market value on the date of grant, except that incentive options granted to persons owning stock possessing more than 10% of the total combined voting power of all classes of stock of the Company may not be granted at less that 110% of the fair market value on the date of grant.

The fair value of each option and warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999 and 1998: no dividend yield for 1999 or 1998; expected volatility of 57 to 105% and 33 to 120%; risk-free rate of 5.8% and 5.83 to 6.0%; and expected lives of two to five years for both 1999 and 1998.

The 1999 Plan provides for an annual automatic grant of 5,000 non-qualified options to non-employee members of the Board of Directors.


    The accompanying notes to the consolidated financial statements are an integral part of these statements.

VISTA INFORMATION SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 11.      STOCK OPTIONS AND INCENTIVE PLANS (CONTINUED)

A summary of the stock option activity under all of the aforementioned plans is as follows:


                                                         1999                                 1998
                                          -------------------------------------------------------------------------
                                                                 WEIGHTED                             Weighted
                                                                 AVERAGE                              Average
                                                                 EXERCISE                             Exercise
Fixed Options                                 OPTIONS             PRICE           Options              Price
-------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year                1,562,041  $             4.36        1,469,715  $             3.05
  Granted                                       1,127,800                5.24          361,000                7.62
  Exercised                                      (169,463)               3.54         (263,674)               1.35
  Expired/surrendered                             (22,500)              11.28           (5,000)               8.50
                                          -------------------------------------------------------------------------

Outstanding at end of year                      2,497,878  $             4.75        1,562,041  $             4.37
                                          =========================================================================

Exercisable at end of year                      1,085,160  $             3.80          881,622  $             3.05
                                          =========================================================================
Weighted-average fair value per
   option of options granted
   during the year                                 $ 3.24                               $ 7.01
                                          =========================================================================


At December 31, 1999, the options available for grant under the 1999 Plan were approximately 2,140,700.

A further summary about fixed options outstanding under these plans at December 31, 1999 is as follows:


                                                 Options Outstanding                     Options Exercisable
                                  ---------------------------------------------------------------------------------
                                                     Weighted
                                                      Average           Weighted                       Weighted
                                                     Remaining           Average                        Average
      Range of                        Number        Contractual         Exercise       Number          Exercise
      Exercise Prices               Outstanding    Life in Years          Price      Exercisable         Price
-------------------------------------------------------------------------------------------------------------------
$     0.00 to 2.00                        481,871             5.17 $           0.81       464,869      $      0.78
      2.01 to 4.00                        894,600             9.13             3.83       147,267             2.99
      4.01 to 6.00                        272,548             7.94             5.51       139,415             5.78
      6.01 to 8.00                        564,934             8.37             7.04       226,934             6.82
      8.01 to 10.00                       278,925             8.31             9.00       101,675             8.90
      10.01 to 12.00                        5,000             4.00            11.38         5,000            11.38
                                  ---------------------------------------------------------------------------------
                                        2,497,878             7.96 $           4.75     1,085,160      $      3.80
                                  =================================================================================



    The accompanying notes to the consolidated financial statements are an integral part of these statements.

VISTA INFORMATION SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 11.      STOCK OPTIONS AND INCENTIVE PLANS (CONTINUED)

In addition, the Company has granted options and warrants for the purchase of common stock outside of the plans to officers, directors, consultants and certain debt and equity holders as follows (including all options and warrants to purchase common stock discussed in Notes 7 and 10 but excluding the effect of any conversion rights):


                                                           1999                                1998
                                            -----------------------------------------------------------------------
                                                                   WEIGHTED                           Weighted
                                                                   AVERAGE                             Average
                                                                   EXERCISE                           Exercise
                                                SHARES              PRICE           Shares              Price
-------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year                    560,389  $             1.71       1,172,293  $            2.54
  Granted                                           327,500               10.35               -                  -
  Exercised                                         (36,000)               4.00        (416,125)              1.54
Expired/surrendered                                       -                   -        (195,779)              7.04
                                            -----------------------------------------------------------------------
Outstanding at
   end of year                                      851,889  $             4.93         560,389  $            1.71
                                            =======================================================================

Exercisable at end of year                          851,889  $             4.93         560,389  $            1.71
                                            =======================================================================
Weighted-average fair value per
   option/warrant of options and
   warrants granted during the year          $         2.64                          $       -
                                             =======================================================================

All of the 327,500 options and warrants granted in 1999 were granted at exercise prices which were equal to the market price at the date of grant. There were no options issued outside of the plans during 1999.

Management determined the fair value of warrants issued to non-employees considering the Black-Scholes method, the intrinsic value, the Company's financial condition and other factors considered appropriate.

A further summary about the options and warrants granted outside of the Company's formal plans outstanding at December 31, 1999 is as follows:


                                  Options and Warrants
                                  Outstanding                                     Options and Warrants Exercisable
                                  ---------------------------------------------------------------------------------
                                                   Weighted
                                                   Average          Weighted                         Weighted
                                                   Remaining        Average                          Average
Range of                          Number           Contractual      Exercise      Number             Exercise
   Exercise Prices                Outstanding      Life in Years    Price         Exercisable        Price
-------------------------------------------------------------------------------------------------------------------
$0.00 to 2.00                     509,389          7.12          $  1.48          509,389         $  1.48
  2.01 to 4.00                     15,000          2.94             4.00           15,000             4.00
10.01 to 12.01                    327,500          9.49             10.35         327,500            10.35
                                  ---------------------------------------------------------------------------------
                                  851,889          7.96          $  4.93          851,889         $  4.93
                                  =================================================================================



    The accompanying notes to the consolidated financial statements are an integral part of these statements.

VISTA INFORMATION SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 11.      STOCK OPTIONS AND INCENTIVE PLANS (CONTINUED)

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

NOTE 12.  SEGMENT AND RELATED INFORMATION

In June 1997, the Statement of Financial Accounting Standards No. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION", (SFAS
131) was issued and became effective for financial statements for periods beginning after December 15, 1997. Management has determined that segment disclosures are not appropriate because during 1998 and 1999, the Company operated in only one segment.

Effective December 17, 1999, the Company acquired DMS. Subsequently, as of February 2000, the Company was reorganized into three operating units:
RE/Commercial, RE/Professional and RE/Consumer. It is the Company's intention to provide the segment disclosure provisions of SFAS 131 as of and for the year ending December 31, 2000. The Company will continue its evaluation as to the further development of other segments.

Revenues for significant product lines for 1999 and 1998 were as follows:


                                                                        1999               1998
                                                                        ------------------ -----------------
Environmental Risk and Due Diligence Information Services             $ 17,281             $ 19,064
Geographic Underwriting Services                                         4,128                4,472
Property Disclosure Information Services                                 3,710                1,581
Acquired DMS business                                                    2,377                    -


NOTE 13.      SALE OF PRODUCTS

In February 1996, the Company sold and licensed certain of the Company's software and service bureau products to a former officer of the Company. The purchase price is contingent and consists of royalty payments ranging from 5% to 25% on sales of related products for two years, commencing on February 1, 1996, with no minimum or maximum amounts. The net book value of the assets sold was not significant. Royalty payments for 1999 and 1998 were not significant.


    The accompanying notes to the consolidated financial statements are an integral part of these statements.

VISTA INFORMATION SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 14.   TECHNOLOGY LICENSE AGREEMENT

In October 1998, the Company entered into a technology license agreement with Homeseekers.Com, Inc. (Homeseekers) to provide certain marketing data and rights and to enter into revenue sharing arrangements. The initial term of the agreement was for a period of five years with a renewal option, at the Company's discretion, for an additional five year period. The Company was to incur royalties at rates ranging from 30% to 40% of gross or net receipts, as defined, on sales of the Company's products generated from the arrangement. In addition, the Company was to pay a non-refundable, recoupable fee against future royalties of $2,000 of which $250 was paid in 1998. The remainder of the prepaid fee was due and payable in 1999. In the event that after two years the royalties incurred by the Company were less than the level sufficient to fully exhaust the prepaid fee, the Company would reduce royalty payment rates to a level of 25% of the otherwise agreed rate until such time as the remaining unpaid credit was fully recovered.

In 1999, the Company had not received the aforementioned marketing data from Homeseekers due to a dispute between Homeseekers and its data providers. Accordingly, the Company discontinued payments to Homeseekers in 1999. As of December 31, 1999, the Company had a long-term prepaid deposit of $728 related to this agreement which is being amortized over the term of the agreement.

NOTE 15.    INCOME TAXES

A reconciliation of the effective tax rates with the federal statutory rate is as follows:


                                                                                Years Ended December 31,
                                                                                1999              1998
                                                                              --------------------------
Income tax benefit at statutory rate                                          $(5,248)          $ (867)
Change in valuation allowance                                                   5,044            1,305
State taxes                                                                         -             (301)
Other                                                                             204             (137)
                                                                              --------------------------
                                                                              $     -           $    -
                                                                              ==========================



    The accompanying notes to the consolidated financial statements are an integral part of these statements.

VISTA INFORMATION SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 15.    INCOME TAXES  (CONTINUED)

The tax effect of temporary differences consisted of the following as of December 31, 1999:


Deferred tax assets:
  Net operating loss carryforwards                                           $ 12,501
  Accrued expenses                                                                669
  Allowance for doubtful accounts                                                 453
  Tax credit carryforwards                                                         94
  Equipment and purchased software                                                 48
  Acquired technology                                                           3,128
                                                                             --------
Gross deferred tax assets                                                      16,893
  Less valuation allowance                                                    (16,893)
                                                                             --------
                                                                             $    --
                                                                             ========

As of December 31, 1999, the Company had federal and state net operating loss carryforwards of approximately $36,000 and $6,700, respectively. The carryforwards are significantly limited under Internal Revenue Code
Section 382. The Company has recorded a valuation allowance against its entire net deferred tax asset as it believes it is more likely than not that its net deferred tax asset will not be realized.

NOTE 16. 401(k) AND PROFIT SHARING PLAN

During 1992 the Company adopted a 401(k) Plan (the Plan) for its employees. Under the terms of the Plan, as amended in 1998 (the Amended Plan), a participant may contribute, on a pre-tax basis, up to twenty percent (20%) of annual compensation, subject to IRS limitations. Pursuant to the Amended Plan, the Company will contribute, in the form of the Company's common stock, an amount equal to 3% of a participant's annual salary to the Plan on behalf of each participant. In addition, the Company will match 20% of a participant's contribution to the Plan, up to a maximum of $1, also in the form of the Company's common stock.

During 1999, the Company contributed approximately $446 to the Plan, of which $138 was payable at December 31, 1999.

    The accompanying notes to the consolidated financial statements are an integral part of these statements.

VISTA INFORMATION SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


NOTE 17.    LITIGATION

On July 28, 1998 the Company terminated a strategic alliance with Phase One Inc. (POI). On August 19, 1998 POI filed a complaint against the Company with the American Arbitration Association in San Diego, CA, alleging, among other things, that the Company incorrectly terminated the alliance and withheld revenue distributions from POI. On March 31, 2000, the Company and POI resolved their dispute on terms that were not material to the Company's financial results.

In October 1998, the Company filed a complaint against ISO with the American Arbitration Association alleging, among other things, that ISO has incorrectly calculated processing fees from certain GUS transactions. In August 1999, a decision was rendered in the matter awarding $110 to the Company and dismissing all other claims.

In June 1999, GeoSure filed a demand for arbitration against The Sanborn Company, LLC (Sanborn) with the American Arbitration Association. GeoSure is a party to a license agreement with Sanborn to distribute historical fire insurance maps subject to certain restrictions and a royalty based on the prevailing prices charged by Sanborn for these maps. GeoSure alleges, among other things, that it has been charged excess royalties and seeks recovery of the excess payments. Sanborn has responded with allegations that GeoSure has underpaid these royalties and likewise seeks recovery. The Company believes that Sanborn's claims have no merit and that any outcome of this arbitration would not have a material impact on the Company's financial position or results of operations.

The Company is subject to legal proceedings and claims in the ordinary course of business. In the opinion of management, the outcome of these matters will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

    The accompanying notes to the consolidated financial statements are an integral part of these statements.

                                     VISTA INFORMATION SOLUTIONS, INC.
                                                (registrant)

Dated:  April 14, 2000               By: /s/Thomas R. Gay
                                         ------------------------------------
                                            Thomas R. Gay
                                            (Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on April 14, 2000 by the following persons on behalf of the Company and in the capacities indicated.



                                     Signature and Title
                                     -------------------
                                     /s/ Thomas R. Gay
                                     ---------------------------------------------------
                                     Thomas R. Gay, Chief Executive Officer and Director


                                     /s/ Jay D. Seid
                                     ---------------------------------------------------
                                     Jay D. Seid, Chairman of the Board


                                     /s/ Patrick A. Rivelli
                                     ---------------------------------------------------
                                     Patrick A. Rivelli, Director


                                     /s/ Martin F. Kahn
                                     ---------------------------------------------------
                                     Martin F. Kahn, Director


                                     /s/ Richard J. Freeman
                                     ---------------------------------------------------
                                     Richard J. Freeman, Director


                                     /s/ Robert Boscamp
                                     ---------------------------------------------------
                                     Robert Boscamp, Director


                                     /s/ Earl Gallegos
                                     ----------------------------------------------------
                                     Earl Gallegos, Director


                                     /s/ Neil Johnson
                                     ----------------------------------------------------
                                     Neil Johnson
                                     (Principle Financial Officer)


                                     /s/ Brian Conn
                                     ---------------------------------------------------
                                     Brian Conn
                                     (Principle Accounting Officer)


                          VISTA INFORMATION SOLUTIONS, INC.
                           EXHIBIT INDEX TO ANNUAL REPORT
                                  ON FORM 10-KSB

                            FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 1999



ITEM NO.         DESCRIPTION                                         METHOD OF FILING
--------         -----------                                         ----------------
3.1              Certificate of Incorporation of the Company, as
                 amended to date................................      Incorporated by reference to the exhibits  to the
                                                                      Company's Definitive Proxy Statement for the Special
                                                                      Meeting of Shareholders held March 17, 1998
                                                                      (File No. 0-20312).

3.1(a)           Amendment to Certificate of Incorporation......      Filed herewith.

3.2              Restated By-Laws of the Company, as amended to
                 date...........................................      Incorporated by reference to the exhibits to the
                                                                      Company's Definitive Proxy Statement for the Special
                                                                      Meeting of Shareholders held March 17, 1998
                                                                      (File No. 0-20312).

4.1              Specimen form of the Company's Common Stock
                 Certificate....................................      Incorporated by reference to the Company's
                                                                      Registration Statement on Form 10 (File No. 0-20312).

4.2              Certificate of Designation
                 of Series A Preferred Stock....................      Filed herewith.

4.3              Certificate of Designation
                 of Series A-1 and Series A-2
                 Preferred Stock. ..............................      Filed herewith.

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

10.6             Office Building Lease modification dated
                 March 9, 1997 by and between The Shidler Group
                 and the Company................................      Incorporated by reference to the Company's Annual
                                                                      Report on Form 10-K for the period ended December 31,
                                                                      1996 (File No. 0-20312).

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

10.42            1999 VISTA Stock Option Plan...................      Filed herewith.

10.43            Agreement for Purchase and Sale of
                 Assets with Moore North America, Inc.
                 as of July 28, 1999, as amended................      Incorporated by reference to the Company's Current
                                                                      Report on Form 8-K filed January 3, 2000.

10.44            Secured Convertible Note
                 dated December 17, 1999 issued to
                 Moore North America, Inc. .....................      Filed herewith.

10.45            Secured Working Capital Term Note
                 dated December 17, 1999
                 issued to Moore North America, Inc. ...........      Filed herewith.


23.1             Consent of Deloitte & Touche, LLP..............      Filed herewith.

27.1             Financial Data Schedule........................      Filed herewith.

27.2             Financial Data Schedule Restated for 1998......      Filed herewith.
