Form 10KSB/A
period 1999-12-31
VISTA INFORMATION SOLUTIONS INC
filed 2000-05-01
CIK 888793

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

                               --------------------

          Securities registered pursuant to Section 12(b) of the Act: NONE

            Securities registered pursuant to Section 12(g) of the Act:


                            COMMON STOCK, $.001 PAR VALUE


                               --------------------


==============================================================================

                                     PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) DIRECTORS OF THE REGISTRANT.

    The names of the Company's directors, their ages, the year in which each first became a director and their principal occupations as of April 28, 2000 are set forth below.


NAME                        AGE  PRINCIPAL OCCUPATION                                             DIRECTOR SINCE
----                        ---  --------------------                                             --------------
Jay D. Seid                 39   Managing Director of Bachow & Associates                                   1995
                                 Chairman of the Board of Directors of the Company
Thomas R. Gay               53   President and Chief Executive Officer of the Company                       1995
Patrick A. Rivelli          62   General Partner of Sunwestern Investment Fund III                          1995
Richard J. Freeman          46   Vice President of Century Capital Management, Inc.                         1996
Robert Boscamp              51   Senior Vice-President of Comfort Systems USA, Inc.                         1997
Earl Gallegos               41   Principal, Earl Gallegos Management                                        1998
W. Edward Tyler             47   President and Chief Executive Officer of Moore Corporation Ltd.            1999
James B. Currie             51   Executive Vice President of Moore Corporation Ltd.                         1999

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

    W. EDWARD TYLER has served as a director of the Company since December 1999. Mr. Tyler has served as President and Chief Executive Officer of Moore Corporation Limited since April 1998. Prior to April 1998, Mr. Tyler held various positions with R.R. Donnelly & Sons Company, most recently he was Executive Vice President.

    JAMES B. CURRIE has served as a director of the Company since December 1999. Mr. Currie has served as Senior Vice President, Business Development of Moore Corporation Limited since January 1999. From September 1996 through December 1998 Mr. Currie was President of J.B. Consulting. From March 1995 to September 1996, Mr. Currie was Executive Vice President, General Counsel and Secretary of Chicago Title and Trust Company. Prior to 1995, Mr. Currie was Executive Vice President, General Counsel and Secretary of Heller Financial, Inc.

(b) EXECUTIVE OFFICERS OF THE REGISTRANT.

    Information concerning executive officers of the Company is included in this Annual Report on Form 10-KSB under Item 9(B), "Executive Officers of the Registrant".

(c) SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

    Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who beneficially own more than 10% of the Company's Common Stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in beneficial ownership of Common Stock. Executive officers, directors and greater-than-10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company for the year ended December 31, 1999, all executive officers, directors and greater-than-10% shareholders filed the required Section 16(a) reports in a timely manner.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

                   EXECUTIVE COMPENSATION AND OTHER BENEFITS

    The following table sets forth the cash and non-cash compensation paid or earned (i) during the fiscal years ended December 31, 1998, 1997 and 1996 to the executive officers of the Company who had salary and bonuses which exceeded $100,000 for the fiscal year ended December 31, 1999.

                                 SUMMARY COMPENSATION TABLE

                                                         Annual Compensation
                                           ------------------------------------------
                                                                                       Long Term Compensation Awards
Name And Principal Position                 Year    Salary ($)  Bonus ($)   Other ($)  Securities Underlying Options
---------------------------                 ----    ----------  ---------  ---------   -----------------------------
Thomas R. Gay....................           1999     259,992       --        6,000                 200,000
 Chief Executive Officer                    1998     241,244       --       12,000 (2)             100,000
                                            1997     195,000       --       11,000 (3)              80,000

E. Stevens Hamilton                         1999     206,848       --          --                     --
 Vice President,                            1998     215,585       --          --                  150,000
                                            1997     144,000       --          --                     --

Jerome T. Marani                            1999     187,391       --          --                     --
 Vice President                             1998      84,375     $10,000       --                  100,000
                                            1997        --         --          --                     --

(1) Includes an annual car allowance of $6,000 and country club membership dues of $6,000.
(2) Includes an annual car allowance of $6,000 and country club membership dues of $5,000.

OPTION GRANTS

    The following table sets forth information with respect to grants of stock options during the last fiscal year to the persons named in the Summary Compensation Table.

                                           OPTION GRANTS IN LAST FISCAL YEAR

                                                 Individual Grants
                               --------------------------------------------------------

                                                      Percent of             Exercise
                          Number of Securities      Total Options               or
                           Underlying Options     Granted to Employees       Base Price      Expiration
Name                         Granted(#)(1)           in Fiscal Year           ($/Sh)           Date
----                         -------------           --------------           ------          --------
Thomas R. Gay                  200,000                   16.6%                 $3.50          12/1/10
E. Stevens Hamilton               -                        -                     -               -
Jerome T. Marani                  -                        -                     -            1/25/08

------------------------

    The following table sets forth information with respect to option exercises and fiscal year-end option values for the persons named in the Summary Compensation Table.

                               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                          AND FY-END OPTION VALUES

                                                                Number of Securities    Value of Unexercised
                                                                      Underlying        In-the-Money Options
                                                                      Unexercised             Options
                                                                       at FY-End             at FY-End
                           Shares Acquired                            Exercisable/          Exercisable/
   Name                    on Exercise (#)     Value Realized ($)    Unexercisable         Unexercisable
   ----                    ---------------     ------------------    -------------         -------------
Thomas R. Gay                   ---                  ---             208,102/321,667       $764,370/1,166,043
E. Stevens Hamilton             ---                  ---              116,667/33,333          422,918/120,832
Jerome T. Marani                ---                  ---               27,917/72,083          101,199/261,300

DIRECTOR COMPENSATION

    DIRECTORS' FEES. Each director who is not an employee of the Company is entitled to receive $200 for each Board meeting and committee meeting attended. The Company also reimburses each director for out-of-pocket expenses when attending Board meetings or otherwise engaging in Company business.

    AUTOMATIC OPTION GRANT. Pursuant to the 1999 Stock Option Plan (the "1999 Plan"), each non-employee director serving on the Board receives an automatic grant of options to purchase 5,000 shares of Common Stock on January 1 each year the 1999 Plan is in effect. If a non-employee director is elected or appointed to serve as a director following such January 1 date, such non-employee director receives an automatic grant of an option to purchase
(i) 2,500 shares of Common Stock if such non-employee director is elected or appointed after June 30 in any year in which the 1999 Plan is in effect, or
(ii) 5,000 shares of Common Stock if such non-employee director is elected or appointed prior to July 1 in any year in which the 1999 Plan is in effect.

    The exercise price per share for such options is equal to the fair market value of one share of Common Stock on the date the option is granted. Options automatically granted to non-employee directors under the 1999 Plan become exercisable six months following the date of grant and expire five years from the date of grant. In the event a non-employee director's service as a director of the Company is terminated by reason of death or disability (as defined in the 1999 Plan) all such outstanding options then held by the non-employee director will become immediately exercisable in full and will remain exercisable for a period of one year thereafter (but in no event after the expiration of any such option). In the event that a non-employee director's service as a director of the Company is terminated for any other reason, all such options then held by the non-employee director will remain exercisable for a period of three months thereafter to the extent exercisable as of the date of termination (but in no event after the expiration of any such option).

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                COMMON STOCK AND COMMON STOCK EQUIVALENTS


    The following table sets forth information regarding the beneficial ownership of Common Stock and Common Stock Equivalents of the Company as of April 28, 2000 (a) by each shareholder who is known by the Company to own beneficially more than 5% of the outstanding Common Stock and Common Stock Equivalents or the combined total voting power of all classes of capital stock of the Company on a fully diluted, as converted basis, (b) by each director, (c) by the Chief Executive Officer and the other four most highly compensated executive officers serving on December 31, 1999 (the "Designated Executive Officers"), and (d) by all executive officers and directors of the Company as a group.

                                                                 NUMBER OF
                                                            SHARES BENEFICIALLY               PERCENT OF
NAME                                                             OWNED(1)                   CLASS OWNED(2)
------------------------------------------------------ ------------------------------ ---------------------------
Thomas R. Gay........................................         1,138,829 (3)                        4.5%
   5060 Shoreham Place
   Suite 300
   San Diego, CA 92122

Earl Gallegos........................................            10,000 (4)                           *
   4785 Nomad Drive
   Woodland Hills, CA 91364

Martin F. Kahn.......................................           120,893 (5)                         0.5%
   Cadence Information Associates
   767 Fifth Avenue
   43rd Floor
   New York, NY 10153

Jay D. Seid..........................................           560,279 (6)                        2.2%
   3 Bala Plaza East
   Suite 502
   Bala Cynwyd, PA 19004

Patrick A. Rivelli...................................           852,007 (7)                        3.4%
   Three Forest Plaza, Suite 935
   12221 Merit Dr.
   Dallas, TX 75251

Richard J. Freeman...................................         7,665,110 (8)                       30.5%
   Century Capital Management
   One Liberty Square
   Boston, MA 02109

James B. Currie......................................         4,093,382 (9)                       16.3%
   1200 Lakeside Drive
   Bannocburn, IL 60015

W. Edward Tyler......................................         4,093,382 (10)                      16.3%
   1200 Lakeside Drive
   Bannocburn, IL 60015

Century Capital Partners, L. P.......................         7,665,110 (11)                      30.5%
   Century Capital Management
   One Liberty Square
   Boston, MA 02109

Moore North America, Inc.............................         4,093,382                           16.3%
   1200 Lakeside Drive
   Bannocburn, IL 60015

Robert Boscamp.......................................            12,500 (12)                          *
   7403 W. Boston
   Chandler, AZ 85226

E. Stevens Hamilton..................................           116,667 (13)                       0.5%
   5060 Shoreham Place, #300
   San Diego, CA 92122

HCC Investments, Inc.................................         2,000,000 (14)                       8.4%

All current directors and executive officers as a                                                 57.4%
group (16 persons)...................................        11,723,533 (15)

------------------------------------

*Less than 0.l%.


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

(3) Includes 208,102 shares of Common Stock that Mr. Gay has the right to acquire upon the exercise of options and 68,893 shares of Common Stock that Mr. Gay has the right to acquire upon the exercise of warrants.

(4) Includes 10,000 shares of Common Stock which Mr. Gallegos has the right to acquire upon the exercise of stock options.

(5) Includes 436 shares of Common Stock held by Cadence Management, L.P. ("Cadence"), of which Mr. Kahn serves as the sole general partner, and 120,457 shares of Common Stock that Cadence has the right to acquire upon exercise of stock options.

(6)  Includes 327,586 shares of Common Stock beneficially owned by the Paul
     S. Bachow Co-Investment Fund, L.P., 210,000 shares Mr. Seid has the right to acquire upon the exercise of options and 22,693 share Mr. Seid has the right to acquire upon the exercise of warrants. Mr. Seid is a Managing Director of Bachow & Associates and has investment power with respect to the shares held by the Paul S. Bachow Co-Investment Fund, L.P.; however, Mr. Seid disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

(7) Includes 5,354 shares of Common Stock held jointly by Mr. Rivelli and his wife. Also includes 846,653 shares of Common Stock beneficially owned by Sunwestern Managers, Inc. Mr. Rivelli and James Silcock are the general partners of Sunwestern Investment Fund III, Sunwestern Cayman 1988 Partners and Mapleleaf Capital, Ltd., and are equal shareholders of Sunwestern Managers, Inc., the attorney in fact for Sunwestern Investment Fund III, Sunwestern Cayman 1988 Partners and Mapleleaf Capital, Ltd., having the power to vote and direct the voting of the shares held. Pursuant to Rule 13d-3 of the Securities Exchange Act of 1934, Mr. Rivelli may be deemed to share beneficial ownership with respect to the shares held by and for Sunwestern Investment Fund III, Sunwestern Cayman 1988 Partners and Mapleleaf Capital, Ltd.; however, Mr. Rivelli disclaims beneficial ownership except to the extent of his pecuniary interest therein.

(8) Includes 4,665,110 shares of Common Stock beneficially owned by Century Capital Partners, L. P. Mr. Freeman disclaims beneficial ownership of such shares. Mr. Freeman is a Vice President of Century Capital
     Partners, L. P. and has investment power with respect to the shares held.

(9) Includes 950,000 shares of Common Stock owned by Moore North America, Inc. and 3,143,382 shares Moore North America, Inc. has the right to acquire upon the exercise of convertible debt. Mr. Currie is Senior Vice President of Business Development of Moore Corporation Limited, the parent company of Moore North America, Inc. Mr. Currie disclaims beneficial ownership of such shares.

(10) Includes 950,000 shares of Common Stock owned by Moore North America, Inc. and 3,143,382 shares Moore North America, Inc. has the right to acquire upon the exercise of convertible debt. Mr. Tyler is President and Chief Executive Officer of Moore Corporation Limited, the parent company of Moore North America, Inc. Mr. Tyler disclaims beneficial ownership of such shares.

(11) Includes 1,317,135 shares of Common Stock owned by Century Capital Partners, L. P., 17,500 shares Century Capital Partners, L. P. has the right to acquire upon the exercise of options, 330,477 shares Century Capital Partners, L. P. has the right to acquire upon the exercise of warrants and 2,999,998 shares Century Capital Partners, L. P. has the right to acquire upon conversion of 202,564 shares of Series A and Series A-1 Preferred.

(12) Includes 12,500 shares of Common Stock Mr. Boscamp has the right to acquire upon exercise of options.

(13) Includes 116,667 shares of Common Stock Mr. Hamilton has the right to acquire upon exercise of options.

(14) Includes 1,250,000 shares of Common Stock that HCC Investments, Inc.
     has the right to acquire upon conversion of 125,000 shares of Preferred Series A-1 Stock. HCC Investments, Inc. also has beneficial ownership of 750,000 shares of Common Stock that the following trusts have the right to acquire upon conversion of 75,000 shares of Preferred Series A-1
     Stock:

     Trust Name                                    Preferred Series A-1 Stock
     -------------------------------------------------------------------------
     Hillman Fisher Childrens' Trust               10,720
     Hillman Simonds Childrens' Trust              10,720
     Hillman, Henry L. Jr. Childrens' Trust        10,720
     Hillman, Henry L. Trust U/A                   32,120
     Hillman, William Talbott Childrens' Trust     10,720


(15) Includes shares referred to in notes (3) through (13) above, 854,184 shares of Common Stock issuable upon exercise of options, and 3,565,445 shares of Common Stock issuable upon the exercise of warrants and convertible debt.

SERIES A PREFERRED

     The following table sets forth information regarding the beneficial ownership of the Company's Series A Preferred as of April 28, 2000 (a) by each stockholder who is known by the Company to own beneficially more than 5% of the outstanding Series A Preferred, (b) by each director, (c) by the Designated Executive Officers, and (d) by all executive officers and directors of the Company as a group.

                                                                 NUMBER OF
                                                            SHARES BENEFICIALLY             PERCENT OF CLASS
NAME(1)                                                          OWNED(2)                        OWNED
------------------------------------------------------ ------------------------------- -----------------------------
Century Capital Partners, L. P. .....................            102,564                          100%
  Century Capital Management
  One Liberty Square
  Boston, MA 02109

Richard J. Freeman ..................................            102,564 (3)                      100%
  Century Capital Management
  One Liberty Square
  Boston, MA 02109

All current directors and executive officers as a
group (16 persons)...................................            102,564 (3)                      100%

------------------------------------

(1) Unless listed in this table, no director or Designated Executive Officer has any beneficial ownership of shares of Series A Preferred.

(2) Unless otherwise noted, all of the shares shown are held by individuals or entities possessing sole voting and investment power with respect to such shares. These numbers include shares deemed beneficially owned by virtue of the right of a person to acquire them within 60 days, whether by the exercise of options or warrants.

(3) Includes 102,564 shares of Series A Preferred beneficially owned by Century Capital Partners, L.P. Mr. Freeman is a Vice President of Century Capital Partners, L.P. and has investment power with respect to the shares held; however, Mr. Freeman disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

SERIES A-1 PREFERRED

    The following table sets forth information regarding the beneficial ownership of the Company's Series A-1 Preferred as of April 28, 2000 (a) by each stockholder who is known by the Company to own beneficially more than 5% of the outstanding Series A-1 Preferred, (b) by each director, (c) by the Designated Executive Officers, and (d) by all executive officers and directors of the Company as a group.

                                                                 NUMBER OF
                                                            SHARES BENEFICIALLY               PERCENT OF CLASS
NAME(1)                                                           OWNED(2)                         OWNED
------------------------------------------------------ ------------------------------- -----------------------------
Century Capital Partners II, L. P. ..................            100,000                           26.3%
  Century Capital Management
  One Liberty Square
  Boston, MA 02109

Richard J. Freeman ..................................            100,000 (3)                       26.3%
  Century Capital Management
  One Liberty Square
  Boston, MA 02109

HCC Investments, Inc.                                            200,000 (4)                       52.6%

Western International Insurance Company                           80,000                           21.1%

Henry L. Hillman Trust U/A.                                       32,120                            8.5%

All current directors and executive officers as a                100,000 (3)                       26.3%
group (16 persons)...................................

------------------------------------

(1) Unless listed in this table, no director or Designated Executive Officer has any beneficial ownership of shares of Series A-1 Preferred.

(2) Unless otherwise noted, all of the shares shown are held by individuals or entities possessing sole voting and investment power with respect to such shares. These numbers include shares deemed beneficially owned by virtue of the right of a person to acquire them within 60 days, whether by the exercise of options or warrants.

(3) Includes 100,000 shares of Series A-1 Preferred beneficially owned by Century Capital Partners II, L.P. Mr. Freeman is a Vice President of Century Capital Partners II, L.P. and has investment power with respect to the shares held; however, Mr. Freeman disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

(4) Includes 75,000 shares of Preferred Series A-1 Stock owned by the following trusts:

     Trust Name                                   Preferred Series A-1 Stock
     -------------------------------------------------------------------------
     Hillman Fisher Childrens' Trust              10,720
     Hillman Simonds Childrens' Trust             10,720
     Hillman, Henry L. Jr. Childrens' Trust       10,720

     Hillman, Henry L. Trust U/A                  32,120
     Hillman, William Talbott Childrens' Trust    10,720

HCC Investments, Inc. has investment power with respect to the shares held by these trusts.

(5)  SERIES A-2 PREFERRED


     The following table sets forth information regarding the beneficial ownership of the Company's Series A-2 Preferred as of April 28, 2000 (a) by each stockholder who is known by the Company to own beneficially more than 5% of the outstanding Series A-2 Preferred, (b) by each director, (c) by the Designated Executive Officers, and (d) by all executive officers and directors of the Company as a group.

                                                                NUMBER OF
                                                           SHARES BENEFICIALLY               PERCENT OF CLASS
NAME(1)                                                          OWNED(2)                          OWNED
------------------------------------------------------ ------------------------------- -----------------------------
Century Capital Partners II, L. P. ..................            300,000                            100%
  Century Capital Management
  One Liberty Square
  Boston, MA 02109

Richard J. Freeman ..................................            300,000 (3)                        100%
  Century Capital Management
  One Liberty Square
  Boston, MA 02109

All current directors and executive officers as a                300,000 (3)                        100%
group (16 persons)...................................

------------------------------------

(1) Unless listed in this table, no director or Designated Executive Officer has any beneficial ownership of shares of Series A-2 Preferred.

(2) Unless otherwise noted, all of the shares shown are held by individuals or entities possessing sole voting and investment power with respect to such shares. These numbers include shares deemed beneficially owned by virtue of the right of a person to acquire them within 60 days, whether by the exercise of options or warrants.

(3) Includes 300,000 shares of Series A-2 Preferred beneficially owned by Century Capital Partners II, L.P. Mr. Freeman is a Vice President of Century Capital Partners II, L.P. and has investment power with respect to the shares held; however, Mr. Freeman disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

SERIES F PREFERRED


    The following table sets forth information regarding the beneficial ownership of the Company's Series F Preferred as of April 28, 2000 (a) by each stockholder who is known by the Company to own beneficially more than 5% of the outstanding Series F Preferred, (b) by each director, (c) by the Designated Executive Officers, and (d) by all executive officers and directors of the Company as a group.

                                                                     NUMBER OF
                                                                SHARES BENEFICIALLY              PERCENT OF
NAME(1)                                                               OWNED(2)                  CLASS OWNED
---------------------------------------------------------- ------------------------------- ------------------------
Finova Mezzanine Capital Inc.                                          2,500                       100.0%
500 Church Street, #200
Nashville, TN 37219

All current directors and executive officers
as a group (16 persons)..................................                0                             *

------------------------------------
*Less than 1%.

(1) No director or Designated Executive Officer has any beneficial ownership of shares of Series F Preferred.

(2) Unless otherwise noted, all of the shares shown are held by individuals or entities possessing sole voting and investment power with respect to such shares. These numbers include shares deemed beneficially owned by virtue of the right of a person to acquire them within 60 days, whether by the exercise of options or warrants.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

COMMON STOCK

    On July 27, 1999, December 2, 1999 and December 16, 1999 the Company issued 501,505, 250,000 and 198,495 shares respectively to Moore North America in connection with the acquisition of certain assets of Moore Corporation Limited and its subsidiary, Moore North America, Inc. known as Moore Data Management Services. W. Edward Tyler and James B. Currie, executive officers of Moore Corporation Limited, the parent company of Moore North America became directors of the Company after the closing of the Moore transaction.

SERIES A, A-1 AND A-2 CONVERTIBLE PREFERRED STOCK.

    On September 3, 1999 the Company sold 102,564 shares of Series A Convertible Preferred Stock to Century Capital Partners, L.P., a holder of more than five percent of the Company's voting securities, for an aggregate price of $5,000,000.

    On December 14, 1999 the Company sold 300,000 shares of Series A-1 Convertible Preferred Stock to Century Capital Partners, L.P., a holder of more than five percent of the Company's voting securities, for an aggregate price of $7,500,000.

    On December 14, 1999 the Company sold 100,000 shares of Series A-2 Convertible Preferred Stock to Century Capital Partners, L.P., a holder of more than five percent of the Company's voting securities, for an aggregate price of $2,500,000. Under the terms of the Stock Purchase Agreement, the holder of Series A Preferred Stock did not have voting rights or rights to convert the shares into shares of Common Stock. If the shares of Series A-2 Preferred Stock were not granted both conversion rights and voting rights by March 31, 2002, the holder of Series A-2 Preferred Stock would, at its option redeem for cash any portion after September 30, 2002. On April 14, 2000 a majority of the Company's Common and Preferred Shareholders elected to grant conversion and voting rights to the holder of Series A-2 Preferred Stock and, accordingly, redemption rights have been eliminated for these shares.

    On December 14, 1999 the Company issued a warrant to purchase 25,000 shares of Series A-2 Convertible Preferred Stock to Century Capital Partners, L.P. for $25 per share.

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

                                             VISTA INFORMATION SOLUTIONS, INC.
                                             (registrant)



Dated: April 28, 2000                        By: /s/ Thomas R. Gay
                                             ---------------------------------
                                             Thomas R. Gay
                                             (Chief Executive Officer)