Form 10QSB
period 2000-03-31
VISTA INFORMATION SOLUTIONS INC
filed 2000-05-15
CIK 888793

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                            -------------------------

                                   FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
                                       or
             [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ___________ TO____________.

                           COMMISSION FILE NO. 0-20312

                            -------------------------

                        VISTA INFORMATION SOLUTIONS, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                  DELAWARE                                 41-1293754
      (State or other jurisdiction of          (IRS Employer Identification No.)
       incorporation or organization)

  5060 SHOREHAM PLACE, #300, SAN DIEGO, CA                   92122
  (Address of principal executive offices)                 (Zip Code)

                                 (858) 450-6100
                           (Issuer's telephone number)


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, $.001 par value, 25,160,790 shares outstanding on May 11, 2000.

Transitional Small Business Format (check one) YES    NO X
                                                  ---   ---

                                      INDEX


PART I                 FINANCIAL INFORMATION                                                                    PAGE
------                                                                                                          ----
      ITEM 1.          FINANCIAL STATEMENTS

                       CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31,                  3
                       2000 (UNAUDITED) AND 1999 (UNAUDITED)

                       CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2000 (UNAUDITED) AND DECEMBER                 4-5
                       31, 1999

                       CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31,                6-7
                       2000 (UNAUDITED) AND 1999 (UNAUDITED)

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)                                    8-9

      ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS                                                    10-17


PART II.               OTHER INFORMATION

      ITEM 1.          LEGAL PROCEEDINGS                                                                          17

      ITEM 2.          CHANGES IN SECURITIES AND USE OF PROCEEDS                                                  17

      ITEM 3.          DEFAULTS UPON SENIOR SECURITIES                                                            16

      ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                        16

      ITEM 5.          OTHER INFORMATION                                                                          16

      ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K                                                           16

SIGNATURES                                                                                                        18

EXHIBIT INDEX                                                                                                     19


                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


VISTA INFORMATION SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------


                                                                                               MARCH 31,
                                                                              ---------------------------------------
                                                                                      2000                  1999
                                                                                              (UNAUDITED)
Net revenues                                                                  $         22,151      $          6,228
Cost of revenues                                                                        12,866                 1,239
                                                                              ----------------      ----------------
      Gross margin                                                                       9,285                 4,989

Operating expenses:
   Selling, general and administrative                                                   7,989                 5,005
   Research and development                                                                471                   299
   Depreciation and amortization                                                         1,054                   347
   Amortization of goodwill and acquired intangible assets                               1,354                   548
                                                                              ----------------      ----------------
      Total operating expenses                                                          10,868                 6,199
                                                                              ----------------      ----------------
Operating loss                                                                          (1,583)               (1,210)
Interest expense, net                                                                     (776)                 (178)
Other income (expense)                                                                     (24)                   (6)
                                                                              ----------------      ----------------
Net loss                                                                                (2,383)               (1,394)

Preferred stock dividends declared                                                         (75)                 (150)
Accretion of convertible preferred stock dividends                                           -                     -
                                                                              ----------------      ----------------
Net loss attributable to common stockholders                                  $         (2,458)     $         (1,544)
                                                                              ================      ================

Basic and diluted loss per common share                                       $          (0.10)     $          (0.10)

Weighted average common shares outstanding                                          25,132,389            15,786,764



         The accompanying notes to the consolidated financial statements are an integral part of these statements.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


VISTA INFORMATION SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)
--------------------------------------------------------------------------------


                                                                             MARCH 31,            DECEMBER 31,
                                                                        --------------------   -------------------
ASSETS                                                                          2000                   1999
                                                                            (unaudited)
Current assets:
   Cash                                                                 $             4,175    $            5,105
   Accounts receivable, net                                                           9,640                10,230
   Inventories                                                                          814                   799
   Other current assets                                                               5,369                 5,328
                                                                        --------------------   -------------------
      Total current assets                                                           19,998                21,462

Property, equipment and software, net                                                10,402                10,610

Other acquired assets, net                                                           15,801                16,750

Goodwill, net                                                                        22,052                22,236

Other assets, net                                                                     6,161                 6,594
                                                                        --------------------   -------------------

      Total assets                                                      $            74,414    $           77,652
                                                                        ====================   ===================


         The accompanying notes to the consolidated financial statements are an integral part of these statements.

VISTA INFORMATION SOLUTIONS, INC.

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------



                                                                             MARCH 31,            DECEMBER 31,
                                                                        --------------------   -------------------
LIABILITIES AND STOCKHOLDERS' EQUITY                                           2000                   1999
                                                                            (UNAUDITED)

Current liabilities:
   Current maturities of capital lease obligations                      $             850      $            827
   Working capital note                                                             7,486                 7,404
   Accounts payable                                                                 5,174                 6,061
   Deferred revenue                                                                 3,737                 4,407
   Other current liabilities                                                        6,459                 6,013
                                                                        --------------------   -------------------
      Total current liabilities                                                    23,706                24,712

Deferred revenue, long-term portion                                                 1,235                 1,370
Capital lease obligations, less current maturities                                    662                   735
Secured convertible note                                                           17,010                16,762
                                                                        --------------------   -------------------
Commitments and contingencies

Stockholders' equity:
Preferred stock, Series A, A-1 and A-2 convertible, par value $.001;
   liquidation value $20,145; 807,564 shares authorized; 782,564 shares
   issued and outstanding                                                               1                     1
Preferred stock, Series F convertible, par value $.001;
   liquidation value $2,500; 2,500 shares authorized, issued and
   outstanding                                                                          -                     -
Preferred stock, undesignated series, 102,436 shares authorized; none issued            -                     -
Common stock, par value $.001; 43,000,000 shares authorized; 25,166,330
   shares issued and outstanding                                                       25                    25
Additional paid-in capital                                                         89,160                88,974
Accumulated deficit                                                               (57,385)              (54,927)
                                                                        --------------------   -------------------
      Total stockholders' equity                                                   31,801                34,073
                                                                        --------------------   -------------------

      Total liabilities and stockholders' equity                        $          74,414      $         77,652
                                                                        ====================   ===================


         The accompanying notes to the consolidated financial statements are an integral part of these statements.

VISTA INFORMATION SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)
--------------------------------------------------------------------------------


                                                                                  MARCH 31,           MARCH 31,
                                                                              -----------------   -----------------
                                                                                    2000                1999
                                                                                            (UNAUDITED)
Cash Flows from Operating Activities
   Net loss                                                                $            (2,383)   $         (1,394)
   Adjustments to reconcile net loss to net cash provided
      by operating activities:
      Depreciation                                                                       1,054                 347
      Amortization of goodwill and acquired intangible assets                            1,354                 548
      Amortization of discount on debt                                                     330                   -
      Changes in assets and liabilities, net of effects of
         business acquisitions:
            Trade accounts receivable                                                      590                (326)
            Inventories                                                                    (15)                  -
            Prepaid expenses                                                              (171)               (350)
            Accounts payable                                                              (884)               (187)
            Deferred revenues                                                             (804)                 25
            Other current liabilities                                                      547                (322)
                                                                           --------------------   -----------------
Net cash used in operating activities                                                     (382)             (1,659)

Cash Flows from Investing Activities
   Decrease in lease receivables                                                           387                   -
   Purchases of equipment, furniture and software                                         (488)               (163)
   Net change in deposits and other assets                                                  34                 (36)
   Increase in intangible assets                                                          (221)                (29)
                                                                           --------------------   -----------------
Net cash used in investing activities                                                     (288)               (228)



         The accompanying notes to the consolidated financial statements are an integral part of these statements.

VISTA INFORMATION SOLUTIONS, INC.

(IN THOUSANDS)
--------------------------------------------------------------------------------


                                                                               MARCH 31,            MARCH 31,
                                                                           ------------------   ------------------
                                                                                 2000                 1999
                                                                             (UNAUDITED)
Cash Flows from Financing Activities
   Principal payments on long-term obligations                                          (249)              (1,245)
   Proceeds from long-term obligations                                                     -                   46
   Proceeds from exercise of stock options                                                64                  461
   Proceeds from note receivable for issuance of common stock                              -                2,500
   Distributions to partners                                                               -                 (94)
   Dividends on Series E and Series F Preferred Stock                                    (75)                (150)
                                                                           ---------------------------------------
Net cash (used in) provided by financing activities                                     (260)               1,518
                                                                           ---------------------------------------

Net decrease in cash                                                                    (930)                (369)

Cash, beginning of year                                                                5,105                  476
                                                                           ---------------------------------------
Cash, end of quarter                                                       $           4,175     $            107
                                                                           =======================================


         The accompanying notes to the consolidated financial statements are an integral part of these statements.

                        VISTA Information Solutions, Inc.

             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
                       THREE MONTHS ENDED MARCH 31, 2000
                                   (unaudited)
                 (in thousands, except share and per share data)

--------------------------------------------------------------------------------


1.  BASIS OF PRESENTATION

         The accompanying unaudited financial statements of VISTA Information Solutions, Inc. (VISTAinfo or the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, the interim financial statements include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the results for interim periods presented. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the operating results that will be achieved for the year or any other period. These statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

         The consolidated financial statements of VISTA Information Solutions, Inc. include the accounts of the Company and all majority-owned subsidiaries and all significant intercompany accounts and transactions have been eliminated in consolidation.

ACQUISITION OF GEOSURE, L.P.

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

ACQUISITION OF THE DATA  MANAGEMENT  DIVISION OF MOORE  CORPORATION
LIMITED

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

         In addition to the assumption of certain liabilities, the Company paid to Moore an aggregate of (i) 950,000 shares of the Company's common stock, par value $0.001 per share, (ii) a note payable in the principal amount of $18.7 million (the "Secured Convertible Note"), (iii) $20 million in cash and (iv) a secured short-term working capital note payable (discussed below). Moore retained the rights to certain trade accounts receivables and lease receivables from U.S. obligors of the DMS business (the "Retained Receivables") in conjunction with the working capital note payable as discussed below.

         The Company and Moore entered into a Working Capital Note (the "Working Capital Note"), pursuant to which Moore agreed to loan the Company the proceeds from the collection of the Retained Receivables, up to a maximum of $7.5 million. The Working Capital Note bore interest at the prime rate plus 1% with interest payable monthly in arrears beginning February 1, 2000. All amounts outstanding on this Working Capital Note were due on April 26, 2000, as amended. If all of the Retained Receivables had not been fully collected by Moore by April 26, 2000, the Company was to pay Moore any deficiency if the collections, less costs of collection, were less than $7.5 million and Moore was to pay the Company any excess if collections, less costs of collection, were more than $7.5 million. Due to the repurchase obligation by the Company of any remaining Retained Receivables on April 26, 2000, the Company recorded the aggregate value of the Retained Receivables of $7.5 million and the corresponding Working Capital Note of $7.5 million as of the acquisition date. As of May 8, 2000, the Working Capital Note had been in full with the proceeds from the financing from PNC Bank as discussed below.

2.    LOAN FROM PNC BANK

         On May 8, 2000, the Company entered into a credit agreement with PNC Bank to borrow up to $10 million. Borrowing availability under this agreement is based on the amount of eligible accounts receivable and cash flow from lease receivables. Borrowings bear interest at a rate equal to the Eurodollar rate and are due to be repaid on the earlier of the maturity date of the Secured Convertible Note or April 17, 2003. Proceeds from this loan have been used to retire the existing Working Capital Note from Moore.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis provides information that the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the financial statements and footnotes which appear elsewhere in this Report and the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

         This discussion and analysis contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, which are subject to the "safe harbor" created by those sections. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Report. Additionally, statements concerning future matters such as the features, benefits and advantages of the Company's products, the development of new products, enhancements or technologies, business and sales strategies, competition and facilities needs and other statements regarding matters that are not historical are forward-looking statements. Such statements are subject to certain risks and uncertainties discussed at the end of this section and the Company's actual future results could differ materially from those projected in the forward-looking statements as a result of several factors, including the business risks discussed below. The Company assumes no obligation to update the forward-looking statements. Readers are urged to review and consider carefully the various disclosures made by the Company in this Report, which attempts to advise interested parties of the risks and factors that may affect the Company's business, financial condition and results of operations. These risks are also discussed in more detail in the Company's report on Form 10-KSB for the year ended December 31, 1999.

         VISTAinfo provides information for making real-estate decisions to professionals and consumers throughout the United States and Canada. Effective December 17, 1999, the Company acquired the assets of Moore Data Management Services (the "DMS acquisition"). Subsequently, as of February 2000, the Company was reorganized into three operating units: RE/Commercial, RE/Professional and RE/Consumer. RE/Commercial provides environmental risk information to banks, engineers and consultants, flood information to banks, and insurance risk information to property and casualty insurance underwriters. RE/Professional provides software solutions, disclosure information and data management services to the real estate industry and home sellers. RE/Consumer provides property listing, risk and other information to potential home buyers through its network of internet sites.

         The Company, originally known as DataMap, Inc. ("DMI"), was founded in 1975 to develop geographic-demographic analysis tools and data for businesses. The Company focused its initial selling efforts for its database services on the insurance industry through a joint services arrangement with the Insurance Services Office, Inc. (ISO). In 1995, the Company changed its name from DataMap, Inc. to VISTA Information Solutions, Inc. after acquiring, through a wholly-owned subsidiary, VISTA Environmental Information, Inc. Since 1995, VISTAinfo has expanded its information assets and marketing channels through a series of acquisitions discussed below.

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

RESULTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2000 TO THE THREE
MONTHS ENDED MARCH 31, 1999

REVENUES

         Total revenues increased 256 percent from $6,228 for the three months ended March 31, 1999, to $22,151 for the three months ended March 31, 2000. This increase was primarily the result of the DMS acquisition in December 1999. During the three months ended March 31, 2000, revenues from the DMS business amounted to $16,050 or 75 percent of total revenues for the quarter. Non-DMS revenues for the first quarter of 2000 were $6,100 compared to 6,228 in the first quarter of 1999.

         Revenue during the first quarter of 2000 for the RE/Commercial, RE/Consumer and RE/Professional divisions were $5,177, $154 and $16,820 respectively.

GROSS MARGIN

         Gross margin during the first quarter of 2000 increased 86 percent from $4,989 for the three months ended March 31, 1999 to $9,285 for the three months ended March 31, 2000. Gross margin as a percentage of revenue decrease from 80 percent of revenue for the three months ended March 31, 1999 to 42 percent of revenue for the three months ended March 31, 2000. This increase in gross margin amounts and the decrease in the gross margin rate were attributable to the higher revenues and lower gross margin rates from the DMS acquisition. Gross margin rates on DMS and non-DMS revenue were 28 percent and 79 percent respectively.

         Gross margins during the first quarter of 2000 for the RE/Commercial, RE/Consumer and RE/Professional divisions were $4,175, $(125) and $5,235 respectively with gross margin rates of 81 percent, (81) percent and 31 percent respectively.

OPERATING EXPENSES

         Operating expenses during the first quarter of 2000 increased 75 percent from $6,199 for the three months ended March 31, 1999 to $10,868 for the three months ended March 31, 2000. This increase was attributable to expenses associated with the DMS operations which amounted to $5,501 in the first quarter of 2000. Non-DMS operating expenses decreased 7 percent, from $6,199 to $5,766 for the first quarters of 1999 and 2000, respectively. This decrease resulted from reduced expenses from the amortization of acquired intangible assets.

         Operating expenses during the first quarter of 2000, excluding depreciation and amortization, for the RE/Commercial, RE/Consumer and RE/Professional divisions were $2,749, $150 and $3,641 respectively.

INTEREST EXPENSE

         Interest expense increased 336 percent from $178 for the three months ended March 31, 1999 to $776 for the three months ended March 31, 2000. In December 1999, the Company borrowed $18,700 in the form of a Subordinated Convertible Note Payable and $7,500 in the form of a Working Capital Note from Moore Corporation Limited in connection with the DMS acquisition. Interest expense for the first quarter of 2000 attributable to the Subordinated Convertible Note Payable and the Working Capital Note was $565 and $159 respectively.

         The Company had no taxable income and, accordingly, recorded no provision for income taxes during the three months ended March 31, 2000 or March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities for the three months ended March 31, 2000 was $382 compared to net cash used in operating activities of $1,659 during the three months ended March 31, 1999. This decrease was primarily the result of increased collections of accounts receivable.

         Net cash used in investing activities for the three months ended March 31, 2000 was $288 compared to $228 for the three months ended March 31, 1999. The Company expects that investments in capitalized software development and equipment will increase in 2000 as it integrates and improves its various systems. This statement is forward-looking and is subject to risks and uncertainties including, but not limited to, the Company's ability to fund these projects from operations or to secure debt or equity financing.

         Net cash used in financing activities was approximately $260 during the three months ended March 31, 2000, compared to $1,518 net cash provided by financing activities during the three months ended March 31, 1999. In January 1999, the Company received $2,500 from the payment of a note receivable issued in connection with a private placement of Common Stock.

         In May 2000, the Company entered into a credit agreement with PNC Bank to borrow up to $10 million. Borrowing availability under this agreement is based on the amount of eligible accounts receivable and cash flow from lease receivables. Borrowings bear interest at a rate equal to the Eurodollar rate and are due to be repaid on the earlier of the maturity date of the Moore Subordinated Convertible Note Payable or April 17, 2003. Proceeds from this loan have been used to retire the existing working capital loan from Moore.

         The Company believes that the available borrowing facilities discussed above will be sufficient to fund its operations through 2000. Factors impacting this forward-looking statement are the levels of the Company's overall revenues and overhead expenses, changes in the Company's accounts receivable and accounts payable turnover, the costs incurred to acquire and integrate desired acquisitions and the financial conditions of acquired businesses. If revenues do not meet expectations, the Company may need to raise additional debt or equity financing to meet its operating capital needs. In addition, the Company may need to raise additional capital in the future to meet various strategic growth, acquisition and research and development initiatives, as well as required, payments on outstanding indebtedness. There can be no assurance that the Company will be able to obtain any required additional funding on satisfactory terms, if at all. If the additional funding is not obtained, the Company will seek alternative sources of debt and/or equity financing and, to the extent necessary, will reduce overhead expenditures or defer or cancel certain initiatives.

RISK FACTORS

         IN ADDITION TO THE OTHER INFORMATION IN THIS REPORT, THE FOLLOWING FACTORS (AS WELL AS OTHER FACTORS NOT LISTED) HAVE THE POTENTIAL TO MATERIALLY AFFECT THE COMPANY'S FUTURE OPERATIONS.

NEED TO INTEGRATE ACQUISITIONS.

         The Company has engaged in a number of acquisitions and may continue to do so. Many of these acquisitions require substantial integration with existing operations to realize their expected returns on investment. Integration includes, among other things, absorption of administrative functions that are eliminated from the acquired company, combining sales and marketing activities with existing departments and standardizing technological systems across business units. Failure to execute business integrations successfully may result in increased costs, customer attrition, losses of key personnel and decreases in revenue, and would have a material impact on the operating results of the Company.

THE COMPANY HAS SUSTAINED LOSSES IN THE PAST AND THE COMPANY MAY SUSTAIN LOSSES IN THE FUTURE.

      The Company has experienced operating losses during the three months ended March 31, 2000 and during the year ended December 31, 1999. The Company's cumulative losses as of March 31, 2000 were approximately $57 million. The Company may not be able to achieve or maintain profitable operations and generate positive cash flows.

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

THE COMPANY MAY NOT BE ABLE TO SUCCESSFULLY COMPETE IN THE HIGHLY
COMPETITIVE ENVIRONMENTAL AND GEOGRAPHIC INFORMATION SYSTEMS
MARKET.

      Technological advances in computer software and hardware have reduced the barriers to entry into the environmental and the geographic information systems industries in which the Company competes. In particular, the rapid expansion of the Internet creates a substantial new channel for distributing geographic information to the market, and a new avenue for future entrants to the environmental information industry. The Company may not be successful using this new channel. The Company's markets are highly competitive and many of the Company's potential competitors have substantially greater capital resources, research and development capabilities, and marketing resources and experience than the Company, particularly with respect to geographic information systems. The Company's products and services may not be widely accepted in the commercial marketplace. Competitive factors may reduce revenues or margins, which could have a material adverse effect on the Company and the Company's operating results and financial condition.

      IN ORDER TO COMPETE EFFECTIVELY IN THE ENVIRONMENTAL AND GEOGRAPHIC INFORMATION SYSTEMS MARKET THE COMPANY NEEDS TO DEVELOP NEW TECHNOLOGIES AND PRODUCTS THAT ARE ACCEPTABLE TO THE COMPANY'S CUSTOMERS.

      The market for the Company's products is characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. The Company's success will depend to a substantial degree upon the Company's ability to develop and introduce in a timely fashion enhancements to the its existing products and new products that meet changing customer requirements and emerging industry standards. The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. The Company may not be able to identify, develop, produce, market or support new products successfully, such new products may not gain market acceptance and the Company may not be able to respond effectively to technological changes, emerging industry standards or product announcements by competitors. The Company may not be able to introduce product enhancements or new products on a timely basis. Furthermore, from time to time, the Company may announce new products, capabilities or technologies that have the potential to replace or shorten the life cycle of existing product offerings. Announcements of product enhancements or new product offerings could cause customers to defer purchasing the Company's existing products. Failure to introduce new products or product enhancements effectively and on a timely basis, customer delays in purchasing products in anticipation of new product introductions and any inability to respond effectively to technological changes, emerging industry standards or product announcements by competitors could have a material adverse effect on the Company's business, operating results and financial condition.

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

THE COMPANY'S PRODUCT COULD CREATE A SIGNIFICANT LIABILITY FOR THE
COMPANY.

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

ACCESS TO FREE INFORMATION ON THE INTERNET COULD AFFECT THE MARKETABILITY OF THE COMPANY'S SERVICES AND ITS CUSTOMERS' SERVICES.

      The Company's MLS Systems customers provide real estate listing information to real estate brokers and agents who use this information to market and search for real estate properties for their clients. A number of Internet services (including Cyberhomes) provide free listing information directly to consumers at little or no cost. These services generally contract with MLS's for this property data or accept listed property information directly from the home seller. If this new information medium develops in a way that causes sellers and purchasers to tend to require fewer services from brokers and agents, fee revenue from real estate professionals to MLS's could be adversely impacted. This could adversely affect the value of the Company's contracts with MLS's and the Company's revenues and gross margins.

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

THE COMPANY'S INTELLECTUAL PROPERTY MAY BE INADEQUATELY PROTECTED.

      The Company's future success depends, in large part, upon the Company's proprietary technology. Although the Company believes that the database design and data encoding methodologies may have potential for software patent protection, to date it does not hold any patents, has made no patent applications, and currently relies on a combination of contractual rights, both registered and unregistered trade and service marks and other copyright laws to establish and protect the its proprietary rights. The steps the Company has taken to protect intellectual property may be inadequate to prevent misappropriation of its technology. Also, the Company's competitors may independently develop technologies that are substantially equivalent or superior to the existing technology. In the event that protective measures are not successful, the Company's business, operating results and financial condition could be materially and adversely affected. The Company is also subject to the risk of adverse claims and litigation alleging infringement of intellectual property rights of others. Third parties may assert infringement claims in the future with respect to the Company's current or future products and any such claims may result in litigation, regardless of the merits of such claims. Any necessary licenses may not be available and, if available, such licenses may not be obtained on commercially reasonable terms. Any litigation with respect to intellectual property claims could be extremely expensive and time consuming and could have a material adverse effect on the Company's business, operating results and financial condition, regardless of the outcome of such litigation.

THE HOLDERS OF THE COMPANY'S PREFERRED STOCK HAVE SUPERIOR RIGHTS
AND PREFERENCES.

      The Company has outstanding 102,564 shares of the Company's Series A Preferred, 380,000 shares of Series A-1 Preferred, 300,000 shares of Series A-2 Preferred and 2,500 shares of Series F Preferred, all of which provide the holders of such shares with rights and preferences superior to those of holders of the Company's common stock. The holders of these series of preferred stock are, or may be entitled to, dividends and distributions payable with respect to the number of shares of common stock into which the preferred stock is convertible, and would be entitled to receive such dividends or distributions prior to payment of any such dividends or distributions to the holders of common stock. The holders of preferred stock are also entitled to preferential payment in the event that the Company is liquidated. The Company must obtain the consent of the preferred shareholders as one or separate classes prior to certain events. These superior rights and preferences could adversely affect the holders of shares of the Company's common stock.

THE COMPANY MAY NOT BE ABLE TO RETAIN KEY TECHNICAL AND MANAGEMENT
PERSONNEL.

         The Company's future success is highly dependent on the continued performance of the Company's key management and technical personnel. There is a high demand for skilled personnel, specifically in the software development and information technology professions. The loss of the services of any of the Company's key employees could have an adverse effect. The Company does not maintain key-man life insurance policies with respect to the Company's key management or personnel. Furthermore, changes in existing technology or customer demand for alternate technologies could create the need for additional technical personnel. The Company's future success will also depend in part upon the Company's ability to attract and retain additional highly qualified management, technical and marketing personnel.

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

THE SALE OF A LARGE BLOCK OF SHARES OF THE COMPANY'S COMMON STOCK MAY ADVERSELY AFFECT THE COMPANY'S STOCK PRICE.

      Sales of a substantial number of shares of the Company's common stock in the public market would adversely affect the market price for the Company's common stock. As of March 27, 2000, the Company had approximately 25 million shares of common stock outstanding. A substantial majority of these shares are freely tradable. In addition to the shares currently outstanding and the shares being offered hereby, approximately 13 million shares of common stock may be issued upon exercise of outstanding options and warrants or upon exchange or conversion of debt and other securities originally issued in private transactions. Such additional shares, if issued, would generally be eligible for resale in the public market without restriction or pursuant to the restrictions of Rule 144. The Company currently has both "piggy-back" and demand registration rights outstanding with respect to shares of outstanding common stock as well as shares of common stock issuable upon the exercise of certain warrants and the subsequent conversion thereof into common stock, and shares of common stock issuable pursuant to the conversion of the company's Preferred Stock, subordinated debt and subordinated convertible debentures. The registration and public sale of such shares could adversely affect the market price of the Company's common stock.

THE COMPANY'S STOCK PRICE FLUCTUATES SIGNIFICANTLY.

      During the year ended December 31, 1999, the Company's common stock traded between a low of $2.63 per share and a high of $14.75 per share. The market price for the Company's common stock has been, and may continue to be highly volatile depending on various factors including, among others, the Company's consolidated operating results, expectations of analysts and other investment groups, general conditions in the computer and other electronic equipment industries, announcements of technological innovations or new products, the Company's competitors or the Company's customers, and the market for similar securities, which market is subject to various pressures. In addition, the stock market is subject to price and volume fluctuations unrelated to the Company's operating performance.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

          At a Special Meeting of Stockholders held on April 14, 2000, the stockholders offered the grant of voting and conversion rights to the shares of Series A-2 Convertible Preferred Stock. As a result of gaining voting and conversion rights, the holders of Series A-2 Convertible Preferred Stock no longer have the right to require the Company to redeem those shares.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5.  OTHER INFORMATION
None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
   a)    Exhibits:

         The exhibits to this Form 10-QSB are listed in the Exhibit Index on page 17 of this Report.

   b)    Reports on Form 8-K.

         The registrant filed a current report on Form 8-K dated January 3, 2000 which was amended on February 14, 2000. Under Item 2, the registrant reported the acquisition of DMS.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                               VISTA INFORMATION SOLUTIONS, INC.

                                                          (REGISTRANT)


Date: May 15, 2000                             By    /s/ Neil A. Johnson
                                                  -----------------------------
                                                  Neil A. Johnson
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)

Date: May 15, 2000                             By    /s/ Brian Dean Conn
                                                  -----------------------------
                                                  Brian Dean Conn
                                                  Controller
                                                  (Principal Accounting Officer)

EXHIBIT INDEX


Exhibit
Number                                   Description                                  Location
------                                   -----------                                  --------
3.1                                      Certificate of Incorporation..........       Incorporated by reference to the
---                                                                                   Company's definitive Proxy Statement
                                                                                      filed February 17, 1998

3.2                                      By-laws...............................       Incorporated by reference to the
---                                                                                   Company's definitive Proxy Statement
                                                                                      filed February 17, 1998

27.1                                     Financial Data Schedule...............       Filed electronically
----
