Form 10QSB
period 2000-06-30
VISTA INFORMATION SOLUTIONS INC
filed 2000-08-14
CIK 888793

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                    ----------------------------------------

                                   FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
                                       or
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM _________ TO __________.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO__

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, $.001 par value, 25,557,642 shares outstanding on August 10, 2000.

Transitional Small Business Format (check one) YES  __ NO X






        The accompanying notes to the consolidated financial statements are an integral part of these statements.

                                      INDEX

                                                                                                               PAGE
                                                                                                               ----
           PART I      FINANCIAL INFORMATION

           ITEM 1.     FINANCIAL STATEMENTS

                       CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED                    3
                       JUNE 30, 2000 (UNAUDITED) AND 1999 (UNAUDITED)

                       CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2000 (UNAUDITED) AND DECEMBER                  4-5
                       31, 1999

                       CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30,                   6-7
                       2000 (UNAUDITED) AND 1999 (UNAUDITED)

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)                                    8-9

           ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS                                                    10-16


          PART II.     OTHER INFORMATION

           ITEM 1.     LEGAL PROCEEDINGS                                                                          17

           ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS                                                  17

           ITEM 3.     DEFAULTS UPON SENIOR SECURITIES                                                            17

           ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                        17

           ITEM 5.     OTHER INFORMATION                                                                          17

           ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                                                           17

SIGNATURES                                                                                                        18

EXHIBIT INDEX                                                                                                     19



               The accompanying notes to the financial statements
                   are an integral part of these statements.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


VISTA INFORMATION SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
-------------------------------------------------------------------------------

                                                            THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                  JUNE 30,                             JUNE 30,
                                                    ------------------------------------ -----------------------------------
                                                            2000             1999                2000             1999
                                                    ------------------------------------ -----------------------------------
                                                                  (UNAUDITED)                          (UNAUDITED)
Net revenues                                        $          21,710 $           6,725  $          43,861 $         12,953
Cost of revenues                                               12,481             1,251             25,347            2,490
                                                    ------------------------------------ -----------------------------------
  Gross margin                                                  9,229             5,474             18,514           10,463

Operating expenses:
  Selling, general and administrative                           8,297             5,671             16,286           10,676
  Research and development                                        605               246              1,076              545
  Depreciation and amortization                                 1,031               890              2,085              855
  Amortization of goodwill and
    acquired intangible assets                                  1,332                                2,686              930
                                                    ------------------------------------ -----------------------------------
      Total operating expenses                                 11,265             6,807             22,133           13,006
                                                    ------------------------------------ -----------------------------------

Operating loss                                                 (2,036)           (1,333)            (3,619)          (2,543)
Interest expense, net                                            (806)             (184)            (1,582)            (362)
Other income (expense)                                            211               (15)               187              (21)
                                                    ------------------------------------ -----------------------------------

Net loss                                                       (2,631)           (1,532)            (5,014)          (2,926)

Preferred stock dividends declared                                (75)             (100)              (150)            (250)

Net loss attributable to common stockholders        $          (2,706)$          (1,632) $          (5,164)$         (3,176)
                                                    ==================================== ===================================

Basic and diluted loss per common share             $           (0.11)$           (0.09) $           (0.20)$          (0.19)

Weighted average common shares outstanding                 25,316,675        17,995,804         25,219,816       17,024,290



        The accompanying notes to the consolidated financial statements are an integral part of these statements.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


VISTA INFORMATION SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
------------------------------------------------------------------------------

                                                                             JUNE 30,             DECEMBER 31,
                                                                        --------------------   -------------------
                                                                               2000                   1999
                                                                            (UNAUDITED)
ASSETS
  Current assets:
  Cash                                                                  $             2,111    $            5,105
  Accounts receivable, net                                                           10,274                10,230
  Inventories                                                                         1,056                   799
  Other current assets                                                                5,083                 5,328
                                                                        --------------------   -------------------
    Total current assets                                                             18,524                21,462

Property, equipment and software, net                                                10,212                10,610

Other acquired assets, net                                                           14,845                16,750

Goodwill, net                                                                        22,011                22,236

Other assets, net                                                                     5,665                 6,594
                                                                        --------------------   -------------------

    Total assets                                                        $            71,257    $           77,652
                                                                        ====================   ===================


        The accompanying notes to the consolidated financial statements are an integral part of these statements.

VISTA INFORMATION SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEET - CONTINUED
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
-------------------------------------------------------------------------------

                                                                                           JUNE 30,           DECEMBER 31,
                                                                                       ------------------  -------------------
                                                                                              2000                1999
                                                                                          (UNAUDITED)
Liabilities and Stockholders' Equity
  Current liabilities:
  Current maturities of capital lease obligations                                       $            842    $             827
  Working capital note                                                                                 -                7,404
  Accounts payable                                                                                 6,131                6,061
  Deferred revenue                                                                                 4,843                4,407
  Other current liabilities                                                                        5,710                6,013
                                                                                       ------------------  -------------------
    Total current liabilities                                                                     17,526               24,712

Deferred revenue, long-term portion                                                                1,063                1,370
Capital lease obligations, less current maturities                                                   620                  735
Note payable to bank                                                                               5,149
Secured convertible note                                                                          17,257               16,762
                                                                                       ------------------  -------------------
Commitments and contingencies

Stockholders' equity:
Preferred stock, Series A, A-1 and A-2 convertible, par value $.001; liquidation
   value $20,583; 845,000 shares authorized; 782,564 shares issued and outstanding                     1                    1
Preferred stock, Series F convertible, par value $.001; liquidation value $2,500;
  2,500 shares authorized, issued and outstanding                                                      -                    -
Preferred stock, undesignated series, 102,436 shares authorized; none issued                           -                    -
Common stock, par value $.001; 70,000,000 shares authorized; 25,166,330
  and 25,056,328 shares issued and outstanding in 2000 and 1999, respectively                         25                   25
Additional paid-in capital                                                                        89,851               88,974
Cumulative translation adjustment                                                                   (145)
Accumulated deficit                                                                              (60,090)             (54,927)
                                                                                       ------------------  -------------------
    Total stockholders' equity                                                                    29,642               34,073
                                                                                       ------------------  -------------------

    Total liabilities and stockholders' equity                                          $         71,257    $          77,652
                                                                                       ==================  ===================



        The accompanying notes to the consolidated financial statements are an integral part of these statements.

VISTA INFORMATION SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
-------------------------------------------------------------------------------

                                                                                   SIX MONTHS ENDED
                                                                               JUNE 30,        JUNE 30,
                                                                           ---------------   -------------
                                                                                2000             1999
                                                                                       (UNAUDITED)
Cash Flows from Operating Activities
  Net loss                                                                   $      (5,014)   $     (2,926)
  Adjustments to reconcile net loss to net cash provided
    by (used in) operating activities:
    Depreciation and amortization                                                    2,085             855
    Amortization of goodwill and acquired intangible assets                          2,686             930
    Value of common stock contributed to employee benefit plan                         324               -
    Amortization of discount on debt                                                   591               -
    Changes in assets and liabilities, net of effects of
      business acquisitions:
        Trade accounts receivable                                                      (44)            177
        Lease receivables                                                              875               -
        Inventories                                                                   (256)              -
        Prepaid expenses                                                              (102)             60
        Accounts payable                                                                73             (22)
        Deferred revenues                                                              130             (82)
        Other current liabilities                                                     (168)            (69)
                                                                           ---------------   -------------
Net provided by (cash used) in operating activities                                  1,180          (1,077)

Cash Flows from Investing Activities
  Purchases of equipment, furniture and software                                      (969)         (1,014)
  Net change in deposits and other assets                                               99             (91)
  Increase in intangible assets                                                       (236)              -
                                                                           ---------------   -------------
Net cash used in investing activities                                               (1,106)         (1,105)



        The accompanying notes to the consolidated financial statements are an integral part of these statements.

VISTA INFORMATION SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(IN THOUSANDS)
-------------------------------------------------------------------------------

                                                                                     SIX MONTHS ENDED
                                                                              JUNE 30,                JUNE 30,
                                                                        ---------------------   ---------------------
                                                                                2000                    1999
                                                                                        (UNAUDITED)
Cash Flows from Financing Activities
  Principal payments on long-term obligations                                         (7,999)                 (6,006)
  Proceeds from long-term obligations                                                  5,149                   5,054
  Proceeds from exercise of stock options                                                 77                     627
  Proceeds from note receivable for issuance of common stock                               -                   2,500
  Distributions to partners                                                                -                    (94)
  Net change in cumulative translation adjustment                                       (145)
Dividends on Series E and Series F Preferred Stock                                      (150)                   (250)
                                                                        ---------------------   ---------------------
Net cash (used in) provided by financing activities                                   (3,068)                  1,831
                                                                        ---------------------   ---------------------

Net decrease in cash                                                                  (2,994)                   (351)

Cash, beginning of period                                                              5,105                     476
                                                                        ---------------------   ---------------------
Cash, end of year                                                       $              2,111    $                125
                                                                        =====================   =====================

                        VISTA Information Solutions, Inc.

             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
                 THREE MONTHSAND SIX MONTHS ENDED JUNE 30, 2000
                                   (unaudited)
                 (in thousands, except share and per share data)

-------------------------------------------------------------------------------

1.       BASIS OF PRESENTATION

         The accompanying unaudited financial statements of VISTA Information Solutions, Inc. (VISTAinfo or the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, the interim financial statements include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the results for interim periods presented. Operating results for the three months and six months ended June 30, 2000 are not necessarily indicative of the operating results that will be achieved for the year or any other period. These statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

         The consolidated financial statements of VISTA Information Solutions, Inc. include the accounts of the Company and all majority-owned subsidiaries and all significant intercompany accounts and transactions have been eliminated in consolidation.

ACQUISITION OF GEOSURE, L.P.

         On January 14, 1999, the Company exchanged 2,590,000 shares of the Company's Common Stock, par value $0.001 per share, for all of the outstanding partnership interests of GeoSure, L.P. (GeoSure) in an acquisition accounted for as a pooling-of-interests. GeoSure provides environmental risk and due diligence information and is a party to a 99-year license agreement with the Sanborn Company to distribute Sanborn fire insurance maps. GeoSure also owns all of the shares of National Research Center, LLC (NRC), a provider of flood determination information, and a majority interest in National Research Center Insurance Services, Inc. (NIS), a provider of flood insurance services.

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

         The Company and Moore entered into a Working Capital Note (the "Working Capital Note"), pursuant to which Moore agreed to loan the Company the proceeds from the collection of the Retained Receivables, up to a maximum of $7.5 million. The Working Capital Note bore interest at the prime rate plus 1% with interest payable monthly in arrears beginning February 1, 2000. All amounts outstanding on this Working Capital Note were due on April 26, 2000, as amended. If all of the Retained Receivables had not been fully collected by Moore by April 26, 2000, the Company was to pay Moore any deficiency if the collections, less costs of collection, were less than $7.5 million and Moore was to pay the Company any excess if collections, less costs of collection, were more than $7.5 million. Due to the repurchase obligation by the Company of any remaining Retained Receivables on April 26, 2000, the Company recorded the aggregate value of the Retained Receivables of $7.5 million and the corresponding Working Capital Note of $7.5 million as of the acquisition date. As of May 3, 2000, the Working Capital Note had been paid in full with the proceeds from the financing from PNC Bank as discussed below.

2.         LOAN FROM PNC BANK

         On May 3, 2000, the Company entered into a credit agreement with PNC Bank to borrow up to $10 million. Borrowing availability under this agreement is based on the amount of eligible accounts receivable and cash flow from lease receivables. Borrowings bear interest at a rate equal to the prime rate and are due to be repaid on the earlier of the maturity date of the Secured Convertible Note or April 17, 2003. A portion of the proceeds from this loan have been used to retire the Working Capital Note from Moore discussed above.

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

RESULTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 TO THE THREE AND SIX MONTHS ENDED JUNE 30, 1999

REVENUES
         Total revenues increased 223 percent from $6,725 for the three months ended June 30, 1999, to $21,710 for the three months ended June 30, 2000 and increased 239 percent from $12,953 for the six months ended June 30, 1999 to $43,861 for the six months ended June 30, 2000. This increase in revenues was primarily the result of the DMS acquisition in December 1999. During the three months ended June 30, 2000, revenues from the DMS business amounted to $15,185 or 70 percent of total revenues for those periods, respectively. Non-DMS revenues for the second quarter of 2000 were $6,525 compared to $6,725 in the second quarter of 1999.

         Revenues for the RE/Commercial, RE/Consumer and RE/Professional divisions were $5,436, $158 and $16,116, respectively, in the second quarter and $10,613, $312 and $32,936, respectively, for the six months ended June 30, 2000.

GROSS MARGIN
          Gross margin increased 69 percent from $5,474 for the three months ended June 30, 1999, to $9,229 for the three months ended June 30, 2000 and increased 77 percent from $10,463 for the six months ended June 30, 1999 to $18,514 for the six months ended June 30, 2000. Gross margin as a percentage of revenue decreased from 81 percent of revenue for the three months ended June 30, 1999 to 43 percent of revenue for the three months ended June 30, 2000 and decreased from 81 percent of revenue for the six months ended June 30, 1999 to 42 percent of revenue for the six months ended June 30, 2000. This increase in gross margin amounts are primarily attributable to revenues from the DMS acquisition, which typically may have lower gross margin rates. Gross margin rates for the second quarter of 2000 on DMS and non-DMS revenue were 26 percent and 80 percent, respectively.

         Gross margins for the RE/Commercial, RE/Consumer and RE/Professional divisions in the second quarter were $4,230, $(86) and $5,085 respectively with gross margin rates of 78 percent, (67) percent and 32 percent respectively and 8,405, (211) and 10,320, respectively with gross margin rates of 79 percent,
(68) percent and 31 percent, respectively, for the six months ended June 30, 2000.

OPERATING EXPENSES
         Operating expenses increased 65 percent from $6,807 for the three months ended June 30, 1999 to $11,265 for the three months ended June 30, 2000 and increased 70 percent from $13,006 for the six months ended June 30, 1999 to $22,133 for the six months ended June 30, 2000. This increase was attributable to expenses associated with the DMS operations which amounted to $3,913 and $7,769 in the three and six months ended June 30, 2000. Non-DMS operating expenses decreased 12 percent, from $6,807 to $6,019 for the second quarter of 1999 and 2000, respectively. This decrease resulted from reduced expenses from the amortization of acquired intangible assets.

         Operating expenses, excluding corporate overhead costs, depreciation and amortization, for the RE/Commercial, RE/Consumer and RE/Professional divisions in the second quarter were $2,404, $865 and $3,127, respectively, and $5,153, $1,015 and $6,768, respectively for the six months ended June 30, 2000.

INTEREST EXPENSE
         Interest expense increased $622 or 338 percent from $184 for the three months ended June 30, 1999 to $806 for the three months ended June 30, 2000 and increased $1,220 or 337 percent from $362 for the six months ended June 30, 1999 to $1,582 for the six months ended June 30, 2000. In December 1999, the Company borrowed $18,700 in the form of a Subordinated Convertible Note Payable and $7,500 in the form of a Working Capital Note from Moore Corporation Limited in connection with the acquisition of DMS. Interest expense attributable to the Subordinated Convertible Note Payable and the Working Capital Note during the second quarter of 2000 was $565 and $170 respectively, which includes the amount of the amortization of the discount on these respective notes payable.

           The Company had no taxable income and, accordingly, recorded no provision for income taxes during the three and six months ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities for the six months ended June 30, 2000 was $1,120 compared to net cash used in operating activities of $1,077 during the six months ended June 30, 1999. This increase was primarily the result of increases in profitability exclusive of certain non-cash charges.

         Net cash used in investing activities for the six months ended June 30, 2000 was $1,106 compared to $1,105 for the six months ended June 30, 1999.

         Net cash used in financing activities primarily to reduce exisiting debt, was approximately $3,068 during the six months ended June 30, 2000, compared to $1,831 of net cash provided by financing activities during the six months ended June 30, 1999. In January 1999, the Company received $2,500 from the payment of a note receivable issued in connection with a private placement of Common Stock.

         In May 2000, the Company entered into a credit agreement with PNC Bank to borrow up to $10 million. Borrowing availability under this agreement is based on the amount of eligible accounts receivable and cash flow from lease receivables. Borrowings bear interest at a rate equal to the prime rate and are due to be repaid on the earlier of the maturity date of the Moore Subordinated Convertible Note Payable or April 17, 2003. A portion of the proceeds from this note were used to retire the $7.5 million working capital loan from Moore.

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

THE COMPANY HAS SUSTAINED LOSSES IN THE PAST AND THE COMPANY MAY SUSTAIN LOSSES IN THE FUTURE.
      The Company has experienced operating losses during the six months ended June 30, 2000 and during the year ended December 31, 1999. The Company's cumulative losses as of June 30, 2000 were approximately $60 million. The Company may not be able to achieve or maintain profitable operations and generate positive cash flows.

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

THE SALE OF A LARGE BLOCK OF SHARES OF THE COMPANY'S COMMON STOCK MAY ADVERSELY AFFECT THE COMPANY'S STOCK PRICE.

Sales of a substantial number of shares of the Company's common stock in the public market would adversely affect the market price for the Company's common stock. As of June 30, 2000, the Company had approximately 25 million shares of common stock outstanding. A substantial majority of these shares are freely tradable. In addition to the shares currently outstanding, approximately 13 million shares of common stock may be issued upon exercise of outstanding options and warrants or upon exchange or conversion of debt and other securities originally issued in private transactions. Such additional shares, if issued, would generally be eligible for resale in the public market without restriction or pursuant to the restrictions of Rule
144. The Company currently has both "piggy-back" and demand registration rights outstanding with respect to shares of outstanding common stock as well as shares of common stock issuable upon the exercise of certain warrants and the subsequent conversion thereof into common stock, and shares of common stock issuable pursuant to the conversion of the company's Preferred Stock, subordinated debt and subordinated convertible debentures. The registration and public sale of such shares could adversely affect the market price of the Company's common stock.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         On April 14, 2000, the Company held a special meeting of shareholders to consider a proposal to: i)amend the Certificate of Incorporation to increase the number of shares of authorized Common Stock to 70 million, ii)provide conversion and voting rights to the holders of Series A-2 Preferred Stock, thereby eliminating redemption rights for those shares and iii)amend the Certificate of Incorporation to delete the designations and related descriptions of the rights and preferences of four series of preferred stock that have been completely converted to common stock.

   These proposals received the following number of votes:

                                                                   For         Against      Abstain      Unvoted
   i)     Increase authorized shares                           20,753,569     1,060,875      31,063     3,777,029
   ii)    Conversion and voting rights                         13,230,284       851,242      27,558    11,513,452
   iii)   Delete rights and preferences of Series A-2
          holders                                              21,456,129       171,559      37,663     3,957,185


ITEM 5.  OTHER INFORMATION
None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
   a)    Exhibits:

         The exhibits to this Form 10-QSB are listed in the Exhibit Index on page 19 of this Report.

   b)    Reports on Form 8-K.

         None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 VISTA INFORMATION SOLUTIONS, INC.
                                                      (REGISTRANT)


Date: August 14, 2000           By    /s/NEIL A. JOHNSON
                                  ------------------------------
                                      Neil A. Johnson
                                      Executive Vice President Chief Financial
                                      Officer
                                      (Principal Financial Officer)

Date: August 14, 2000           By    /s/BRIAN DEAN CONN
                                  ------------------------------
                                      Brian Dean Conn
                                      Controller
                                      (Principal Accounting Officer)

EXHIBIT INDEX

EXHIBIT
NUMBER               DESCRIPTION                            LOCATION
-------              -----------                            --------
3.1                  Restated Certificate of Incorporation. Filed Herewith

3.2                  By-laws............................... Incorporated by reference to the
                                                            Company's definitive Proxy Statement
                                                            filed February 17, 1998

27.1                 Financial Data Schedule............... Filed electronically