Form 10QSB
period 2000-09-30
VISTA INFORMATION SOLUTIONS INC
filed 2000-11-14
CIK 888793

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                                                         or
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ___________ TO ____________.

                          COMMISSION FILE NO. 0-20312

                              ---------------------

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, $.001 par value, 25,681,478 shares outstanding on November 10, 2000.

Transitional Small Business Format (check one) YES     NO  X
                                                   ---    ---

                                                                     INDEX

       PART I          FINANCIAL INFORMATION                                                                    PAGE
       ------                                                                                                   ----
           ITEM 1.     FINANCIAL STATEMENTS

                       CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED                   3
                       SEPTEMBER 30, 2000 (UNAUDITED) AND 1999 (UNAUDITED)

                       CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2000 (UNAUDITED) AND                      4-5
                       DECEMBER 31, 1999

                       CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER                 6-7
                       30, 2000 (UNAUDITED) AND 1999 (UNAUDITED)

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)                                    8-9

           ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS                                                    10-17


       PART II.        OTHER INFORMATION

           ITEM 1.     LEGAL PROCEEDINGS                                                                          18

           ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS                                                  18

           ITEM 3.     DEFAULTS UPON SENIOR SECURITIES                                                            18

           ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                        18

           ITEM 5.     OTHER INFORMATION                                                                          18

           ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                                                           18

       SIGNATURES                                                                                                 19

       EXHIBIT INDEX                                                                                              20


                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VISTA INFORMATION SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

                                                            THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                               SEPTEMBER 30,                         SEPTEMBER 30,
                                                     ---------------------------------    ---------------------------------
                                                            2000             1999                2000             1999
                                                                (UNAUDITED)                           (UNAUDITED)
Net revenues                                         $     22,430     $      6,453        $     66,316     $    19,406
Cost of revenues                                           12,995            1,687              38,363           4,176
                                                     ---------------------------------    ---------------------------------
   Gross margin                                             9,435            4,766              27,953          15,230

Operating expenses:
   Selling, general and administrative                      8,065            4,440              24,357          13,808
   Research and development                                 1,024              191               2,097             737
   Integration charges                                          -                -                   -           1,309
   Depreciation and amortization                            1,004              412               3,089           1,205
   Amortization of goodwill and
      acquired intangible assets                            1,341              484               4,033           1,475
   Write-down of intangible assets                              -            7,063                   -           7,063
                                                     ---------------------------------    ---------------------------------
         Total operating expenses                          11,434           12,590              33,576          25,597
                                                     ---------------------------------    ---------------------------------
Operating loss                                             (1,999)          (7,824)             (5,623)        (10,367)
Interest expense, net                                        (755)            (352)             (2,337)           (714)
Other income (expense)                                          6              (37)                193             (57)
                                                     ---------------------------------    ---------------------------------
Net loss                                                   (2,748)          (8,213)             (7,767)        (11,138)

Preferred stock dividends declared                            (75)             (75)               (225)           (325)

Net loss attributable to common stockholders         $     (2,823)    $     (8,288)       $     (7,992)    $   (11,463)
                                                     =================================    =================================
Basic and diluted loss per common share              $      (0.11)    $      (0.43)       $      (0.32)    $     (0.64)

Weighted average common shares outstanding             25,495,604       19,435,698          25,312,756      17,836,985


        The accompanying notes to the consolidated financial statements are an integral part of these statements.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VISTA INFORMATION SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                              SEPTEMBER 30,          DECEMBER 31,
    ASSETS                                                                        2000                   1999
                                                                              -------------          ------------
                                                                               (UNAUDITED)
Current assets:
   Cash                                                                       $       2,606          $      5,105
   Accounts receivable, net                                                          10,844                10,230
   Inventories                                                                        1,081                   799
   Other current assets                                                               4,863                 5,328
                                                                              -------------          ------------
      Total current assets                                                           19,394                21,462

Property, equipment and software, net                                                 9,813                10,610

Other acquired assets, net                                                           14,085                16,750

Goodwill, net                                                                        21,594                22,236

Other assets, net                                                                     5,111                 6,594
                                                                              -------------          ------------
      Total assets                                                            $      69,997          $     77,652
                                                                              =============          ============


        The accompanying notes to the consolidated financial statements are an integral part of these statements.

VISTA INFORMATION SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEET - CONTINUED
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

                                                                              SEPTEMBER 30,           DECEMBER 31,
                                                                              -------------          ------------
     LIABILITIES AND STOCKHOLDERS' EQUITY                                         2000                   1999
                                                                               (UNAUDITED)
Current liabilities:
   Current maturities of capital lease obligations                            $         898          $        827
   Working capital note                                                                   -                 7,404
   Accounts payable                                                                   4,956                 6,061
   Deferred revenue                                                                   5,205                 4,407
   Other current liabilities                                                          4,890                 6,013
                                                                              -------------          ------------
      Total current liabilities                                                      15,949                24,712

Deferred revenue, long-term portion                                                     759                 1,370
Capital lease obligations, less current maturities                                      515                   735
Note payable to bank                                                                  7,939                     -
Secured convertible note                                                             17,504                16,762
                                                                              -------------          ------------
Commitments and contingencies

Stockholders' equity:
Preferred stock, Series A, A-1 and A-2 convertible, par value $.001;
   liquidation value $21,029; 845,000 shares authorized; 782,564 shares
   issued and outstanding                                                                 1                     1
Preferred stock, Series F convertible, par value $.001; liquidation value $2,500;
   2,500 shares authorized, issued and outstanding                                        -                     -
Preferred stock, undesignated series, 102,436 shares authorized; none issued              -                     -
Common stock, par value $.001; 70,000,000 shares authorized; 25,701,901 and
   25,056,328 shares issued and outstanding in 2000 and 1999, respectively               26                    25
Additional paid-in capital                                                           90,470                88,974
Cumulative translation adjustment                                                      (248)                    -
Accumulated deficit                                                                 (62,918)              (54,927)
                                                                              -------------          ------------
      Total stockholders' equity                                                     27,331                34,073
                                                                              -------------          ------------
      Total liabilities and stockholders' equity                              $      69,997          $     77,652
                                                                              =============          ============


        The accompanying notes to the consolidated financial statements are an integral part of these statements.

VISTA INFORMATION SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                               NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,           SEPTEMBER 30,
                                                                               -----------------        --------------
                                                                                     2000                     1999
                                                                                  (UNAUDITED)
Cash Flows from Operating Activities
   Net loss                                                                    $          (7,767)       $      (11,139)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization                                                         3,089                 1,205
     Amortization of goodwill and acquired intangible assets                               4,033                 1,475
     Write-down of intangible assets                                                           -                 7,063
     Value of common stock contributed to employee benefit plan                              610                     -
     Amortization of discount on debt                                                        838                     -
     Changes in assets and liabilities, net of effects of
       business acquisitions:
         Trade accounts receivable                                                          (614)                  322
         Decrease in lease receivables                                                     1,264                     -
         Inventories                                                                        (282)                    -
         Other current assets                                                                (45)                  645
         Accounts payable                                                                 (1,102)                   (9)
         Deferred revenues                                                                   187                  (202)
         Other current liabilities                                                          (653)                  (87)
                                                                               -----------------        --------------
Net cash used in operating activities                                                       (442)                 (727)

Cash Flows from Investing Activities
   Purchases of equipment, furniture and software                                         (1,376)               (1,748)
   Net change in deposits and other assets                                                   269                (1,318)
   Increase in intangible assets                                                            (395)                 (123)
                                                                               -----------------        --------------
Net cash used in investing activities                                                     (1,502)               (3,189)


        The accompanying notes to the consolidated financial statements are an integral part of these statements.

VISTA INFORMATION SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                               NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,           SEPTEMBER 30,
                                                                               -----------------        --------------
                                                                                     2000                     1999
                                                                                  (UNAUDITED)
Cash Flows from Financing Activities
   Principal payments on long-term obligations                                            (8,235)               (9,488)
   Proceeds from long-term obligations                                                     7,939                 7,124
   Proceeds from exercise of stock options and issuance of
      common and preferred stock                                                              79                 6,534
   Proceeds from note receivable for issuance of common stock                                  -                 2,500
   Distributions to partners                                                                   -                   (93)
   Net change in cumulative translation adjustment                                          (248)                    -
   Dividends on Series E and Series F Preferred Stock                                       (225)                 (325)
                                                                               -----------------        --------------
Net cash (used in) provided by financing activities                                         (690)                6,252
                                                                               -----------------        --------------
Effect of exchange rate changes on cash                                                      135                     -
                                                                               -----------------        --------------
Net increase (decrease) in cash                                                           (2,499)                2,336

Cash, beginning of period                                                                  5,105                   476
                                                                               -----------------        --------------
Cash, end of period                                                            $           2,606        $        2,812
                                                                               =================        ==============


        The accompanying notes to the consolidated financial statements are an integral part of these statements.

                        VISTA Information Solutions, Inc.

             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
             THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (unaudited)
                 (in thousands, except share and per share data)

--------------------------------------------------------------------------------

1.  BASIS OF PRESENTATION

         The accompanying unaudited financial statements of VISTA Information Solutions, Inc. (VISTAinfo or the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, the interim financial statements include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the results for interim periods presented. Operating results for the three months and nine months ended September 30, 2000 are not necessarily indicative of the operating results that will be achieved for the year or any other period. These statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

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

         The Company and Moore entered into a Working Capital Note (the "Working Capital Note"), pursuant to which Moore agreed to loan the Company the proceeds from the collection of the Retained Receivables, up to a maximum of $7.5 million. The Working Capital Note bore interest at the prime rate plus 1% with interest payable monthly in arrears beginning February 1, 2000. All amounts outstanding on this Working Capital Note were due on April 26, 2000. If all of the Retained Receivables had not been fully collected by Moore by April 26, 2000, the Company was to pay Moore any deficiency if the collections, less costs of collection, were less than $7.5 million and Moore was to pay the Company any excess if collections, less costs of collection, were more than $7.5 million. Due to the repurchase obligation by the Company of any remaining Retained Receivables on April 26, 2000, the Company recorded the aggregate value of the Retained Receivables of $7.5 million and the corresponding Working Capital Note of $7.5 million as of the acquisition date. As of May 3, 2000, the Working Capital Note had been paid in full with the proceeds from the financing from PNC Bank as discussed below. The Company was in compliance with all covenants and performed all obligations required under the terms of the Working Capital Note through May 3, 2000.

2.  LOAN FROM PNC BANK

         On May 3, 2000, the Company entered into a credit agreement with PNC Bank to borrow up to $10 million. Borrowing availability under this agreement is based on the amount of eligible accounts receivable and cash flow from lease receivables. Borrowings bear interest at a rate equal to the Prime rate and are due to be repaid on the earlier of the maturity date of the Secured Convertible Note or April 17, 2003. A portion of the proceeds from this loan have been used to retire the Working Capital Note from Moore discussed above. The Company is in compliance with all covenants and has performed all obligations required under the terms of the credit agreement as of September 30, 2000.

3.  RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for other contracts and for hedging activities. The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair market value. In June 1999, the FASB issued SFAS No. 137 Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133., SFAS No. 137 deferred implementation of SFAS 133, until the first quarter of 2001. In June 2000, the FASB issued SFAS No. 138., Accounting for Certain Derivative Instruments and Certain Hedging Activities - An Amendment of FASB Statement No. 133. SFAS 138 amends the accounting and reporting standards of SFAS No. 33 for certain derivative instruments and certain hedging activities.

         The Company has evaluated, and will continue to evaluate in future periods, the impact of SFAS Nos. 133 and 138 on its results of operations and financial position. Management does not believe that the adoption of these pronouncements will result in any material adjustments to the Company's financial statements.

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101") which summarizes the SEC staff's position on selected revenue recognition issues. The Company does not believe that adoption of this SAB will have a material impact on its financial statements.

4.  PREFERRED STOCK PURCHASE RIGHTS

         The Company has declared a dividend distribution of one Preferred Stock Purchase Right for each outstanding share of Common Stock of the Company. The distribution was paid as of June 16, 2000, to stockholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share.

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

         This discussion and analysis contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, which are subject to the "safe harbor" created by those sections. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Report. Additionally, statements concerning future matters such as the features, benefits and advantages of the Company's products, the development of new products, enhancements or technologies, business and sales strategies, expectations as to the availability and need for capital, competition and facilities needs and other statements regarding matters that are not historical are forward-looking statements. Such statements are subject to certain risks and uncertainties discussed at the end of this section and the Company's actual future results could differ materially from those projected in the forward-looking statements as a result of several factors, including the business risks discussed below. The Company assumes no obligation to update the forward-looking statements. Readers are urged to review and consider carefully the various disclosures made by the Company in this Report, which attempts to advise interested parties of the risks and factors that may affect the Company's business, financial condition and results of operations.

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

RESULTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999

REVENUES

         Total revenues increased 248 percent from $6,453 for the three months ended September 30, 1999, to $22,430 for the three months ended September 30, 2000 and increased 242 percent from $19,406 for the nine months ended September 30, 1999 to $66,316 for the nine months ended September 30, 2000. This increase in revenues was primarily the result of the DMS acquisition in December 1999. During the three months ended September 30, 2000, revenues from the DMS business amounted to $16,394 or 73 percent of total revenue for the third quarter. Non-DMS revenues for the third quarter of 2000 were $6,036 compared to $6,453 in the third quarter of 1999.

         Revenues for the RE/Commercial, RE/Consumer and RE/Professional divisions were $5,027, $125 and $17,278, respectively, in the third quarter and $15,640, $437 and $50,239, respectively, for the nine months ended September 30, 2000.

GROSS MARGIN

         Gross margin increased 98 percent from $4,766 for the three months ended September 30, 1999, to $9,435 for the three months ended September 30, 2000 and increased 84 percent from $15,230 for the nine months ended September 30, 1999 to $27,953 for the nine months ended September 30, 2000. Gross margin as a percentage of revenue decreased from 74 percent of revenue for the three months ended September 30, 1999 to 42 percent of revenue for the three months ended September 30, 2000 and decreased from 78 percent of revenue for the nine months ended September 30, 1999 to 42 percent of revenue for the nine months ended September 30, 2000. The increase in overall gross margin amounts are primarily attributable to the increase in revenues from the DMS acquisition, however these DMS revenues typically have lower gross margin rates. Gross margin rates for the third quarter of 2000 on DMS and non-DMS revenues were 28 percent and 80 percent, respectively.

         Gross margins for the RE/Commercial, RE/Consumer and RE/Professional divisions in the third quarter were $4,118, $(96) and $5,413 respectively with gross margin rates of 81.9 percent, (76.8) percent and 31.3 percent respectively and $12,523, $(307) and $15,737, respectively with gross margin rates of 80.1 percent, (70.3) percent and 31.3 percent, respectively, for the nine months ended September 30, 2000.

OPERATING EXPENSES

         Operating expenses decreased 9 percent from $12,590 for the three months ended September 30, 1999 to $11,434 for the three months ended September 30, 2000 and increased 31 percent from $25,597 for the nine months ended September 30, 1999 to $33,576 for the nine months ended September 30, 2000. This increase was attributable to expenses associated with DMS operations which amounted to $5,532 and $15,756 in the three and nine months ended September 30, 2000. Non-DMS operating expenses decreased 53.1 percent, from $12,590 to $5,905 for the third quarter of 1999 and 2000, respectively. This decrease resulted from reduced expenses from the amortization of acquired intangible assets and was responsible for the decrease in operating expenses for the third quarter.

         Operating expenses, excluding corporate overhead costs, depreciation and amortization, for the RE/Commercial, RE/Consumer and RE/Professional divisions in the third quarter were $2,287, $89 and $4,236, respectively, and $7,440, $1,104 and $11,004, respectively for the nine months ended September 30, 2000.

INTEREST EXPENSE

         Interest expense increased $403 or 114 percent from $352 for the three months ended September 30, 1999 to $755 for the three months ended September 30, 2000 and increased $1,623 or 227 percent from $714 for the nine months ended September 30, 1999 to $2,337 for the nine months ended September 30, 2000. In December 1999, the Company borrowed $18,700 in the form of a Subordinated Convertible Note Payable and $7,500 in the form of a Working Capital Note from Moore Corporation Limited in connection with the acquisition of DMS. The Working Capital Note was repaid in full in the second quarter of 2000 by borrowings under the Company's credit facilities. Interest expense attributable to the

Subordinated Convertible Note during the third quarter of 2000 was $565, which includes the amount of the amortization of the discount on this note payable.

           The Company's income tax benefit was offset by an increase to its income tax valuation allowance, resulting in a zero effective tax rate for the nine months ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities for the nine months ended September 30, 2000 was $442 compared to net cash used in operating activities of $727 during the nine months ended September 30, 1999. This decrease in cash used was primarily the result of a decrease in accounts payable, accrued liabilities and an increase in accounts receivable.

         Net cash used in investing activities for the nine months ended September 30, 2000 was $1,502 compared to $3,189 for the nine months ended September 30, 1999. This decrease in cash used was due to a decrease in purchases of equipment, furniture and software as well as a net decrease in deposits and other assets.

         Net cash used in financing activities, primarily to reduce existing debt, was approximately $690 during the nine months ended September 30, 2000, compared to $6,252 of net cash provided by financing activities during the nine months ended September 30, 1999. In January 1999, the Company received $2,500 from the payment of a note receivable issued in connection with a private placement of Common Stock and in September 1999, the Company raised $5,000 from an existing investor related to the issuance of the Company's Preferred Series A Stock.

         In May 2000, the Company entered into a credit agreement with PNC Bank to borrow up to $10 million. Borrowing availability under this agreement is based on the amount of eligible accounts receivable and cash flow from lease receivables. Borrowings bear interest at a rate equal to the Prime rate and are due to be repaid on the earlier of the maturity date of the Moore Subordinated Convertible Note Payable or April 17, 2003. A portion of the proceeds from this note were used to retire the $7.5 million Working Capital Note issued to Moore.

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

THE COMPANY HAS SUSTAINED LOSSES IN THE PAST AND THE COMPANY MAY SUSTAIN LOSSES IN THE FUTURE.

      The Company has experienced operating losses during the nine months ended September 30, 2000 and during the year ended December 31, 1999. The Company's cumulative losses as of September 30, 2000 were approximately $63 million. The Company may not be able to achieve or maintain profitable operations and generate positive cash flows.

THE COMPANY'S OPERATING RESULTS MAY VARY SIGNIFICANTLY FROM QUARTER TO QUARTER.

      The Company's future operating results may fluctuate from quarter to quarter or year to year. The Company's revenues, on a quarterly basis, can be affected by the timing and extent of the Company's own sales and marketing activities, competitive conditions and economic factors that affect the level of transactions in which the Company's products and services are used. In addition, expenses associated with acquiring data, maintaining and improving existing products and developing new products, sales campaigns and other unforeseen costs will vary from quarter to quarter and will also affect operating results.

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

      IN ORDER TO COMPETE EFFECTIVELY IN THE ENVIRONMENTAL AND GEOGRAPHIC INFORMATION SYSTEMS MARKET THE COMPANY NEEDS TO DEVELOP NEW TECHNOLOGIES AND PRODUCTS THAT ARE ACCEPTED BY THE COMPANY'S CUSTOMERS.

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

THE SALE OF A LARGE BLOCK OF SHARES OF THE COMPANY'S COMMON STOCK MAY ADVERSELY AFFECT THE COMPANY'S STOCK PRICE.

      Sales of a substantial number of shares of the Company's common stock in the public market would adversely affect the market price for the Company's common stock. As of September 30, 2000, the Company had approximately 26 million shares of common stock outstanding. A substantial majority of these shares are freely tradable. In addition to the shares currently outstanding, approximately 13 million shares of common stock may be issued upon exercise of outstanding options and warrants or upon exchange or conversion of debt and other securities originally issued in private transactions. Such additional shares, if issued, would generally be eligible for resale in the public market without restriction or pursuant to the restrictions of Rule 144. The Company currently has both "piggy-back" and demand registration rights outstanding with respect to shares of outstanding common stock as well as shares of common stock issuable upon the exercise of certain warrants and the subsequent conversion thereof into common stock, and shares of common stock issuable pursuant to the conversion of the company's Preferred Stock, subordinated debt and subordinated convertible debentures. The registration and public sale of such shares could adversely affect the market price of the Company's common stock.

THE COMPANY'S STOCK PRICE FLUCTUATES SIGNIFICANTLY.

      During the first nine months of 2000, the Company's common stock traded between a low of $1.00 per share and a high of $6.13 per share. The market price for the Company's common stock has been, and may continue to be highly volatile depending on various factors including, among others, the Company's consolidated operating results, expectations of analysts and other investment groups, general conditions in the computer and other electronic equipment industries, announcements of technological innovations or new products, the Company's competitors or the Company's customers, and the market for similar securities, which market is subject to various pressures. In addition, the stock market is subject to price and volume fluctuations unrelated to the Company's operating performance.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      a) Exhibits:

            The exhibits to this Form 10-QSB are listed in the Exhibit Index on page 20 of this Report.

      b) Reports on Form 8-K.

            None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       VISTA INFORMATION SOLUTIONS, INC.
                                                  (REGISTRANT)


   Date:   November 13, 2000           By  /s/ Neil A. Johnson
                                          ---------------------------------
                                           Neil A. Johnson
                                           Senior Vice President Chief Financial
                                           Officer
                                           (Principal Financial Officer)

   Date:   November 13, 2000           By  /s/ Gilbert T. Vasquez
                                          ---------------------------------
                                           Gilbert T. Vasquez
                                           Controller
                                           (Principal Accounting Officer)

EXHIBIT INDEX


Exhibit
Number                                   Description                            Location
------                                   -----------                            --------
3.1                                      Restated Certificate of                Incorporated by reference to Exhibit
                                         Incorporation.....................     3.1 filed with the Company's report
                                                                                on Form 10-QSB for the quarter ended
                                                                                June 30, 2000

3.2                                      By-laws...........................     Incorporated by reference to the
                                                                                Company's definitive Proxy Statement
                                                                                filed February 17, 1998

27.1                                     Financial Data Schedule...........     Filed electronically
