Form 10KSB40
period 2000-12-31
VISTA INFORMATION SOLUTIONS INC
filed 2001-04-16
CIK 888793

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

   Securities registered pursuant to Section 12(b) of the Exchange Act: None
      Securities registered pursuant to Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value
                Preferred Stock Purchase Rights, $0.001 par value

      Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO
|_|

      Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-8 contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|.

      Revenues for the period ended December 31, 2000 were approximately $85.7 million.

      As of April 4, 2001, 25,987,619 shares of Common Stock of the Registrant were outstanding (This number excludes shares issuable upon conversion of 785,064 shares of the Registrant's convertible voting preferred stock into 9,265,544 shares of Common Stock) and the aggregate market value of the Registrant's voting stock as of that date (based upon the closing bid and asked prices of the Common Stock as of that date reported by NASDAQ), excluding outstanding shares beneficially owned by directors and executive officers, was approximately $ 27 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Part III of this report incorporates by reference information from Registrant's 2001 Annual Meeting of Stockholders. If this Proxy Statement is not filed by April 30, 2001, Registrant will file an amendment to this report to include such information.

================================================================================

                                     PART I

Item 1. Description of Business.

      This section contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, which are subject to the "safe harbor" created by these sections. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Report. Additionally, statements concerning future matters such as the features, benefits and advantages of the Company's products, the development of new products, enhancements or technologies, business and sales strategies, competition and facilities needs and other statements regarding matters that are not historical are forward-looking statements. Such statements are subject to certain risks and uncertainties, including without limitation those discussed in the "Risk Factors" section of this Report. The Company's actual future results could differ materially from those projected in the forward-looking statements. The Company assumes no obligation to update the forward-looking statements. Readers are urged to review and consider carefully the various disclosures made by the Company in this Report, which attempts to advise interested parties of the risks and factors that may affect the Company's business, financial condition and results of operations. Because of these risks and uncertainties, readers are cautioned not to place undue influence on such forward-looking statements.

      VISTA Information Solutions, Inc. ("VISTAinfo" or the "Company") provides information for making real-estate decisions to professionals and consumers throughout the United States and Canada. Effective December 17, 1999, the Company acquired the assets of Moore Data Management Services. Subsequently, in 2000, the Company was reorganized into three operating segments: RE/Commercial, RE/Professional (which includes Data Services and Software Services), and Computer Directed Services - Print. RE/Commercial provides environmental risk information to lenders, engineers and consultants, and insurance risk information to property and casualty insurance underwriters. RE/Professional-Data Services provides disclosure and public record information to the real estate industry. RE/Professional-Software Services provides software solutions, and data management services to the real estate industry. Computer Directed Services - Print provides specialized printing services for large databases.

      The Company, originally known as DataMap, Inc. ("DMI"), was founded in 1975 to develop geographic-demographic analysis tools and data for businesses. The Company focused its initial selling efforts for its database services on the insurance industry through a joint services arrangement with the Insurance Services Office, Inc. ("ISO"). In 1995, the Company changed its name from DataMap, Inc. to VISTA Information Solutions, Inc. after acquiring, through a wholly owned subsidiary, VISTA Environmental Information, Inc. ("VISTA Environmental"). Since 1995 VISTAinfo has expanded its information assets and marketing channels through a series of acquisitions discussed below.

      The Company was incorporated under the laws of the State of Minnesota in 1975. On March 27, 1998 the Company was reincorporated in the State of Delaware concurrent with a one-for-two reverse stock split, pursuant to which each two outstanding shares of the Company's Common Stock were converted into one share of Common Stock. In connection with the re-incorporation, the par value of the Company's common and preferred stock was changed to $0.001 per share. All references to common shares (prices, conversion rates and common stock equivalents) have been restated to retroactively reflect the effect of the reverse split.

      The Company has engaged in several acquisitions and mergers intended to improve its competitiveness in its core markets. In November 1997, the Company acquired substantially all assets of EnviroCheck, Ltd., a provider of digitized federal environmental documents and high-detail environmental reports. In April 1998, the Company acquired ENSITE Corporation of Denver, a provider of detailed environmental information to engineers and financial institutions. In July 1998 and January 1999, the Company acquired 80% and then the remaining 20%, respectively, of E/Risk Information Services ("E/Risk"), a leading provider of property disclosure reports in California. In October 1998, the Company acquired substantially all the assets of Environmental Information Services, Inc., a provider of environmental research reports. In January 1999, the Company acquired GeoSure, LP, which provides environmental risk and due diligence information services and is a party to a 99-year license agreement with the Sanborn Company to distribute Sanborn fire insurance maps. GeoSure, LP also owns all shares of National Research Center, LLC, a provider of flood determination information, and a majority interest in National Research Center Insurance Services, Inc., a provider of flood insurance services. In March 1999, the Company acquired EcoSearch Environmental Resources, Inc., a national provider of environmental information services. In December 1999, the Company acquired certain assets of Moore Corporation Limited and its subsidiary, Moore North America, Inc. known as Moore Data Management Services ("DMS") which is a provider of software and management services to the real estate industry in the U.S. and Canada.

      The Company's executive office is located at 5060 Shoreham Place, #300, San Diego, CA 92122, (858) 450-6100.

Description of the Business

      The following description of the Company's business and related segments should be read in conjunction with the information included elsewhere in this Annual Report. This description contains certain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from the results discussed in the forward-looking statements as a result of certain of the factors set forth below and elsewhere in this Annual Report.

      Overview

      The Company provides information for making real-estate decisions to professionals and consumers throughout the United States and Canada. Through a series of acquisitions and its own research and development efforts, the Company has developed a variety of geographic databases and software tools related to real estate decisions. Each of these databases or tools currently serves existing markets with identified revenue streams. The Company intends to integrate many of these databases into its two spatial database management systems known as VISTACheckv(R) 4 and DisclosureXpress. At the same time it is integrating its software services for the real estate professional into one platform known as RE/Xplorer. To facilitate this integration, The Company has been organized into three operating segments: RE/Commercial, RE/Professional (which includes Data Services and Software Services), and Computer Directed Services - Print. RE/Commercial provides environmental risk information to banks, engineers and consultants and insurance risk information to property and casualty insurance underwriters. RE/Professional-Data Services provides disclosure and public record information to the real estate industry. RE/Professional-Software Services provides software solutions, and data management services to the real estate industry. Computer Directed Services - Print provides specialized printing services for large databases.

1. RE/Commercial.

      RE/Commercial consists of two product lines: Environmental Risk and Due Diligence Information Services and the Geographic Underwriting System (GUS)

      Environmental Risk and Due Diligence Information Services

Industry Focus. The need for environmental risk information originated with the enactment of the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), which imposes strict liability for the full cost of cleanup of environmentally contaminated property regardless of responsibility for the contamination or fault. The Superfund Amendments and Reauthorization Act of 1986 (SARA) established an "Innocent Landowner" defense, which eliminated liability, provided certain due diligence was performed before acquisition. One step in the process of satisfying the Innocent Landowners Defense requires routine, timely and complete searching of government records for notice of environmental risk. As a result of this legislation and additional enactments of state and federal environmental laws, banks, corporations, attorneys, insurance companies and environmental engineering firms have been and are continuing to seek efficient means to gather environmental information. The consulting engineering market segment has been serving bankers, developers, corporations and others by providing Phase I and Phase II site assessments and many other types of remediation and compliance review services. During 1993, the industry and its clientele adopted new standards, ASTME-

1527 and ASTME-1528, which provided clear guidelines for environmental due diligence in commercial real estate transactions. These guidelines require a search of government environmental records to check the known risks associated with a property. The need for this information has greatly increased since the 1970's and 1980's as a number of judicial, statutory, regulatory and economic factors have encouraged participants in the real estate markets (including owners, operators, lenders and insurers) to demand such information to avoid potentially catastrophic environmental cleanup liability.

      In addition to using environmental information to establish the Innocent Landowners Defense, the economic impact of environmental problems on properties and companies arises in a number of other contexts, all having potentially adverse effects on the finances of real estate owners and other parties involved in real estate transactions. Banks are monitored by the FDIC as to the impact of environmental risk on property values and the subsequent effect this has on the value of collateral and on the banks' financial stability. Also, federal securities laws require disclosure regarding the material effects of compliance with federal, state and local environmental laws and pending legal proceedings, and may require discussion of the impact of such compliance.

      The Company has developed a national database containing the location of potential environmental threats and provides detailed information about these sites. The database consists of approximately 3.5 million facilities and properties gathered from more than 600 public sources. On an annual basis, the Company processes approximately 60 million environmental records from such sources, with more than 50,000 facilities or properties added or deleted each month. The Company has developed this database using its proprietary geographic information systems capabilities, and has also created on-line distribution channels.

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

      Site Specific Detail Reports. These reports provide detailed information about registered environmental sites such as leaking underground storage tanks and toxic spills. Engineers often use these reports to support their efforts in environmental due diligence activity.

      Government Detail Reports. Other information that may restrict land use by real estate developers, utility companies and others can be ordered from the Company. Examples of this information include wetland areas, flood plains, historic landmarks, and historic districts. NEPAscreen is a report that provides information needed by land developers to comply with the National Environmental Policy Act requirement to review several different topics to determine if this information could impact the potential liability or collateral value of a property.

      Compliance Reports. Compliance reports provide extensive information about operational compliance with all the major pieces of environmental legislation including the Clean Air Act, Clean Water Act, Resource Conservation and Recovery Act of 1976, Occupational Safety and Health Act of 1970, Toxic Substances Control Act and several others. Compliance reports can be prepared for a specific facility or an entire company including all its facilities. Clients may order these reports to audit their own facilities, for vendor audits or for acquisition analysis and due diligence. Companies can also compare their environmental records with those of competitors, or other companies in the same geographic area. These reports normally include comparisons of compliance records, remediation requirements, Superfund responsibility, toxic release reporting and waste minimization efforts. Major companies seeking ISO 14000 certification can use these products to establish a baseline from which to measure future operational improvements. Others can use it for setting internal goals and management incentives, or for demonstrating superior performance to regulators, investors and other constituencies.

      Historical Reference Products. A complete line of historical map products is available to support ASTM requirements for determining historical use of a property. These include Sanborn(R) fire insurance maps, historical topographical maps, county-planning maps, property chain-of-title, city directories and others.

      Customer Base. The Company's customer base for Environmental Risk and Due Diligence Information Services includes environmental consulting engineers, civil engineers, appraisers, financial institutions, law firms, real estate finance companies, insurance companies and major corporations nationwide. The Company's services have many endorsements by the American Bankers Association, many state banking associations and several engineering trade associations.

      Sales, Marketing and Distribution Channels. The Company markets its Environmental Risk and Due Diligence Information Services through direct sales and affiliate relationships. The Company has approximately 26 direct sales representatives servicing customers across the country, including a sales group located in San Diego, CA, and a sales group located in Indianapolis, IN. These sales representatives target the banking, corporate and engineering markets. The sales force is supplemented by approximately eight affiliated membership organizations that market the Company's products by offering discounts to members and providing direct links from their Web sites. The majority of these products are ordered and distributed through the Company's primary Web site, VISTACheckv(R). Customers can also order and receive environmental reports through traditional fax and delivery services.

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

      The Company is aware of only one other firm, Environmental Data Resources, Inc. ("EDR"), with national environmental database service. In addition to EDR, there are other smaller regional and local companies, who are focused on a single state or regional market, compete with the Company in this area. These smaller firms often originate out of an environmental engineering background, focus on a city, state or small region and have strengths in understanding the local available data sources. However, there is one company known as New England Data Map of First Search who is gaining increasing national exposure.

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

      The Company believes that the implementation of the GUS service can improve a property/casualty insurer's underwriting process by reducing the number of misclassifications due to human error, reducing the amount of personnel time involved in the underwriting process, and providing an objective measure which will support the insurer in defending rate determinations before state insurance commissioners and consumer groups. In addition, GUS services provide a total package of risk information that the Company believes is not otherwise presently available on-line or in an easily accessible electronic format.

      The Company's GUS services are the subject of an exclusive arrangement with ISO, the leading supplier of statistical, actuarial, and underwriting information for and about the property/casualty insurance industry. ISO provides advisory services to more than 1,500 participating insurers and their agents which collectively write approximately 80 percent of all property and casualty insurance in the United States. In October 1992, the Company and ISO entered into a 15-year mutually exclusive contract with a five-year extension option to offer a national system to electronically provide geographically based information to insurers (the "ISO Agreement"). The GUS project links the Company's geographic information systems technology with ISO's insurance underwriting and other insurance information. Under the provisions of the ISO Agreement, the Company provides its GUS software and support, and ISO provides contract administration and marketing of the product to its customer base.

Generally, the Company and ISO share project revenues equally. Both companies also equally share the incremental costs of GUS project development through the term of the ISO Agreement, which include cost incurred to date in connection with the development of the Public Protection Classification Layer (see "Products", below).

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

      Customer Base and Sales and Marketing. GUS is currently being marketed to the insurance industry exclusively through the ISO Agreement. Under the ISO Agreement, a national sales force employed by ISO is responsible for sales of the GUS services to members of ISO. The Company supports ISO's sales efforts by providing sales and technical training presentations for ISO personnel, assisting ISO field sales representatives in preparing proposals, participating in joint field sales calls and sharing resources with ISO at industry trade shows and conferences.

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

      Competition. Given the exclusive nature of the ISO Agreement, the Company believes that it does not have any direct competitors for sales through ISO utilizing the GUS software. Certain of the GUS layers, or sub files, do have competitors; however, the Company does not believe that there are any competitors that presently offer an on-line hazard and risk data service comparable to that offered by GUS. However, competing services may be developed and marketed in the future. In addition, customers may choose to develop a competing offering in house.

2. RE/Professional

      RE/Professional - Software Services consists of two primary product lines:
MLS Systems and Access Software, and Agent Productivity and Office Management Software.

      MLS Systems and Access Software

      Industry Focus. Multiple Listings Services ("MLS") are repositories of property-related information with the most important component being listings of properties available for sale in the geographic region served by the MLS organization. Listings are formatted descriptions (including photos) of the listed property with an asking price. The MLS itself is a cooperative of the member brokerages and agents in a region, who compete for the business of listing and selling homes, yet cooperate in sharing the information on availability and sale prices in order to earn commissions. MLS systems are an essential utility in helping agents conduct their day-to-day business and are the foundation for advanced transaction management services that have the potential to increase the efficiency and lower the cost of the real estate transaction.

      VISTAinfo provides MLS organizations with systems integration solutions, which combine computer hardware, internally developed and licensed software, telecommunications, security, customer support and maintenance to provide immediate and reliable access to and updating of the property listings database that represents the "shelf stock" of the real estate profession. Additionally, VISTAinfo integrates public records; local and national school databases and other pertinent property-related information into the MLS system for additional fees. From the MLS listing database, agents access the data that is necessary to perform their primary function as intermediary between the buyers and sellers of real estate.

      Products.

      MLS Systems. RE/Xplorer(TM), Compass(R) and Maestro(TM) are products offered by the Company that provide management of MLS property listing data. These systems provide reliable management of data using advanced database technology, fast access to pre-defined and customized information and access to supplemental information such as special tax zones and school districts. VISTAinfo also provides central hosting of these systems on its networks to provide additional reliability and security.

      Access Software. ListingsManager(TM), ListingsManager Pro(TM), PC Access, PC Access Flyer, MacView(R) and MacCom are the Company's products that provide access to MLS system data. Users can browse and query listing data using Internet or dial up connections and integrate with their office email and fax systems. Users can also produce flyers, slide shows and other promotional material using these products.

      Sales and Marketing. VISTAinfo employs direct salespeople located in cities in the U.S. and Canada who sell MLS systems and access software to MLS's and real estate agents. Generally these sales take the form of multi-year contracts that often include MLS system software, data management, central hosting, hardware and access software as components of a single contract.

      Competition. The Company believes that the principal competitive factors that influence the choice of providers of systems and access software by MLS organizations and agents are reliability, ease of use, customer service, integration with supplemental data and price. VISTAinfo believes that it competes effectively in all of these areas in its target markets.

      The Company is aware of other companies, such as Geac/Interealty, MarketLinx, Homeseekers and Realty Plus OnLine, which compete for the MLS business.

      Agent Productivity and Office Management Software

      In addition to listing access software, VISTAinfo provides software tools to real estate agents designed to enhance sales productivity, customer service and office operations.

      Product. On-Line Agent(TM) provides comprehensive scheduling, planning and contact management tools for real estate agents. Listing data can be accessed directly and incorporated into the agent's marketing and sales activities. On-Line Agent also features marketing tools to target direct mail activities and produce flyers, slide shows and other promotional material. On-Line Agent is private labeled to REMAX, Realty Executives, Century21 and Royal Lepage.

      On-Line Office provides sophisticated back office management to the small and mid size brokers. It has been customized for the operations of REMAX, Century21 and Realty Executives.

      Sales and Marketing. The primary sales force for agent productivity software is telesales and selected resellers throughout North America. In addition, there is one direct sales person that provides services to larger clients. VISTAinfo also produces customized versions of private label Agent Productivity Software that have been tailored to meet the needs of specific real estate brokers. VISTAinfo markets these customized versions directly to those companies.

      Competition. The Company is aware of one significant competitor that markets productivity software specifically to the real estate industry. There are other smaller real estate-specific competitors as well. Several generic contact management and sales force automation software applications exist such as Goldmine and ACT, which compete with On-Line Agent.

      RE/Professional - Data Services consists of two primary product lines:
Property Disclosure and Public Record Information. VISTAinfo Property Disclosure was formed in 1998 to provide natural hazard disclosure reports to home sellers in California as required by law. The Company also provides other disclosure reports such as special taxation areas ("Mello-Roos").

      Property Disclosure

      Industry Focus. In 1998, legislation became effective in California which requires sellers and their agents to disclose to a prospective buyer whether the property for sale is located in one of six "natural hazard zones" and to make this disclosure on a statutory form known as the Natural Hazard Disclosure Statement ("NHD"). The six zones are:

      1) A flood hazard zone as designated by the Federal Emergency Management Agency ("FEMA");

      2) An area of potential flooding after a dam failure (also known as a "dam inundation area");

      3)    A high fire hazard severity zone;

      4) A wild land fire area (also known as "state fire responsibility area" or "SRA");

      5)    An earthquake fault zone; and

      6)    A seismic hazard zone.

      In 1998, the Company developed a geographic database and software to provide NHD reports and formed a division known as Property Disclosure Information Services. This division marketed one information product, known as a Home Disclosure Report, to title companies, real estate brokers and home sellers. In July 1998 and January 1999, the Company acquired E/Risk Information Services ("E/Risk"), the leading provider of NHD reports in California. E/Risk's premier product, the Total Disclosure Package ("TDP"), provides all required state and local hazard disclosures, Mello-Roos disclosure, and a required booklet, which includes supplemental information regarding lead-based paint, earthquake preparedness and environmental risks.

      Property Disclosure products are sold primarily as a requirement for commercial and residential property transactions. While the seller is required to provide this information, the Company markets these products primarily to real estate brokers and developers, title companies, escrow companies and MLS organizations. Typically, a seller's real estate agent will recommend a vendor to the seller and order the report to be included in an escrow account.

      Sales and Marketing. The Company markets its Property Disclosure reports through a staff of direct sales representatives who maintain relationships with real estate professionals and title companies. The Company also has agreements with certain title companies to purchase or refer purchases of Property Disclosure reports. In addition to its direct selling efforts, VISTAinfo markets it reports by providing free sample reports to home sellers, participation in trade shows and other industry activities and through banner advertising on related or complementing Web sites. In 2000, through its relationships with multiple listings services, the Company facilitated agreements for the automated order and delivery of property disclosure reports upon listing of a property.

      Competition. Other than VISTAinfo, there are three large competitors and numerous small competitors providing property disclosure reports and services in California. JCP Geologists, Property ID, and LGS, Inc. are larger competitors providing statewide property disclosure data. Other smaller competitors primarily serve small regions and provide manually produced disclosure reports. The Company believes that convenience, accuracy and price are the primary competitive factors in the property disclosure business. The Company believes that it has significant competitive advantages with respect to convenience and accuracy because of its online database and Internet order and delivery platform.

      Public Records

      Industry Focus. The Company operates its public record business in both the United States and Canada. In the US, the majority of its business is linked directly to its MLS contracts. The information, tax records, assessments, property characteristics, etc., are considered by many MLS's as a critical service element to its realtor members. The Company collects the information on its own as well as purchases it from several vendors. In Canada public records information is predominately collected and provided in the province of Ontario. Known as TEELA data, it is supplied to some MLS's, but there is a large focus on selling the information to other vertical markets, such as lawyers, home improvement firms, appraisers, and many other sectors that use the information in a variety of ways. The information is now available by subscription over the Internet on the TEELApoint system.

      Sales and Marketing. In the US, public records are sold by the MLS direct sales force as part of an MLS contract. In Canada it is sold by the MLS direct sales force and separate sales and telemarketing staff to markets other than MLS's. These staff employees direct marketing techniques and trade shows to sell and market TEELA data.

      Competition. First American Real Estate Information is the dominant competitor in the US. It has consolidated the industry by acquiring many competitors. Dataquick and Landata are two other significant competitors, with many small to medium competitors with a local focus. While price is a factor in competing for the business, timeliness and accuracy are more important. In the province of Ontario, the Company is the largest provider of public records information.

3. Computer Directed Services - Print

      The Company performs independent third party printing work known as Computer Directed Services - Print ("CDS"). CDS specializes in converting database information from non-real estate sources, preparing and printing this data to commercial print standards. Examples of typical CDS sales include large directories, statistic books and automobile parts manuals.

      Sales and Marketing. The Company sells its CDS services through approximately 6 account representatives who specialize in the individual markets VISTAinfo serves. Selling efforts are directed at an established customer base as well as potential new customers.

      Competition. The Company believes that the principal competitive factors that influence the choice of printers are quality of work, speed of production and cost. While VISTAinfo competes on all of these factors, primary competitive strengths are believed to be speed, due to its advanced pre-press technology and quality, as an ISO 9000 certified operation.

Employees

      As of December 31, 1999, the Company had 757 full time employees including 482 employees in operations, 107 employees in sales and marketing, 100 employees in research and development and 68 employees in finance and administration. At December 31, 2000, the Company had 692 full time employees including 374 employees in operations, 67 employees in sales and marketing, 201 employees in research and development and 50 employees in finance and administration.

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

      The Company intends to continue renewing registered trademarks and service marks to their fullest extent, or until such time as the Company determines that they are no longer necessary or of value. There are numerous unregistered or pending trademarks and service marks used by the Company.

Financial Information About Foreign and Domestic Operations and Export Sales.

      The Company's operations are conducted within the United States and Canada. Approximately 18% of the Company's revenues are generated in Canada.

Risk Factors

      In addition to the other information in this report, the following factors (as well as other factors not listed) have the potential to materially affect the Company's future operations.

Need to Integrate Acquisitions

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

The Company Has Sustained Losses in the Past and the Company May Sustain Losses in the Future

      The Company has experienced operating losses during the years ended December 31, 2000 and 1999. The Company's cumulative losses as of December 31, 2000 were approximately $66 million. The Company may not be able to achieve or maintain profitable operations and generate positive cash flows.

The Company's Operating Results May Vary Significantly From Quarter to Quarter

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

The Company May Not Be Able to Successfully Compete in the Highly Competitive Environmental and Geographic Information Systems Market

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

In Order to Compete Effectively in the Environmental and Geographic Information Systems Market the Company Needs to Develop New Technologies and Products that are Acceptable to the Company's Customers

      The market for the Company's products is characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. The Company's success will depend to a substantial degree upon the Company's ability to develop and introduce in a timely fashion enhancements to its existing products and new products that meet changing customer requirements and emerging industry standards. The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. The Company may not be able to identify, develop, produce, market or support new products successfully, such new products may not gain market acceptance and the Company may not be able to respond effectively to technological changes, emerging industry standards or product announcements by competitors. The Company may not be able to introduce product enhancements or new products on a timely basis. Furthermore, from time to time, the Company may announce new products, capabilities or technologies that have the potential to replace or shorten the life cycle of existing product offerings. Announcements of product enhancements or new product offerings could cause customers to defer purchasing the Company's existing products. Failure to introduce new products or product enhancements effectively and on a timely basis, customer delays in purchasing products in anticipation of new product introductions and any inability to respond effectively to technological changes, emerging industry standards or product announcements by competitors could have a material adverse effect on the Company's business, operating results and financial condition.

The Company's Products May Have Defects That the Company Can Neither Detect Nor, Once Detected, Correct

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

The Company's Products Could Create a Significant Liability for the Company

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

Access to Free Information on the Internet Could Affect the Marketability of the Company's Services and its Customers' Services

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

Demand for the Company's Products May Decrease if Regulations Change

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

Maintaining the Company's Databases and Upgrading the Company's Software is Very Costly

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

The Company's Intellectual Property May be Inadequately Protected

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

The Holders of the Company's Preferred Stock Have Superior Rights and
Preferences

      As of December 31, 2000, the Company has outstanding 102,564 shares of the Company's Series A Preferred, 380,000 shares of Series A-1 Preferred, 300,000 shares of Series A-2 Preferred and 2,500 shares of Series F Preferred, all of which provide the holders of such shares with rights and preferences superior to those of holders of the Company's common stock. The holders of these series of preferred stock are, or may be entitled to, dividends and distributions payable with respect to the number of shares of common stock into which the preferred stock is convertible, and would be entitled to receive such dividends or distributions prior to payment of any such dividends or distributions to the holders of common stock. The holders of preferred stock are also entitled to preferential payment in the event that the Company is liquidated. The Company must obtain the consent of the preferred shareholders as one or separate classes prior to certain events. These superior rights and preferences could adversely affect the holders of shares of the Company's common stock.

The Company May Not Be Able to Retain Key Technical and Management Personnel

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

The Loss of Significant Contracts Would Adversely Impact the Company's
Operations

      The majority of revenue from the GUS product comes indirectly from significant contracts by ISO with insurance companies through the Company's joint services relationship with ISO. An unexpected termination of this contract with ISO would adversely impact the Company's operating results and financial condition. Additionally, a significant portion of revenue from the Company's MLS Systems line is derived from relatively few large contracts. The termination or non-renewal of some of these contracts would adversely impact the Company's operating results and financial condition.

The Company May Not Be Able to Fully Utilize Tax Advantages

      As of December 31, 2000, the Company had federal and state net operating loss carryforwards of approximately $46,302 and $23,153, respectively. These net operating losses begin to expire in 2001. The carryforwards are significantly limited under Internal Revenue Code Section
382. The Company has recorded a valuation allowance against its entire net deferred tax asset, as it believes it is more likely than not that its net deferred tax asset will not be realized.

The Sale of a Large Block of Shares of the Company's Common Stock May Adversely Affect the Company's Stock Price

      Sales of a substantial number of shares of the Company's common stock in the public market would adversely affect the market price for the Company's common stock. As of March 13, 2001, the Company had approximately 26 million shares of common stock outstanding. A substantial majority of these shares are freely tradable. In addition to the shares currently outstanding, approximately 7.7 million shares of common stock may be issued upon exercise of outstanding options and warrants or upon exchange or conversion of debt. Such additional shares, if issued, would generally be eligible for resale in the public market without restriction or pursuant to the restrictions of Rule 144. The Company currently has both "piggy-back" and demand registration rights outstanding with respect to shares of outstanding common stock as well as shares of common stock issuable upon the exercise of certain warrants and the subsequent conversion thereof into common stock, and shares of common stock issuable pursuant to the conversion of the company's Preferred Stock and subordinated convertible debt. The registration and public sale of such shares could adversely affect the market price of the Company's common stock.

The Company's Stock Price Fluctuates Significantly

      During the year ended December 31, 2000, the Company's common stock traded between a low of $0.344 per share and a high of $6.125 per share. The market price for the Company's common stock has been, and may continue to be highly volatile depending on various factors including, among others, the Company's consolidated operating results, expectations of analysts and other investment groups, general conditions in the computer and other electronic equipment industries, announcements of technological innovations or new products, the Company's competitors or the Company's customers, and the market for similar securities, which market is subject to various pressures. In addition, the stock market is subject to price and volume fluctuations unrelated to the Company's operating performance.

Item 2. DESCRIPTION OF PROPERTIES

      The Company's principal executive offices and a portion of Property Disclosure and Environmental and Due Diligence Information operations are located at 5060 Shoreham Place, San Diego, California, where the Company leases approximately 20,500 square feet of space.

Other locations are:

RE/Commercial                    St. Louis Park, MN                    13,000 sf
RE/Professional - Data Svc       Santa Clara, CA                       5,400 sf
RE/Commercial                    Burnsville, NC                        10,000 sf
RE/Professional - Software Svc   Minneapolis, MN                       51,000 sf
RE/Professional - Software Svc   East Lansing, MI                      18,000 sf
RE/Professional Software Svc     Toledo, OH, Boulder, CO               15,100 sf
                                 Jacksonville, FL, Concord, CA,
                                 Worcester, MA, Scottsdale, AZ
Other Offices                    Pleasant Hills, CA, Greensboro, NC,   1,300 sf
RE/Commercial                    Essex, CT, Herndon, VA                17,325 sf
RE/Commercial                    Indianapolis, IN                      3,500 sf

      The Company also owns approximately 2.4 acres located at 801 Milner Avenue, Toronto, Ontario. This property includes a freestanding single-occupant industrial building having a gross floor area of about 46,800 square feet. This location serves as the principal location for the Company's printing operations and for its Real Estate Information Service operations in Canada. The Company believes that, in general, its facilities are adequately maintained, in good operating condition and are adequate for its present needs.

Item 3. LEGAL PROCEEDINGS

      None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On October 23, 2000, the Company held its annual meeting of shareholders and submitted the following matters: 1.) to elect three persons to serve as directors of the Company until their respective terms have expired and 2.) to transact such other business as may properly come before the Annual Meeting.

      The number of votes cast for, against and abstaining in these matters were as follows:

                                                For            Abstain/Withheld
Election of Directors by holders of Series
  A Preferred, Series F Preferred and
  Common Stock
    Patrick A. Rivelli                       14,514,732              286,004
    Earl Gallegos                            14,509,332              291,404
    James Currie                             14,514,732              286,004

      The holders of the Series A, Series A-1 and Series A-2 Preferred Stock elect one director for a one-year term. Mr. Richard Freeman was nominated and elected by those stockholders.

                                     PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's Common Stock is currently traded on the NASDAQ National Market under the symbol "VINF". Prior to March 19, 1999, the Company's Common Stock was traded on the NASDAQ Small Cap Market. The following table sets forth, for each of the quarters indicated, the range of high and low bid quotations for the Company's Common Stock. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

      Quarter Ended                              High        Low
      -------------                              ----        ---
      Fiscal 1999
            Quarter Ended March 1999             $10.500     $7.125
            Quarter Ended June 1999               14.750      7.875
            Quarter Ended September 1999          11.625      2.781
            Quarter Ended December 1999            5.125      2.625
      Fiscal 2000
            Quarter Ended March 2000               6.125      3.375
            Quarter Ended June 2000                4.000      1.500
            Quarter Ended September 2000           2.344      1.000
            Quarter Ended December 2000            2.250      0.344

      As of April 4, 2001, the Company's transfer agent reported approximately 470 holders of record of the Company's Common Stock.

      The Company has never paid any cash dividends on its Common Stock. The Company currently intends to retain any future earnings to fund the development of its business and does not anticipate that it will pay cash dividends on its Common Stock in the foreseeable future. Additionally, agreements with various lenders restrict the Company's ability to pay cash dividends on its common stock.

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

      This discussion and analysis contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, which are subject to the "safe harbor" created by that section. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Report. Additionally, statements concerning future matters such as the features, benefits and advantages of the Company's products, the development of new products, enhancements or technologies, business and sales strategies, competition and facilities needs and other statements regarding matters that are not historical are forward-looking statements. Such statements are subject to certain risks and uncertainties, including without limitation those discussed in the "Risk Factors" section later in this Report. The Company's actual future results could differ materially from those projected in the forward-looking statements. The Company assumes no obligation to update the forward-looking statements. Readers are urged to review and consider carefully the various disclosures made by the Company in this Report, which attempts to advise interested parties of the risks and factors that may affect the Company's business, financial condition and results of operations. Because of these risks and uncertainties, readers should not place undue reliance on any such forward-looking statements.

General History

      VISTAinfo provides information for making real-estate decisions to professionals and consumers throughout the United States and Canada. Through a series of acquisitions and its own research and development efforts, the Company has developed a variety of geographic databases and software tools related to real estate decisions. The Company intends to integrate many of these databases into its spatial database management system known as VISTACheckv(R) 4. The purpose of integrating these databases is to provide a comprehensive set of tools to assist customers with real estate decisions and to provide homeowners' access to providers of related home services. To facilitate this integration, VISTAinfo has been organized into three operating segments: RE/Commercial, RE/Professional (which includes Data Services and Software Services), and Computer Directed Services - Print. RE/Commercial provides environmental risk information to lenders, engineers and consultants, and insurance risk information to property and casualty insurance underwriters. RE/Professional-Data Services provides disclosure and public record information to the real estate industry. RE/Professional-Software Services provides software solutions, and data management services to the real estate industry. CDS - Print provides specialized printing services for large databases.

      Note 2 to the financial statements provide information about the Company's acquisitions. In particular, the Data Management Services ("DMS") acquisition in December 1999, affects the inter-period comparability of the 2000 and 1999 operating results.

Results of Operations

      Proforma Results of Acquired Business. The results of operations presented in the financial statements of the Form 10-KSB and discussed in this section include approximately 14 days of revenue and expenses from the acquired DMS business for the year ended December 31, 1999. Although these revenues and expenses are not a substantial portion of the Company's total results for 1999, they do, on a proforma basis, represent the greater part of revenues and expenses for 1999. To provide a better understanding of the Company's 2000 and 1999 results and to assist in making comparisons for future periods, the following table depicts unaudited proforma operating results as if the acquisition had occurred on January 1, 1999:

                                    Year Ended December 31:
                             2000                             1999
(In thousands)     Vista     DMS        Total      Vista      DMS       Total
                   ------------------------------------------------------------
Revenue             24,156    61,507     85,663     25,119     63,265    88,384
Gross margin        17,470    16,204     33,674     19,555     18,452    38,007
Operating expenses  21,426    20,736     42,162     32,476     18,418    50,894
                   ------------------------------------------------------------
Operating loss      (3,956)   (4,532)    (8,488)   (12,921)        34   (12,887)
                   ============================================================

      The following selected financial data relates to the actual results of the Company for the years ended December 31, 2000 and 1999. Readers should refer to the consolidated financial statements, commencing on page F-1.

Comparison of the Year Ended December 31, 2000 to the Year Ended December 31, 1999.

      Revenue. Total revenues increased 212 percent from $27.5 million in 1999 to $85.7 million in 2000. This increase is primarily due to the inclusion of $61.5 million of revenues from DMS in 2000, which, except for CDS - Print, are included in the RE/Professional business segment. RE/Commercial revenues decreased 6% from $21.4 million in 1999 to $20.0 million in 2000. This is primarily due to a decrease in billings in the Environmental division in addition to a reduction in contracts in the GUS division. RE/Professional revenues increased 907 percent from $5.7 million in 1999 to $57.8 million in 2000, primarily due to the DMS acquisition in December 1999. For CDS - Print (also part of the DMS acquisition), revenues increased 2,122 percent from $.3 million in 1999 to $7.2 million in 2000.

      Gross Margin. Total gross margin increased 73 percent from $19.4 million in 1999 to $33.7 million in 2000. Gross margins as a percent of revenue decreased from 71 percent of revenue in 1999 to 39 percent of revenue in 2000. The changes in gross margins are due to the purchase of DMS in 1999. RE/Commercial gross margin decreased 9 percent from $16.5 million in 1999 to 15.0 million in 2000, primarily due to the decreases in revenues by the Environmental and GUS divisions. RE/Professional gross margin increased 537 percent from $2.8 million in 1999 to $18.0 million in 2000, primarily due to the DMS acquisition in December 1999. For CDS - Print (also a part of the DMS acquisition), gross margin increased 2154 percent from $.05 million in 1999 to $1.2 million in 2000.

      Selling, General and Administrative. Total selling, general and administrative expenses increased 49 percent from $18.3 million in 1999 to $27.2 million in 2000. The increase is primarily due to DMS selling, general and administrative expenses of $11.3 million in 2000. RE/Commercial selling, general and administrative expenses decreased 33% from $9.4 million in 1999 to $6.3 million in 2000. This is primarily due to integration charges realized in 1999 as a result of the GeoSure, LP acquisition. In addition, selling, general and administrative expenses for RE/Commercial were lower in 2000 due to office closings in New York and related reductions in headcount. RE/Professional selling, general and administrative expenses increased 217 percent from $2.6 million in 1999 to $8.2 million in 2000, primarily due to the DMS acquisition in December 1999. For CDS - Print (also part of the DMS acquisition), selling, general and administrative expenses increased 2146 percent from $.03 million in 1999 to $.6 million in 2000.

      Research and Development. Total research and development expenses increased 56 percent from $3.3 million in 1999 to $5.2 million in 2000. This increase is primarily due to DMS research and development expenses of $2.1 million in 2000. RE/Commercial research and development expenses decreased 8 percent from $2.8 million in 1999 to $2.6 million in 2000, primarily due to headcount reductions in the Company's research and development departments. RE/Professional research and development expenses increased 655 percent from $.3 million in 1999 to $2.4 million in 2000, primarily due to the DMS acquisition in December 1999.

      Depreciation and Amortization. Total depreciation and amortization increased 171% percent from $3.6 million in 1999 to $9.7 million in 2000. This increase is primarily due to the amortization of goodwill from the purchase of DMS in 1999, which increased from $1.8 million in 1999 to $5.4 million in 2000, and the increase in depreciation from the purchased DMS assets from $1.8 million in 1999 to $4.3 million in 2000.

      Impairment of Intangible Assets. The Company evaluates the recoverability of long-lived assets held for use by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them, whenever circumstances indicate such valuation is warranted. At the time such evaluations indicate that future undiscounted cash flows are not sufficient to recover the carrying values of such assets, the assets are adjusted to their fair values.

      In August 1999, the Company engaged an outside consulting firm to conduct an analysis of the value of certain intangible assets. The fair values of acquired technology and goodwill related to the acquisitions of E/Risk, Environmental Information Services and National Research Center were determined to be less than their respective carrying values. Accordingly, the Company recorded a one-time, pre-tax charge of approximately $7.0 million during 1999 to reduce these assets to their appropriate fair values.

      Interest Expense. Interest expense increased 22 percent from $2.6 million in 1999 to $3.2 million in 2000. In December 1999, the Company issued a secured convertible note and a $7.5 million working capital note to the Moore Corporation Limited in connection with the acquisition of DMS. The working capital note was repaid in full on May 3, 2000 by borrowings under the Company's bank credit facility. Interest expense was attributable to the secured credit line and secured convertible note, which includes amortization of the market valuation discount on the secured convertible note.

      Income Taxes. The Company has recorded a valuation allowance against its entire net deferred tax asset and, accordingly, recorded no provision for income taxes for the year ended December 31, 2000 and 1999.

      Inflation. The Company's management believes that inflation has not had a material effect on the Company's results of operations or financial condition.

Liquidity and Capital Resources

      As reflected in the Company's statements of cash flows, the Company's operations historically have not generated sufficient cash flows to meet the on-going cash needs of the Company. If cash flows from operations are not sufficient to meet cash needs during 2001, the Company may need to raise additional debt or equity financing to meet its operating capital needs. Factors impacting this forward-looking statement are the levels of the Company's overall revenues and overhead expenses, and changes in the Company's accounts receivable turnover. On April 12, 2001 the Company signed a definitive agreement to combine with five real estate related business units of Fidelity National Financial. Under the proposed terms, Fidelity National Financial will contribute the assets and operations of its Tax, Credit, Flood, Appraisal and Property Records businesses in exchange for stock. Also with the signing of the definitive agreement, the Senior, secured credit facility with PNC Bank was amended. In connection with this transaction, the Company intends to restructure its capital stock, including the conversion of the Series A, A-1 and A-2 Preferred Stock into common stock of the Company and the implementation of a reverse stock split to reduce the number of common shares outstanding. Additionally, the parties expect to refinance the Company's existing bank facility and redeem the Series F Preferred Stock with the proceeds of a new bank credit facility anticipated to be in place at closing. On February 15, 2001 Fidelity National Financial also purchased the Company's outstanding $18.7 million subordinated, secured convertible debt from Moore.

      Net cash provided by operating activities. Net cash provided by operating activities was $530 thousand compared to $535 thousand for the twelve months ended December 31, 2000 and 1999. Cash was provided primarily by net decreases in Accounts and Lease Receivables offset by decreases in Accounts Payable and Accrued Expenses.

      Net cash used in investing activities. Net cash used in investing activities for 2000 was $2.1 million compared to $21.4 million for 1999. The decrease results from 1999 cash payments of $20.8 million related to acquisition activity. The Company has also continued its investment in computers, software and other technological equipment over the last twelve months to accommodate the requirements of newer operating systems and software development tools.

      Net cash used in financing activities. Net cash used in financing activities was $1.8 million in 2000 compared to $25.5 million provided by financing activities during 1999. In December 1999 the Company received $20.6 million related to a private placement of 4 million shares of the Company's Common Stock and 680,000 shares of the Company's Series A-1 and A-2 Preferred Stock as discussed below. In September 1999 the Company also received $5 million from an existing investor for the issuance of the Company's Series A Preferred Stock. These increases were offset by a net decrease in debt from the payment of the working capital note, repaid from the proceeds of the senior secured credit line with PNC Bank. Cash was also used to reduce the senior secured credit line during 2000.

Financing Activities

      In June 1999, the Company entered into an agreement with IBJ Whitehall Bank & Trust Company ("IBJW") for a term loan, a revolving credit facility and an acquisition facility. The term loan, in the amount of $3.5 million, was to be paid in full on December 31, 2004. Proceeds from the term loan were used to retire an existing loan obligation and to repay bank debt. The revolving credit facility, not to exceed $3.5 million, was also to be paid in full on December 31, 2004. Proceeds from the revolving credit facility were used to repay the remainder of the principal and accrued interest under a previous bank credit facility and to provide working capital. The acquisition facility, not to exceed $3 million, intended to provide capital for permitted acquisitions, was not used. Interest charges on these facilities were 3.25 percent above the Eurodollar loan rate and were subject to adjustments based on the financial condition of the Company. Warrants for the purchase of the Company's common stock were issued to IBJW in connection with this credit facility and were recorded as a note discount. In December 1999, the Company used funds from a private equity placement to retire this loan and terminated the agreement. The unamortized portion of the note discount was expensed in 1999.

      In September 1999, the Company sold 102,564 shares of Series A Convertible Preferred Stock to an existing investor at an aggregate price of $5 million. Proceeds from the sale were used to repay a portion of the principal balance of the IBJW loan and to provide working capital for the Company.

      In December 1999, the Company sold 380,000 shares of Series A-1 Convertible Preferred Stock to several investors at an aggregate price of $9.5 million and sold 300,000 shares of Series A-2 Preferred Stock to an existing investor at an aggregate price of $7.5 million.

      The Series A, A-1 and A-2 Preferred Stock are convertible into 8,825,525 shares of the company's common stock at December 31, 2000.

      In December 1999, the Company sold 4 million shares of its Common Stock to a group of investors at an aggregate price of $10 million.

      As consideration in the acquisition of the assets of DMS, the Company issued an $18.7 secured convertible note to the seller, Moore North America, Inc. The note bears interest at an annual rate of 6.8 percent, payable quarterly, and is due in full July 1, 2002, as amended. $17.1 million of this
Note is convertible into 3,143,382 shares of the Company's Common Stock at the holder's option. The Secured Convertible Note contains covenants that require that the Company, among other things, maintain certain ratios and financial requirements on a quarterly basis, comply with certain reporting requirements, and to obtain approval on events such as incurring senior debt, paying cash dividends, or repurchasing stock. In addition, the Secured Convertible Note contains a default provision that if all or any part of the principal or interest on the Secured Convertible Note or the Working Capital Note, as discussed below, is not paid when it becomes due, then the Secured Convertible Note becomes due and payable. On February 15, 2001 Fidelity National Financial, Inc. purchased the Senior Convertible Note from Moore North America, Inc. as part of its intent to combine assets and operations of its real estate related services business with the Company. The Company is in compliance with all covenants and has performed all obligations required under the terms of the Senior Convertible Note.

      The Company also issued a $7.5 million Secured Working Capital Term Note to Moore North America, Inc. as consideration in the acquisition of the assets of DMS pursuant to which Moore agreed to loan the Company the proceeds from the collection of certain retained receivables. This note bore interest at a rate equal to the prime rate plus one percent. As of May 3, 2000 the Working Capital Note had been paid in full with the proceeds from the financing from PNC bank, as discussed below. The Company was in compliance with all covenants and performed all obligations required under the terms of the Working Capital Note through May 3, 2000.

      On May 3, 2000, the Company entered into a credit agreement with PNC Bank to borrow up to $10 million. Borrowing availability under this agreement is based on the amount of eligible accounts receivable and cash flow from lease receivables. Borrowings bear interest at a rate equal to the Prime rate and are due to be repaid on the earlier of the maturity date of the Secured Convertible Note or April 17, 2003. A portion of the proceeds from this loan have been used to retire the Working Capital Note from Moore discussed above. The Company is in compliance with all covenants and has performed all obligations required under the terms of the credit agreement as of December 31, 2000, pursuant to the amended agreement.

Item 7. FINANCIAL STATEMENTS

      The Company's Consolidated Financial Statements and Notes thereto, and the Independent Auditors' Report thereon, are included in this Annual Report on Form 10-KSB commencing on page F-1.

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

(b) Executive Officers of the Registrant.

EXECUTIVE OFFICERS OF THE REGISTRANT

      The executive officers of the Company, their ages and the offices held, as of April 4, 2001 are as follows:

      Name                  Age   Current Position with Company

      Howard L. Latham      44    President and Chief Executive Officer

      Neil A. Johnson       61    Sr. Vice President, Finance and
                                  Administration, Chief Financial Officer and
                                  Secretary

      Jeffrey F. Woodward   53    Sr. Vice President and General Manager,
                                  RE/Commercial

      David Barczak         39    Sr. Vice President and General Manager,
                                  RE/Professional

      Jerome Marani         56    Sr. Vice President and General Manager,
                                  Property Disclosure

      Michael K. Levine     44    Sr. Vice President and Chief Technology
                                  Officer

      Scott Clyde           52    Vice President, Marketing and Internet
                                  Strategy

      Joy Higgins           45    Vice President, Customer Care and Service
                                  Delivery

      William L. Goodman    54    Vice President, Human Resources

      Howard L. Latham has been President and CEO of VISTAinfo since February 2001. He previously served as Chief Operating Officer of the Company from July 2000 until February 2001. Mr. Latham joined VISTAinfo as the vice president of the RE/Professional Group following the acquisition of Moore Data Management Services (DMS), where he served since June 1995 as the vice president and general manager of Real Estate Information Systems, and previously as vice president of marketing. Mr. Latham joined Moore Corporation in June 1995 as Vice President of marketing for DMS. His responsibilities included new product launches, life cycle management, and portfolio management. Prior to joining Moore, Mr. Latham spent eighteen years with IBM in various positions. He holds a Bachelor of Science degree in marketing from Lehigh University.

      Neil A. Johnson has been Senior Vice President, Finance and Administration and Chief Financial Officer of VISTAinfo since July 1999. Mr. Johnson has 35 years experience in public and private technology, information services and energy companies, holding financial and operating positions. Prior to joining VISTAinfo, he was Vice President and Chief Financial Officer of MoneyStar, a venture capital funded provider of Web-based investment products that connect institutional product suppliers with brokers, dealers and other consumer advisors. Mr. Johnson has significant international experience in the technology and energy sectors. He has a BBA in Accounting from Texas Tech University. Johnson, a CPA, has been appointed as an arbitrator for the NASD and the American Arbitration Association.

      Jeffery F. Woodward has been Senior Vice President of the RE/Commercial Group since January 1999 following the acquisition of GeoSure, L.P. by the Company. From July 1996 to January 1999, Mr. Woodward was Executive Vice President and Chief Financial Officer of GeoSure, L.P., a provider of environmental risk and flood information. Mr. Woodward previously served for eleven years in various senior capacities with Lexis-Nexis, a distributor of legal information, the most recent position being that of General Manager of a major customer segment.

      Dave Barczak has been Senior Vice President and General Manager of the RE/Professional Group since September 2000. Since joining the Company in February 2000 as the Director of Agent and Broker Solutions for the division, Mr. Barczak has been responsible for the product development, marketing, and sale of on-line agent and on-line office product lines as well as other complimentary services. He brings 17 years of technology sales, marketing and management experience to VISTAinfo, including 15 years with Norstan in management and sales positions and 2 years with Motorola Communications in sales. Mr. Barczak holds a Bachelor of Arts, Business Administration degree from the University of Wisconsin at LaCrosse and has completed several graduate level courses through St. Mary's University Masters of Telecommunication Graduate Program.

      Jerome T. Marani has been Senior Vice President of the Company's Property Disclosure division, part of the RE/Professional segment, since July 1998. From 1996 to 1998 Mr. Marani was Vice President of American Business Information, Inc, a provider of marketing and demographic information. Prior to 1996 Mr. Marani served as Executive Vice President of Environmental Sales and Operations of the Company since February 1995. VISTA Environmental employed Mr. Marani from its inception in May 1990 to February 1995 as Vice President of Marketing and New Business Development. Prior to May 1990, Mr. Marani was Vice President of Business Information Services at TRW Information Services.

      Michael K. Levine has been Senior Vice President and Chief Technology Officer for VISTAinfo since February 2000, following the acquisition of DMS. Mr. Levine is responsible for all technological and operational development for the Company. He joined Moore Corporation in 1997 and was responsible for product technology architecture, development, technical support, installation management, help desk, and networking. He spearheaded the integration of three MLS companies and an agent/broker software firm to the current integrated Web-based product set. Mr. Levine's prior experience includes technology planning and large-scale project leadership at Norwest Corporation (now Wells Fargo). He holds a Bachelors degree from Carleton College and a Masters degree from Princeton University.

      Scott Clyde has been Vice President of Marketing and Internet Strategy since March 1999. He is responsible for strategic marketing, overall corporate communications and the Company's Internet strategy. From 1995 to March 1999, Mr. Clyde was Vice President of Internet Services with PC Quote, Inc., a distributor of stock option and commodity information to Internet users and Web sites. From 1989 to 1995, Mr. Clyde served PC Quote as Vice President of Market Development. Prior to 1989, Mr. Clyde was Manager of Financial Services for the CompuServe Information Service, where he managed the launch and early evolution of CompuServe's financial channel including many of the original on-line brokerage and home banking experiments.

      Joy Higgins has been Vice President, Customer Care and Service Delivery since September 2000. Ms. Higgins joined VISTAinfo following the acquisition of DMS, where she served since November 1999, as the Director - Customer Support Center. Previously, she served American Express for 13 years as the Director of Distributed Systems Management and End User Support, and also as Director of Quality Management. She also spent seven years with First Bank System, now part of USBank, in various technology positions. She attended the University of Minnesota where she majored in Business Administration, and minored in Spanish and Portuguese.

      William L. Goodman has been Vice President of Human Resources for the Company since July 2000. From March 1998 to July 2000 Mr. Goodman served as Vice President of Human Resources for DMS. Prior to joining DMS Mr. Goodman served as Director, Human Resources for Rollerblade, Chief Human Resources Officer for Aveda, and Vice President, Human Resource Operations for ITT Consumer Finance.

(c) Compliance with Section 16(a) of the Exchange Act.

      The information under the caption "Compliance with Section 16(a) of the Exchange Act" contained in the 2000 Proxy Statement is incorporated herein by reference.

Item 10. EXECUTIVE COMPENSATION

      The information under the captions "Executive Compensation and Other Benefits" and "Election of Directors- Director Compensation" contained in the 2000 Proxy Statement is incorporated herein by reference.

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

Item 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a) Financial Statements and Exhibits

      (1) Financial Statements of Registrant

      The following items are included in this Annual Report on Form 10-KSB (page numbers refer to pages in this Annual Report on Form 10-KSB):

      Consolidated Financial Statements Page

      Independent Auditors' Report.................................          F-1
      Consolidated Balance Sheets..................................   F-2 to F-3
      Consolidated Statements of Operations........................          F-4
      Consolidated Statements of Changes in Stockholders' Equity ..          F-5
      Consolidated Statements of Cash Flows .......................   F-6 to F-7
      Notes to Consolidated Financial Statements...................  F-8 to F-25

      (2) Financial Statement Schedules

      Financial statement schedules are omitted because of the absence of the conditions under which they are required or because the information required is included in the financial statements or notes thereto.

      (b) Reports on Form 8-K.

      Registrant filed a Form 8-K on October 17, 2000 to report the adoption of a Stockholder Rights plan and the distribution of Preferred Stock Purchase Rights.

      (c) Exhibits.

      The exhibits to this Annual Report on Form 10-KSB are listed in the
      Exhibit Index on pages E-1 to E-2 of this Report.

      A copy of any of the exhibits listed or referred to above will be furnished at a reasonable cost to any person who was a stockholder of the Company as of December 31, 2000, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to VISTA Information Solutions, Inc., 5060 Shoreham Place, #300, San Diego, CA 92122 (Attn: Chief Financial Officer).

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of VISTA Information Solutions, Inc.
San Diego, California

      We have audited the accompanying consolidated balance sheets of VISTA Information Solutions, Inc. and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

San Diego, California
April 12, 2001

VISTA INFORMATION SOLUTIONS, INC.
Consolidated Balance Sheets
(in thousands, except share and per share data)
--------------------------------------------------------------------------------

                                                                December 31,
                                                           ---------------------
  Assets                                                     2000          1999
Current assets:
  Cash                                                     $ 1,864       $ 5,105
  Accounts receivable, net                                   9,032        10,230
  Inventories                                                  728           799
  Other current assets                                       4,662         5,328
                                                           -------       -------
    Total current assets                                    16,286        21,462

Property, equipment and software, net                        9,140        10,610

Other acquired assets, net                                  12,963        16,750

Goodwill, net                                               21,413        22,236

Other assets, net                                            4,820         6,594
                                                           -------       -------

    Total assets                                           $64,622       $77,652
                                                           =======       =======


        The accompanying notes to the consolidated financial statements are an integral part of these statements

VISTA INFORMATION SOLUTIONS, INC.
Consolidated Balance Sheets - Continued
(in thousands, except share and per share data)
--------------------------------------------------------------------------------

                                                                December 31,
                                                            --------------------
  Liabilities and Stockholders' Equity                        2000        1999
Current liabilities:
  Current maturities of capital lease obligations           $    842    $    827
  Working capital note                                            --       7,404
  Accounts payable                                             4,914       6,061
  Deferred revenue                                             4,365       4,407
  Other current liaibilities                                   4,845       6,013
                                                            --------    --------
    Total current liabilities                                 14,966      24,712

Deferred revenue, long-term portion                              628       1,370
Secured revolving credit line                                  7,016          --
Capital lease obligations, less current maturities               378         735
Secured, subordinated convertible note                        17,752      16,762
                                                            --------    --------
    Total liabilities                                         40,740      43,579
                                                            --------    --------

Commitments and contingencies

Stockholders' equity:
Preferred stock, Series A, A-1 and A-2 convertible,
  par value $.001; liquidation value $21,029 and $19,707
  for 2000 and 1999, respectively; 845,000 and 807,564
  shares authorized for 2000 and 1999, respectively;
  782,564 shares issued and outstanding in 2000 and 1999           1           1
Preferred stock, Series F convertible, par value $.001;
  liquidation value $2,500 in 2000 and 1999; 2,500 shares
  authorized, issued and outstanding in 2000 and 1999             --          --
Preferred stock, Series R, par value $.001;
  700,000 shares authorized and none outstanding                  --          --
Common stock, par value $.001; 70,000,000 and
  43,000,000 shares authorized for 2000 and 1999,
  respectively; 25,681,478 and 25,056,328 shares
  issued and outstanding for 2000 and 1999, respectively          26          25
Additional paid-in capital                                    91,184      88,973
Accumulated other comprehensive loss                            (258)          1
Accumulated deficit                                          (67,071)    (54,927)
                                                            --------    --------
    Total stockholders' equity                                23,882      34,073
                                                            --------    --------

    Total liabilities and stockholders' equity              $ 64,622    $ 77,652
                                                            ========    ========

        The accompanying notes to the consolidated financial statements are an integral part of these statements

VISTA INFORMATION SOLUTIONS, INC.
Consolidated Statements of Operations
(in thousands, except share and per share data)
--------------------------------------------------------------------------------

                                                                    December 31,
                                                            ----------------------------
                                                                2000            1999
Net revenues                                                $     85,663    $     27,496
Cost of revenues                                                  51,989           8,078
                                                            ------------    ------------
   Gross margin                                                   33,674          19,418

Operating expenses:
  Selling, general and administrative                             27,218          18,313
  Research and development                                         5,232           3,360
  Depreciation and amortization                                    4,338           1,790
  Amortization of goodwill and acquired intangible assets          5,374           1,802
  Impairment of long-lived assets                                     --           7,029
                                                            ------------    ------------
    Total operating expenses                                      42,162          32,294
                                                            ------------    ------------

Operating loss                                                    (8,488)        (12,876)

Interest expense                                                  (3,185)         (2,630)
Other income                                                         423              72
                                                            ------------    ------------

Net loss                                                         (11,250)        (15,434)

Preferred stock dividends declared                                  (300)           (363)
Accretion of convertible preferred stock dividends                    --            (595)
Cumulative effect of change in accounting principle,
  accretion of additional preferred stock dividends
  (Note 9)                                                          (595)             --
                                                            ------------    ------------

Net loss attributable to common stockholders                $    (12,145)   $    (16,392)
                                                            ============    ============

Basic and diluted loss per common share                     $      (0.48)   $      (0.87)

Weighted average common shares outstanding                    25,405,694      18,849,978

        The accompanying notes to the consolidated financial statements are an integral part of these statements

VISTA INFORMATION SOLUTIONS, INC.
Consolidated Statements of Changes in Stockholders' Equity
(in thousands)
--------------------------------------------------------------------------------

                                                      Preferred    Common   Additional
                                                        Stock       Stock    Paid-in   Accumulated
                                                       Amount      Amount    Capital     Deficit       Total
-------------------------------------------------------------------------------------------------------------
Balance January 1, 1999                                $     --   $     15   $ 50,589    $(38,441)   $ 12,163
  Conversion of Series B, C, D and E preferred stock         --          5         (4)         --           1
  Exercise of incentive stock options                        --         --        741          --         741
  Common stock issued                                        --          4     10,561          --      10,565
  Series A preferred stock, net                               1         --     20,647          --      20,648
  Warrants to purchase preferred stock issued                --         --        595        (595)         --
  Warrants to purchase common stock issued                   --         --      1,039          --       1,039
  Dividends declared and paid on
     Series E and F preferred stock                          --         --         --        (363)       (363)
  Shares issued to effect business acquisitions              --          1      4,805          --       4,806
  Distribution to partners                                   --         --         --         (94)        (94)
  Comprehensive loss:
     Net loss                                                --         --         --     (15,434)    (15,434)
     Other comprehensive income:
        Translation adjustment                               --         --         --           1           1
                                                       ------------------------------------------------------
Balance December 31, 1999                              $      1   $     25   $ 88,973    $(54,926)   $ 34,073
                                                       ------------------------------------------------------
  Common stock issued for employee benefit plan              --         --      1,047          --       1,047
  Exercise of incentive stock options                        --         --        125          --         125
  Common stock issued                                        --          1        444          --         445
  Cumulative effect of change in accounting principle,
     accretion of additional preferred stock dividends
     (Note 9)                                                --         --        595        (595)         --
  Dividends declared and paid on
     Series F preferred stock                                --         --         --        (300)       (300)
  Comprehensive loss:
     Net loss                                                --         --         --     (11,250)    (11,250)
     Other comprehensive loss:
        Translation adjustment                               --         --         --        (258)       (258)
                                                       ------------------------------------------------------
Balance December 31, 2000                              $      1   $     26   $ 91,184    $(67,329)   $ 23,882
                                                       ======================================================

        The accompanying notes to the consolidated financial statements are an integral part of these statements

VISTA INFORMATION SOLUTIONS, INC.
Consolidated Statements of Cash Flows
(in thousands)
--------------------------------------------------------------------------------

                                                                  December 31,
                                                              --------------------
                                                                2000        1999
Cash Flows from Operating Activities
  Net loss                                                    $(11,250)   $(15,434)
  Adjustments to reconcile net loss to net cash provided
    by operating activities:
    Depreciation and amortization                                4,338       1,790
    Amortization of goodwill and acquired intangible assets      5,374       1,801
    Impairment of long-lived assets                                 --       7,029
    Loss on disposal of equipment and software                      --          14
    Value of common stock contributed to employee plan             610          --
    Amortization of discount on debt                             1,086       1,653
    Changes in assets and liabilities: (net of effects
      of acquisitions)
      Accounts receivable                                        1,198       2,626
      Lease receivables                                          1,629         102
      Inventories                                                   71          65
      Prepaid expenses                                             102         134
      Accounts payable                                          (1,144)      1,213
      Deferred revenue                                            (784)     (1,578)
      Other current liabilities                                   (700)      1,120
                                                              --------------------
Net cash provided by operating activities                          530         535
                                                              --------------------
Cash Flows from Investing Activities
  Decrease in note receivable                                       --       2,500
  Purchases of equipment, furniture and software                (1,697)     (2,287)
  Net change in deposits and other assets                           53        (658)
  Increase in intangible assets                                   (453)        (96)
  Cash paid for business acquisitions                               --     (20,836)
                                                              --------------------
Net cash used in investing activities                         (2,097)    (21,377)
                                                              --------------------


        The accompanying notes to the consolidated financial statements are an integral part of these statements

VISTA INFORMATION SOLUTIONS, INC.
Consolidated Statements of Cash Flows - Continued
(in thousands)
--------------------------------------------------------------------------------

                                                               December 31,
                                                           --------------------
                                                             2000        1999
Cash Flows from Financing Activities
  Proceeds from long-term obligations                         7,016       5,491
  Repayment of short-term notes                              (7,500)     (1,133)
  Principal payments on long-term obligations                  (977)     (9,819)
  Cash effect of proceeds from exercise of stock options        199         741
  Proceeds from issuance of preferred stock, net                 --      20,648
  Proceeds from issuance of common stock                         --      10,000
  Distributions to partners                                      --         (94)
  Net change in cumulative translation adjustment              (258)          1
  Dividends on Series E and Series F preferred stock           (300)       (363)
                                                           --------------------
Net cash (used in)  provided by financing activities         (1,820)     25,472
                                                           --------------------

Effect of exchange rate change on cash                          146          (1)
                                                           --------------------
Net (decrease) increase in cash                              (3,241)      4,629

Cash, beginning of year                                       5,105         476
                                                           --------------------
Cash, end of year                                          $  1,864    $  5,105
                                                           ====================

Supplemental Disclosure of  Cash Flow Information
  Cash paid for interest                                   $  2,054    $  1,553

Supplemental Schedule of Non-Cash Investing
  and Financing Activities
    Capital equipment lease obligations incurred                636       1,076
    Common stock issued for employee benefit plan               471         565
    Conversion of Series B, C and D preferred  stock             --           5
    Value recognized for issuances of warrants                   --       1,039
    Common stock issued for acquisitions and other              809       4,806
    Accretion of convertible preferred stock dividends           --         595
    Cumulative effect of change in accounting principle,
      accretion of additional preferred stock dividends
      (Note 9)                                                  595          --

        The accompanying notes to the consolidated financial statements are an integral part of these statements

Note 1. The Company and Significant Accounting Policies

The Company

      VISTA Information Solutions, Inc. ("VISTAinfo" or the "Company") provides and maintains technology systems and critical information needed for making real-estate decisions and sells its products and services to real estate professionals and consumers throughout the United States and Canada. The Company is organized into three operating segments: RE/Commercial, RE/Professional (which includes Data Services and Software Services), and Computer Directed Services - Print. RE/Commercial provides environmental risk information to lenders, engineers and consultants, and insurance risk information to property and casualty insurance underwriters. RE/Professional-Data Services provides disclosure and public record information to the real estate industry. RE/Professional-Software Services provides software solutions, and data management services to the real estate industry. Computer Directed Services - Print provides specialized printing services for large databases.

Recent Developments - Proposed Merger with Fidelity National Financial

      On April 12, 2001 the Company signed a definitive agreement for a plan of business combination with Fidelity National Financial ("Fidelity"). Under the terms of the definitive agreement, Fidelity will contribute the assets and operations of five real estate related service businesses in exchange for common stock of the Company. VISTAinfo will restructure and simplify its capital structure, including the conversion of the Series A, A-1 and A-2 preferred stock into common stock of the Company and at closing will effect a reverse stock split to reduce the number of common shares outstanding. The Company expects that its common stock will continue to trade on the NASDAQ National Market System.

      The parties expect to refinance the Company's existing bank credit line, repurchase the Series F preferred stock and repay amounts outstanding under a $5 million bridge financing note being provided by Fidelity with the proceeds of a new bank credit facility expected to be in place at or near the time of closing of the proposed combination. The new bank credit is also expected to be sufficient to permit the Company to pursue its growth strategies.

      In connection with the proposed combination, the Company's senior, secured credit facility with PNC Bank has been amended. The amendment provides for the bank's consent to the transaction, to the $5 million bridge financing to be provided to the Company by Fidelity under the terms of the definitive agreement and the bridge note, and certain changes to the terms and financial covenants of the credit facility.

      On February 15, 2001, Fidelity purchased the Company's secured, subordinated convertible debt and has revised certain of its operating covenants, the maturity date and terms regarding subordination to bank indebtedness.

      Upon closing of the proposed combination, which is subject to the approval of the Company's shareholders, Fidelity will own approximately 77% of the Company's common stock. Accordingly, upon consummation of the plan of combination, the five combined real estate related service businesses of Fidelity will be considered the accounting acquirer, and the transaction will be accounted for as a reverse acquisition. The historical information of the five real estate related service businesses of Fidelity would be used as the historical information of the Company after the combination. Closing of the transaction is subject to usual and customary conditions including the approval of the Company's secured creditors, which has been received, and required regulatory authorities. Closing is expected to occur during the third quarter of 2001.

      Customary break-up fees are due under certain conditions upon termination of the definitive agreement.

      The Company believes that the plan of combination of its data assets and marketing channels with those of Fidelity are complimentary and will establish a stronger foundation from which to execute its business plan, with a simplified and stronger capital structure and with greater access to capital. The parties also believe there are revenue enhancements and cost savings synergies that will yield higher growth and profit margins and that the transaction will result in a large and more diverse base of lenders, realtors and other customers who are parties to a real estate transaction.

Basis of presentation

      The consolidated financial statements include the accounts of the Company and all subsidiaries for which the Company has a controlling equity interest. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassification of prior year information has been made to conform to the statement presentation of the current year.

      The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from those estimates.

Inventories

      Inventories are stated at the lower of cost or market value, with cost determined on a first-in first-out basis.

Property, equipment and software

      Property, equipment and software are stated at cost. Depreciation and amortization are computed using accelerated and straight-line methods over the estimated useful lives of the respective assets, or over the term of the lease, whichever is shorter: ten to forty years for buildings, three to seven years for equipment and furniture and three years for software. The amortization expense on assets acquired under capital leases is included with depreciation expense on owned assets. All costs for routine repairs and maintenance are expensed as incurred.

      Statement of Position No. 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1) was adopted by the Company on January 1, 1998. SOP 98-1 establishes the accounting practice for the capitalization of certain costs incurred in connection with the acquisition or development of computer software to be used for internal purposes. In accordance with SOP 98-1, the Company capitalized internal costs (which generally consist of direct payroll and other related direct costs), in connection with the acquisition and development of computer software to be used by the Company solely for internal purposes.

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

Goodwill and other acquired assets

      Acquired technology, environmental databases and goodwill represent the excess of the purchase price over net assets acquired from acquisitions and are being amortized over their estimated useful lives of three to fifteen years.

      The Company reviews its intangibles and other long-lived assets when warranted in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS 121) to determine potential impairment by comparing the carrying value of the assets with estimated undiscounted future cash flows expected to result from the use of the assets, including, if appropriate, cash flows from disposition. Should the sum of the expected future undiscounted net cash flows be less than the carrying value, the Company would record an impairment loss. The impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the asset being evaluated for impairment.

      During 1999, due to a history of operating losses, management determined that the acquired technology and goodwill related to certain of the Company's acquisitions might have been impaired. As a result, the Company engaged an outside valuation firm to determine the fair value of the acquired technology and goodwill. Accordingly, an impairment of $7,029 was charged to operations. Of the total impairment charge recorded, $1,223 was related to goodwill in the RE/Commercial segment and $5,806 was related to acquired technology in the RE/Professional segment.

      At December 31, 2000, the Company determined that future cash flows were sufficient to recover the carrying values of such assets. As such, no impairment has been recorded during 2000.

Fair value of financial instruments

      The carrying values of cash and accounts receivable approximate their fair values due to the short-term nature of these assets. The Company's current and long-term obligations generally bear interest at variable rates. Accordingly, management believes that the carrying amounts of the Company's current and long-term obligations approximate their fair value.

Revenue recognition

      RE/Commercial. The Company recognizes revenue from the sale of environmental reports and geographic information when evidence of the arrangement exists, delivery has occurred, the sales price has been determined and collectibility is deemed probable, generally in the month in which the report is shipped or in which information is transmitted to the customer, in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition" (SAB
101).

      RE/Professional - Software Services. Revenue from the sale of agent productivity and office management software is recognized in the month in which the revenue recognition criteria of Statement of Position No. 97-2, "Software Revenue Recognition" (SOP 97-2) are met, generally the month in which the software is shipped to the customer.

      The provision of Multiple Listings Services systems solutions to the Company's customers may involve a selection of the following elements: computer hardware (sold or leased), internally developed software, telecommunications services, information security, training and customer support. These systems solutions services have been accounted for under the provisions of SOP 97-2. Revenue recognition commences at the point at which the Company has delivered to the customer all elements essential to the functionality of the systems solution. Accordingly, the Company defers and recognizes revenue associated with these arrangements ratably over the terms of the underlying agreements, commencing at contract "cutover." Cutover is generally defined as the point at which the hardware is installed, software has been delivered, training is completed, and the service is accessible to and usable by the customer. Cash received and costs incurred prior to cutover are deferred as described elsewhere in Note 1.

      Certain other elements of the agreements, such as ongoing maintenance, involve separately stated monthly fees. Revenues associated with such other elements are recognized over the periods during which the services are performed, generally on a monthly basis.

      Hardware may be sold or leased to the Company's systems solutions customers. Such hardware is standard, non-customized equipment that can be used for other information processing applications. Leases of hardware are generally classified as "sales-type leases" in accordance with the provisions of SOP 97-2 and Statement of Financial Accounting Standards No. 13, "Accounting for Leases," and revenue is recognized upon delivery.

      RE/Professional - Data Services. The Company recognizes revenue from the sale of property disclosure reports and public records data when all revenue recognition criteria are met in accordance with SAB 101, generally in the month in which the product is shipped or in which information is transmitted to the customer.

      Computer Directed Services - Print. The Company recognizes revenue from the sale of independent third-party printing services when all revenue recognition criteria of SAB 101 are met, generally when the printed materials are delivered to the customer.

Capitalized contract costs and deferred revenue

      Capitalized contract costs consist of hardware, software and labor costs that have been incurred prior to contract cutover for MLS systems. Upon cutover, these costs are recognized ratably over the contract term. Deferred revenue consists of cash received for MLS systems prior to the recognition of revenue, as well as cash received in advance for services to be performed, including program license fees. Deferred revenue is shown net of the related capitalized contract costs calculated on a by-contract basis.

Income taxes

      Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Research and development costs

      The Company incurs costs associated with the continual development of new products and improvement of existing products that are charged to expense as incurred.

Accounting for stock-based compensation

      The Company has elected to use the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" to account for stock-based employee compensation costs. As required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", certain related proforma disclosures are made at Note 10. All non-employee stock-based compensation is recorded at the fair value of the services received or the equity instrument issued, whichever is more reliably measurable.

Loss per common share

      Because of losses from continuing operations, the effects of stock options, convertible preferred stock and common stock warrants are antidilutive. Accordingly, the Company's presentation of diluted loss per share is the same as that of basic loss per share for 2000 and 1999. The number of such additional shares that were excluded from the weighted average shares outstanding for diluted loss per share in 2000 and 1999 was approximately 12,790,000 and 16,379,000, respectively.

Note 2. Acquisitions

      The Company has completed the business combinations discussed below, each of which was accounted for using the pooling or purchase method of accounting as described. Pro forma information is presented where the impact is considered significant to the results of operations.

GeoSure, L.P.

      On January 14, 1999, the Company exchanged 2,590,000 shares of the Company's common stock, par value $0.001 per share, for all of the outstanding partnership interests of GeoSure, L.P. ("GeoSure") in a business combination accounted for as a pooling of interests. GeoSure provides environmental risk and due diligence information and is a party to a 99-year license agreement with another company to distribute Sanborn fire insurance maps. GeoSure also owns all of the shares of National Research Center, LLC (NRC), a provider of flood determination information, and a majority interest in National Research Center Insurance Services, Inc. (NIS), a provider of flood insurance services. The Company recorded an impairment charge of acquired technology and other intangibles in 1999 of which $1,257 related primarily to GeoSure's acquisition of NRC.

EcoSearch Environmental Resources, Inc.

      On March 1, 1999, the Company exchanged 396,351 shares of the Company's common stock, par value $0.001 per share, for all of the outstanding common stock of EcoSearch Environmental Resources, Inc. (EcoSearch) in a business combination accounted for as a pooling of interests. EcoSearch is a national provider of environmental information services.

      The transactions with GeoSure and EcoSearch have each been accounted for as pooling-of-interests and, accordingly, the accompanying consolidated financial statements for the periods presented have been restated to include the results of operations and cash flows of GeoSure and EcoSearch.

      In connection with the acquisitions discussed above, the Company incurred and paid integration costs of $1.3 million in 1999. These costs included severance payments made to employees, prepayment penalties to lenders, travel, legal and accounting costs.

Data Management Division of Moore Corporation Limited

      On December 17, 1999, the Company acquired, in a purchase transaction, certain of the assets, liabilities and operations of the Data Management Services Division (DMS) of Moore Corporation Ltd. and its subsidiary, Moore North America, Inc. (collectively Moore) pursuant to the terms of an Agreement for Purchase and Sale of Assets (the "Agreement"). DMS provides technological solutions to the real estate industry including MLS Boards, brokers, agents, individual consumers and market suppliers.

      In addition to the assumption of certain liabilities, the Company paid to Moore an aggregate of (i) 950,000 shares of the Company's common stock, par value $0.001 per share, (ii) secured convertible note payable in the principal amount of $18.7 million (the "Note"), (iii) $20 million in cash and (iv) a secured short-term Working Capital Note.

      Pursuant to the DMS agreement, the Company entered into a Working Capital Note with Moore (the "Working Capital Note"), under which Moore agreed to loan the Company the proceeds from the collection of DMS lease and accounts receivable retained by Moore, up to a maximum of $7.5 million. The Working Capital Note bore interest at the prime rate plus 1% and was paid in full on May 3, 2000 with the proceeds from the financing from PNC Bank (Note
6).

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

$48,290 exceeded the fair value of tangible assets acquired less liabilities assumed by $37,761, and this amount was allocated as follows:

                            Value assigned  Life in months
                            --------------  --------------
Software                           $ 3,614        36
Database                             1,465        36
Customer contracts                   9,045        72
Assembled work force                 1,577        72
Goodwill                            22,060       180
                                   -------
  Total                            $57,761
                                   =======

      The following unaudited table presents results of operations for the years ended December 31, 1999 and 1998, assuming the acquisition of DMS had occurred on January 1, 1998. These results include certain adjustments, primarily for amortization and interest, and are not necessarily indicative of what the results would have been had the transaction actually occurred on January 1, 1998.

                                                         Year Ended December 31,
                                                         1999          1998
--------------------------------------------------------------------------------
Revenues                                                 $ 88,384      $ 94,397
Net loss attributable to common stockholders              (18,846)      (12,972)
Basic and diluted loss per common share                     (0.95)        (0.91)
--------------------------------------------------------------------------------

E-Risk Information Services

      In July 1998, the Company entered into two separate purchase agreements whereby the Company acquired 80% of the outstanding stock of E/Risk Information Services, Inc. (E/Risk) in exchange for cash and newly issued common shares of the Company. The value of the remaining 20% of E/Risk stock not initially acquired by the Company was recorded on the date of acquisition as a minority interest. In January 1999, the Company purchased the remaining 20% of the E/Risk outstanding stock and issued 255,000 shares of the Company's common stock to the sellers valued at approximately $1,469.

Note 3. Balance Sheet Information

                                                            2000         1999
                                                          --------     --------
Accounts receivable:
  Accounts receivable                                     $ 10,538     $ 12,733
  Less allowances                                           (1,506)      (2,503)
                                                          --------     --------
                                                          $  9,032     $ 10,230
                                                          ========     ========

Inventories:
  Finished goods                                          $    353     $    285
  Work in process                                              166          197
  Raw materials and supplies                                   209          317
                                                          --------     --------
                                                          $    728     $    799
                                                          ========     ========

Other current assets:
  Capitalized contract costs                              $  1,825     $  2,211
  Current portion of lease receivables                          --          155
  Current portion of notes receivable                        1,022        1,430
  Prepaid maintenance contracts                                456          551
  Other                                                      1,359          981
                                                          --------     --------
                                                          $  4,662     $  5,328
                                                          ========     ========

Property, equipment and software:
  Land                                                    $    600     $    624
  Buildings and leasehold improvements                       3,003        3,050
  Equipment and furniture                                   19,869       21,302
  Software                                                   6,820        4,595
                                                          --------     --------
                                                            30,292       29,571
Less accumulated depreciation and amortization             (21,152)     (18,961)
                                                          --------     --------
                                                          $  9,140     $ 10,610
                                                          ========     ========

Other acquired assets:
  Software                                                $  3,614     $  3,614
  Database                                                   1,465        1,465
  Customer contracts                                         9,045        9,045
  Assembled work force                                       1,577        1,577
  Technology and environmental databases                     3,279        3,279
                                                          --------     --------
                                                            18,980       18,980
  Less accumulated amortization                             (6,017)      (2,230)
                                                          --------     --------
                                                          $ 12,963     $ 16,750
                                                          ========     ========

                                                            2000         1999
                                                          --------     --------
Goodwill:
  Goodwill                                                  23,639       22,907
  Less accumulated amortization                             (2,226)        (671)
                                                          --------     --------
                                                          $ 21,413     $ 22,236
                                                          ========     ========

Other assets:
  Capitalized contract costs, less current portion           1,715        2,802
  Lease receivables, less current portion                      351        1,417
  Other, net                                                 1,045        1,210
                                                          --------     --------
                                                             3,111        5,429

  Software development costs                                 2,761        1,545
  Less accumulated amortization                             (1,052)        (380)
                                                          --------     --------
                                                             1,709        1,165
                                                          --------     --------
                                                          $  4,820     $  6,594
                                                          ========     ========

Other current liabilities:
  Accrued compensation and employee benefits                 2,084        2,086
  Site provisions                                            1,068        1,651
  Accrued building expenses                                     --          576
  Deferred rent                                                580          116
  Accrued dividends on preferred stock                          --           25
  Other                                                      1,113        1,559
                                                          --------     --------
                                                          $  4,845     $  6,013
                                                          ========     ========

Note 4. Lease Receivables

Future MLS financed contract lease receivables for each of the next five years are as follows:

 2001                                                                   $ 1,067
 2002                                                                       381
 2003                                                                        27
 2004                                                                         8
 2005                                                                        --
                                                                        -------
                                                                          1,483
Less: Amounts representing interest                                        (110)
                                                                        -------
Present value of net lease receivable                                   $ 1,373
                                                                        =======

Current                                                                 $ 1,022
Long-term                                                                   351
                                                                        -------
 Total                                                                  $ 1,373
                                                                        =======

Further, future minimum MLS operating contract lease amounts to be received under non- cancellable operating leases (which are excluded from the accompanying balance sheet) for each of the next five years are as follows:

 2001                                                                    $18,566
 2002                                                                      9,399
 2003                                                                      1,836
 2004                                                                        369
 2005 and thereafter                                                         129
                                                                         -------
                                                                         $30,299
                                                                         =======

Note 5. Deferred Revenue

                                                            2000          1999
                                                          -------       -------
Deferred revenue consists of the following:
Deferred revenue                                          $ 5,067       $ 7,440
Capitalized contract costs                                 (2,507)       (4,347)
                                                          -------       -------
                                                            2,560         3,093
Cash advances                                               2,433         2,684
                                                          -------       -------
  Net deferred revenue                                    $ 4,993       $ 5,777
                                                          =======       =======

Current                                                   $ 4,365       $ 4,407
Long-term                                                     628         1,370
                                                          -------       -------
  Total                                                   $ 4,993       $ 5,777
                                                          =======       =======

Note 6. Long-Term Obligations

Subordinated convertible note with Moore

      As discussed in Note 2, in December 1999, the Company entered into a Secured Convertible Note ("the Note") with Moore. The Note is secured by the Company's assets and bears interest at the annual rate of 6.8%, with interest payable quarterly beginning March 1, 2000 and is due in full July 1, 2002, as amended. The Note is convertible to 3,143,000 shares of the Company's common stock. The Company is required to make mandatory principal payments on the
Note in the event of any excess cash flow, as defined in the Note, and, subject to limited exceptions, upon the issuance of equity or debt securities. The Note contains covenants that require the Company to, among other things, maintain certain ratios and financial requirements on a quarterly basis, comply with certain reporting requirements, and obtain approval for events such as incurring senior debt, paying cash dividends, or repurchasing stock. In addition, the Note contains a default provision that if all or any part of the principal or interest on the Note or the Senior, secured credit facility with PNC Bank discussed below is not paid when it becomes due, then the Note becomes due and payable.

      In connection with the recording of the acquisition of Moore, an independent valuation firm determined that the fair value of the Note was $16,721 at the date of the acquisition. The Company therefore recorded the Note net of a discount of $1,979 (See Note 2). The discount is being amortized into interest expense using the straight-line method, which approximates the effective interest method, over the initial two-year term of the Note. As of December 31, 2000, the unamortized discount was $948.

Senior, secured credit facility with PNC Bank

      On May 3, 2000, the Company entered into a credit agreement with PNC Bank to borrow up to $10 million. Borrowing availability under this agreement is based on the amount of eligible accounts receivable and cash flow from lease receivables. Borrowings bear interest at a rate equal to the Prime rate plus
 .75% and are due to be repaid on the earlier of the maturity date of the Note or April 17, 2003. A portion of the proceeds from this loan were used to retire the Working Capital Note from Moore discussed in Note 2. The Company's agreement with PNC Bank requires compliance with certain financial covenants including minimum net worth and a limitation of capital expenditures.

Credit agreement with IBJ Whitehall Bank & Trust Company

      In June 1999, the Company entered into an agreement with IBJ Whitehall Bank & Trust Company (IBJW) for a term loan, a revolving credit facility and an acquisition facility. Proceeds of $7 million from the term and revolving credit facilities were used to retire an existing loan obligation of GeoSure.

      Interest charges on these facilities were 3.25% above the Eurodollar loan rate and were subject to adjustments based on the financial condition of the Company. A warrant for the purchase of the Company's common stock was issued to IBJW in connection with this credit facility and the fair value of the warrant of $1,018 was recorded as a note discount. In December 1999, the Company used funds from a private equity placement to retire all outstanding borrowings under these credit facilities and the agreements were terminated accordingly. The unamortized portion of the note discount was expensed in 1999.

Note 7. Insurance Services Office, Inc. (ISO) Agreement

      In October 1992, the Company and ISO signed a 15-year mutually exclusive contract (Joint Services Agreement) to offer the Geographic Underwriting System (GUS) to electronically provide geographically based information to insurers. Under the provisions of the agreement, the Company provides its proprietary GUS software and support and ISO provides sales, marketing, billing and maintenance of the communications network to the GUS users. The Company and ISO generally share project revenues equally, net of any payments to third party information providers. The Company's share of revenues under this agreement was approximately $3,900 and $4,100 for the years ended December 31, 2000 and 1999, respectively.

      In October 1998, the Company filed a complaint against ISO with the American Arbitration Association alleging, among other things, that ISO had incorrectly calculated processing fees from certain GUS transactions. In August 1999, a decision was rendered in the matter awarding $110 to the Company and dismissing all other claims. As a result, the Company recorded a charge to operations of $830 for related uncollectable receivables during 1999.

Note 8. Lease Commitments

      The Company leases furniture and equipment under leases that meet the criteria for capital lease classification. The Company also leases its operating facilities under noncancelable operating leases with aggregate monthly payments of approximately $201. The facility leases require the payment of taxes, maintenance, utilities and insurance. Leased assets included in the consolidated balance sheets are as follows:

Leased Assets                                            2000             1999
--------------------------------------------------------------------------------
Equipment and furniture                                $ 4,475            3,865
Less accumulated amortization                           (3,092)          (2,251)
                                                       -------------------------
Net leased assets                                      $ 1,383            1,614
                                                       =========================

      Future annual minimum lease payments due under capital leases and noncancelable operating leases consist of the following at December 31, 2000:

                                                           Capital     Operating
Years Ending December 31,                                  Leases       Leases
--------------------------------------------------------------------------------
2001                                                       $   950     $ 2,865
2002                                                           383       2,081
2003                                                            17       1,546
2004                                                            --         457
2005                                                            --         321
Thereafter                                                      --         164
                                                           -------------------
        Total minimum lease payments                         1,350     $ 7,434
                                                                       =======
Less amounts representing interest (8.0% to 15.0%)            (130)
                                                           -------
        Present value of net minimum lease payments          1,220
        Less current maturities                                842
                                                           -------
        Long-term obligations                              $   378
                                                           =======

      Total rent expense under operating leases for the years ended December 31, 2000 and 1999 totaled approximately $2,832 and $1,250.

Note 9. Stockholders' Equity

Preferred stock

      The Board of Directors is authorized to issue preferred stock or other senior securities and determine the series and number of preferred shares to be issued and any related designations, powers, preferences, rights, qualifications, limitations or restrictions.

Series A, A-1 and A-2 preferred stock

      In September 1999, the Company sold 102,564 shares of Series A Convertible Preferred Stock at an aggregate price of $5,000, less offering costs. These shares are convertible into two million shares of the Company's common stock at the market value of the Company's common stock on the date of issuance.

      In December 1999, the Company sold 380,000 shares of Series A-1 Convertible Preferred Stock at an aggregate price of $9,500, less offering costs. These shares are convertible into 3.8 million shares of the Company's common stock at the market value of the Company's common stock on the date of issuance.

      In December 1999, the Company sold 300,000 shares of non-voting Series A-2 Preferred Stock at an aggregate price of $7,500, less offering costs. At issuance, the Series A-2 Preferred Stock was subject to redemption rights after September 30, 2002 if the shares of the Series A-2 Preferred stock had not been provided conversion and voting rights. The redemption rights were subsequently eliminated and replaced by a sufficient number of votes of the Company's common and preferred stockholders conversion and voting rights.

      In connection with the issuance of the A-2 Preferred Stock, the Company issued a warrant to purchase 25,000 shares of Series A-2 Preferred Stock. The fair value of the warrant was estimated on the date of the grant using the Black-Scholes option-pricing model. The entire value of the warrant was recorded as an accretion of convertible preferred stock dividends during 1999.

      During the fourth quarter of 2000, the Company implemented Emerging Issues Task Force Issue No. 00-27, "Application of EITF Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," to Certain Convertible Instruments" (EITF 00-27). EITF 00-27 modifies the calculation of beneficial conversion features for convertible securities issued with detachable instruments for all transactions subject to EITF Issue No. 98-5. As a result of the implementation of EITF 00-27, the calculation of the beneficial conversion feature associated with the issuance of the Series A-2 Preferred Stock was revised, resulting in an additional preferred stock dividend of $595. This non-cash item has been recorded by the Company as a cumulative effect of a change in accounting principle in the accompanying statement of operations for the year ended December 31, 2000.

Conversion of Series B, C, D and E preferred stock

      During 1999, the following shares of Series B, C, D and E preferred stock were converted into shares of the Company's common stock as follows:



                                     Number of          Number of Common
                                 Preferred Shares      Shares Issued Upon
                                    Converted              Conversion
-------------------------------------------------   -------------------------
Series B preferred                   200,000                    937,767
Series C preferred                   370,607                  1,962,922
Series D preferred                   187,124                  1,112,635
Series E preferred                     2,500                    625,000
                                               -------------------------
                                                              4,638,324
                                               =========================

Series F preferred stock

      In August 1997, the Board of Directors authorized the issuance of 2,500 shares of Series F convertible preferred stock at a stated value and purchase price of $1,000 per share for an aggregate gross purchase price of $2,500.
The Series F preferred stockholder is entitled to receive cumulative quarterly dividends of $30.00 per share that will increase by $5.00 per share for each year after August 31, 2002. Management of the Company expects that the shares will be redeemed or converted prior to August 31, 2002. At December 31, 2000, the Series F preferred shares are convertible into the Company's Common Stock at a conversion price of $6.37 per share. Series F preferred stock may be redeemed, at the option of the Company, at any time, provided the average closing bid price of the Company's common stock for the 20 consecutive trading days preceding the date of the redemption notice exceeds 200 percent of the Series F conversion price. The Series F preferred stock has a liquidation preference of $1,000 per share, plus unpaid dividends, and other rights and preferences similar to the previously outstanding Series B and Series C preferred stock except that Series F preferred stockholders vote on an as-if-converted basis, along with the holders of common stock in the election of directors of the Company.

Preferred stock dividends

      The Board of Directors of the Company approves the payment of dividends as they become payable in accordance with the Series F (and formerly, Series E) preferred stock agreement at a dividend rate of $30.00 per share, payable quarterly. During 2000 and 1999, $300 and $363, respectively, of dividends were declared and paid.

Preferred stock purchase rights

      The Company has declared a dividend distribution of one Series R Preferred Stock Purchase Right for each outstanding share of Common Stock of the Company. The distribution was paid as of June 16, 2000, to stockholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of the Company's Series R Preferred Stock, $0.001 par value, at a price of $20.00 per one one-hundredth of a share.

Common Stock

      In December 1999, the Company sold 4 million shares of its common stock in a private placement at an aggregate price of $10,000.

Note 10. Stock Options and Incentive Plans

      The Company has stock-based incentive plans which are described below. In addition, the Company has granted options and warrants outside of the plans to officers, directors, consultants and certain debt and equity holders. As permitted under generally accepted accounting principles in the United States of America, grants to employees are accounted for following APB 25 and related interpretations. Accordingly, no compensation cost is recognized for grants to employees under these plans when the option price is at least equal to the quoted market price on the date of grant. Had compensation cost for all employee awards in 2000 and 1999 under the stock-based compensation plans been determined based on the grant date fair values of awards (the method described in SFAS 123), reported net loss attributable to common stockholders and loss per common share would have been as follows:

                                                          2000          1999
--------------------------------------------------------------------------------
Net loss attributable to common stockholders:
   As reported                                         $  (12,145)   $  (16,392)
   Proforma                                               (13,267)      (17,936)

Basic and diluted loss per common share:
   As reported                                         $    (0.48)   $    (0.87)
   Proforma                                                 (0.52)        (0.96)

      The proforma effects of applying SFAS 123 are not indicative of future amounts since, among other reasons, the proforma requirements have been applied only to options granted after December 31, 1994. The fair value of each option and warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000 and 1999: no dividend yield for 2000 or 1999; expected volatility of 126% to 159% and 57% to 105%; risk-free rate of 6.0%; and expected lives of two to five years for both 2000 and 1999.

      In 1999, the shareholders approved the 1999 Stock Option Plan (the 1999
Plan). With the approval of the 1999 Plan, the 1995 Plan was terminated and, accordingly, there were no further grants under the 1995 Plan.

      Awards granted under the stock option plans are exercisable over a period determined at the time of grant, not to exceed ten years. The types of awards issuable under the Plans are incentive options, non-qualified options, restricted stock awards, performance units and stock appreciation rights. Incentive options under the Plan are granted at an exercise price of not less than 100% of the fair market value at the date of grant and vest over a period of one to three years. Non-qualified options may be granted at exercise prices not less than 85% of market value at the date of grant, with vesting determined at the time of grant. Incentive options must be granted with exercise prices equal to the fair market value on the date of grant, except that incentive options granted to persons owning stock possessing more than 10% of the total combined voting power of all classes of stock of the Company may not be granted at less that 110% of the fair market value on the date of grant.

      The 1999 Plan provides for an annual automatic grant of 5,000 non-qualified options to non-employee members of the Board of Directors.

      A summary of the stock option activity under all of the aforementioned plans is as follows:

                                             2000                   1999
                                   ---------------------------------------------
                                                Weighted               Weighted
                                                Average                Average
                                                Exercise               Exercise
Fixed Options                        Options     Price      Options     Price
--------------------------------------------------------------------------------
Outstanding at beginning of year    2,497,878    $ 4.75    1,562,041    $ 4.36
  Granted                           1,487,500      4.05    1,127,800      5.24
  Exercised                           (87,540)     1.44     (169,463)     3.54
  Expired/surrendered                (473,715)     4.57      (22,500)    11.28
                                   ---------------------------------------------

Outstanding at end of year          3,424,123    $ 4.55    2,497,878    $ 4.75
                                   ===========================================

Exercisable at end of year          1,535,815    $ 5.22    1,085,160    $ 3.80
                                   ===========================================
Weighted-average fair value per
   option of options granted
   during the year                 $     2.21             $     3.24
                                   ===========================================

      At December 31, 2000 and 1999, the options available for grant under the 1999 Plan were approximately 3,424,123 and 2,497,878. A further summary of fixed options outstanding under these plans is as follows:

                                     2000                              2000
                               Options Outstanding             Options Exercisable
                    ---------------------------------------------------------------
                                   Weighted
                                   Average        Weighted                Weighted
                                  Remaining        Average                 Average
Range of            Number       Contractual      Exercise     Number     Exercise
  Exercise Prices  Outstanding   Life in Years      Price    Exercisable    Price
-----------------------------------------------------------------------------------
$ 0.00 to 2.00        704,917           6.82      $    1.08     279,917   $    0.51
  2.01 to 4.00      1,372,350           8.73           3.48     370,475        3.67
  4.01 to 6.00        342,948           7.57           5.30     235,865        5.62
  6.01 to 8.00        454,583           7.48           7.10     353,000        7.02
  8.01 to 10.00       544,325           8.33           9.08     291,558        9.08
  10.01 to 12.00        5,000           3.00          11.38       5,000       11.38
                    ---------------------------------------------------------------
                    3,424,123           7.98      $    4.55   1,535,815   $    5.22
                    ===============================================================

                                      1999                              1999
                               Options Outstanding               Options Exercisable
                     ----------------------------------------------------------------
                                     Weighted
                                     Average      Weighted                  Weighted
                                    Remaining      Average                   Average
Range of              Number       Contractual    Exercise      Number      Exercise
  Exercise Prices   Outstanding   Life in Years     Price     Exercisable     Price
-------------------------------------------------------------------------------------
$ 0.00 to 2.00         481,871           5.17     $    0.81      464,869    $    0.78
  2.01 to 4.00         894,600           9.13          3.83      147,267         2.99
  4.01 to 6.00         272,548           7.94          5.51      139,415         5.78
  6.01 to 8.00         564,934           8.37          7.04      226,934         6.82
  8.01 to 10.00        278,925           8.31          9.00      101,675         8.90
  10.01 to 12.00         5,000           4.00         11.38        5,000        11.38
                     ----------------------------------------------------------------
                     2,497,878           7.96     $    4.75    1,085,160    $    3.80
                     ================================================================

      In addition, the Company has granted options and warrants for the purchase of common stock outside of the plans to officers, directors, consultants and certain debt and equity holders as follows.

                                                  2000                        1999
                                         ---------------------------------------------------
                                                       Weighted                     Weighted
                                                       Average                      Average
                                                       Exercise                     Exercise
                                          Shares        Price         Shares         Price
--------------------------------------------------------------------------------------------
Outstanding at beginning of year          851,889      $   4.93       560,389       $   1.71
  Granted                                  40,000          5.44       327,500          10.35
  Exercised                                    --            --       (36,000)          4.00
Expired/surrendered                            --            --            --             --
                                         ---------------------------------------------------
Outstanding at
   end of year                            891,889      $   4.95       851,889       $   4.93
                                         ===================================================

Exercisable at end of year                891,889      $   4.95       851,889       $   4.93
                                         ===================================================
Weighted-average fair value per
   option/warrant of options and
   warrants granted during the year      $   1.91                    $   2.64
                                         ===================================================

      The options and warrants granted in 2000 and 1999 were granted at exercise prices that were equal to the market price at the date of grant.

      Management determined the fair value of warrants issued to non-employees considering the Black-Scholes method, the intrinsic value, the Company's financial condition and other factors considered appropriate.

      A further summary of the options and warrants granted outside of the Company's formal plans outstanding at December 31, 2000 and 1999 is as follows:

                                      2000                                    2000
                        Options and Warrants Outstanding        Options and Warrants Exercisable
                        ------------------------------------------------------------------------
                                     Weighted
                                     Average       Weighted                       Weighted
                                    Remaining       Average                        Average
Range of              Number       Contractual     Exercise           Number      Exercise
  Exercise Prices   Outstanding   Life in Years      Price          Exercisable     Price
-------------------------------------------------------------------------------------------
$0.00 to 2.00          509,389            6.12    $    1.48            509,389    $    1.48
 2.01 to 4.00           15,000            1.94         4.00             15,000         4.00
 4.01 to 6.00           40,000            9.45         5.44             40,000         5.44
10.01 to 12.01         327,500            8.49        10.35            327,500        10.35
                     ----------------------------------------------------------------------
                       891,889            7.07    $    4.95            891,889    $    4.95
                     ======================================================================

                                      1999                                    1999
                        Options and Warrants Outstanding        Options and Warrants Exercisable
                        ------------------------------------------------------------------------
                                     Weighted
                                     Average       Weighted                       Weighted
                                    Remaining       Average                        Average
Range of              Number       Contractual     Exercise           Number      Exercise
  Exercise Prices   Outstanding   Life in Years      Price          Exercisable     Price
-------------------------------------------------------------------------------------------
$0.00 to 2.00          509,389             7.12   $    1.48            509,389    $    1.48
 2.01 to 4.00           15,000             2.94        4.00             15,000         4.00
10.01 to 12.01         327,500             9.49       10.35            327,500        10.35
                       --------------------------------------------------------------------
                       851,889             7.96   $    4.93            851,889    $    4.93
                       ====================================================================

Share contingencies

      During 1997, the Company executed numerous transactions involving stock conversions and warrants. Certain errors were made in the mathematical calculations of the conversions and application of the terms of the agreements resulting in the issuance of certain shares and warrants in excess of the contractual amounts. The Company intends to correct the number of shares and warrants issued and has requested the return of certain shares and warrants. The amounts reflected in these financial statements represent the amounts that should have been issued under these agreements. The number of shares and warrants that the Company is seeking return of is approximately 150,000 and 100,000, respectively, at December 31, 2000. Management of the Company believes that the resolution of these matters will not result in a material change to the number of shares issued and outstanding.

Note 11. Segment and Related Information

      SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131) establishes standards for reporting information about operating segments in annual financial statements. Operating segments are defined as components of an enterprise for which there is separate financial information that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

      In 2000, the Company was reorganized into three operating segments:
RE/Commercial, RE/Professional and CDS - Print. RE/Commercial provides environmental risk information to banks, engineers and consultants, flood information to banks, and insurance risk information to property and casualty insurance underwriters. RE/Professional provides software solutions, disclosure information and data management services to the real estate industry and home sellers. CDS - Print specializes in converting database information from non-real estate sources that prepares and prints data to commercial print standards. Corporate operations include certain financing and other general corporate expenses. Depreciation and Amortization for 1999 includes an impairment charge of $7,029 (see Note 1).

                                RE/Commercial  RE/Professional    CDS Print     Other    Corporate    Total
                                -------------  ---------------    ---------     -----    ---------    -----
Revenue
  2000                                 20,096           57,812        7,243       512           --     85,663
  1999                                 21,409            5,744          326        17           --     27,496

Gross Margin
  2000                                 15,049           18,064        1,224      (663)          --     33,674
  1999                                 16,536            2,837           54        (9)          --     19,418

Selling, General and
Administrative
  2000                                  6,311            8,228          649     1,701       10,329     27,218
  1999                                  9,408            2,593           29       232        6,051     18,313

Research and Development
  2000                                  2,614            2,394           --       224           --      5,232
  1999                                  2,829              317           --       214           --      3,360

Depreciation and Amortization
  2000                                    923            6,679          882        --        1,228      9,712
  1999                                  2,306            7,235            4        --        1,076     10,621

Operating Income (Loss)
  2000                                  5,201              763         (307)   (2,588)     (11,557)    (8,488)
  1999                                  1,993           (7,308)          21      (455)      (7,127)   (12,876)

Identifiable Assets
  2000                                  4,075           46,157        6,978        --        7,412     64,622
  1999                                  3,912           60,850        3,456        --        9,434     77,652

      In 2000 and 1999, the Company's revenues generated from Canadian operations were 18 percent and 2 percent, relating primarily to revenues from CDS-Print.

      In 2000 and 1999, there were no significant customers that accounted for more than 10% of the Company's revenue.

Note 12. Income Taxes

      A reconciliation of the effective tax rates with the federal statutory rate is as follows:

                                                        Years Ended December 31,
                                                          2000           1999
                                                        ----------------------
Income tax benefit at statutory rate                    $(3,825)       $(5,248)
Change in valuation allowance                             4,192          5,044
State taxes                                                  --             --
Other                                                      (367)           204
                                                        ----------------------
                                                        $    --        $    --
                                                        ======================

      The tax effect of temporary differences consisted of the following as of December 31:

                                                          2000           1999
                                                        --------       --------
Deferred tax assets:
  Net operating loss carryforwards                      $17,093        $12,501
  Accrued expenses                                          292            669
  Allowance for doubtful accounts                           318            453
  Tax credit carryforwards                                   94             94
  Equipment and purchased software                          739             48
  Acquired technology                                     2,774          3,128
                                                        --------       --------
Gross deferred tax assets                                21,310         16,893
  Less valuation allowance                              (21,310)       (16,893)
                                                        --------       --------
                                                        $     --       $    --
                                                        ========       ========

      As of December 31, 2000, the Company had federal and state net operating loss carryforwards of approximately $46,302 and $23,153, respectively. These net operating losses begin to expire in 2001. The carryforwards are significantly limited under Internal Revenue Code Section
382. The Company has recorded a valuation allowance against its entire net deferred tax asset, as it believes it is more likely than not that its net deferred tax asset will not be realized.

Note 13. Employee Benefit Plan

      Under the terms of the Company's 401(k) plan, as amended, ("the Plan") for its employees, a participant may contribute, on a pre-tax basis, up to twenty percent (20%) of annual compensation, subject to IRS limitations. The Company matches 20% of a participant's contribution, up to a maximum of $1, in the form of the Company's common stock. Pursuant to the Plan, the Company also contributes, in the form of the Company's common stock, an amount equal to 3% of a participant's annual salary to the Plan on behalf of each participant up to a maximum of $4.8.

      During 2000, the Company contributed approximately $1,047 to the Plan, of which $257 was accrued at December 31, 2000.

Note 14. Litigation

      The Company may be subject to legal proceedings and claims in the ordinary course of business. In the opinion of management, the outcome of these matters will not have a material adverse affect on the financial position, results of operations or cash flows of the Company.

Dated: April 16, 2001                By: /s/ Howard L. Latham
                                         ------------------------------------
                                         Howard L. Latham
                                         (President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on April 16, 2001 by the following persons on behalf of the Company and in the capacities indicated.

                                        Signature and Title
                                        -------------------


                                        /s/ Thomas R. Gay
                                        ----------------------------------------
                                        Thomas R. Gay, Chairman of the Board


                                        /s/ Jay D. Seid
                                        ----------------------------------------
                                        Jay D. Seid, Director


                                        /s/ Patrick A. Rivelli
                                        ----------------------------------------
                                        Patrick A. Rivelli, Director


                                        /s/ Richard J. Freeman
                                        ----------------------------------------
                                        Richard J. Freeman, Director


                                        /s/ Robert Boscamp
                                        ----------------------------------------
                                        Robert Boscamp, Director


                                        /s/ Earl Gallegos
                                        ----------------------------------------
                                        Earl Gallegos, Director


                                        /s/ Howard L. Latham
                                        ----------------------------------------
                                        Howard L. Latham
                                        (Principal Executive Officer)


                                        /s/ Neil Johnson
                                        ----------------------------------------
                                        Neil Johnson
                                        (Principal Financial Officer)


                                        /s/ Gilbert T. Vasquez
                                        ----------------------------------------
                                        Gilbert T. Vasquez
                                        (Principal Accounting Officer)

                        VISTA INFORMATION SOLUTIONS, INC.
                         EXHIBIT INDEX TO ANNUAL REPORT
                                 ON FORM 10-KSB

                            For the Fiscal Year Ended
                                December 31, 2000

Item No.       Description                Method of Filing
--------       -----------                ----------------

3.1   Restated Certificate of
      Incorporation of the Company,
      as amended to date ............     Incorporated by reference to the
                                          exhibits to the Company's Quarterly
                                          Report on Form 10-Q for the quarter
                                          ended June 30, 2000.

3.2   Restated By-Laws of the
      Company, as amended to date ...     Incorporated by reference to the
                                          exhibits to the Company's Definitive
                                          Proxy Statement for the Special
                                          Meeting of Shareholders held March 17,
                                          1998 (File No. 0-20312).

4.1   Form of Rights Agreement
      between the Company and Wells
      Fargo Shareholder Services,
      as Rights Agent (including
      the Certificate of
      Designation, Preferences and
      Rights of Series R Preferred
      Stock) ........................     Incorporated by reference to the
                                          Company's report on Form 8-K filed
                                          October 17, 2000.

10.3  Geographic Underwriting
      System Agreement among ISO
      Commercial Risk Services,
      Inc. and ISO
      Telecommunications, Inc. and
      the Company, dated June 3,
      1991 ..........................     Incorporated by reference to the
                                          Company's Registration Statement on
                                          Form 10 (File No. 0-20312).

10.4  Supplement to Joint Service
      Agreement dated February 5,
      1996 between Insurance
      Services Office, Inc. and the
      Company .......................     Incorporated by reference to the
                                          Company's Annual Report on Form 10-K
                                          for the period ended December 31, 1995
                                          (File No. 0-20312).

10.6  Office Building Lease
      modification dated March 9,
      1997 by and between The
      Shidler Group and the
      Company .......................     Incorporated by reference to the
                                          Company's Annual Report on Form 10-K
                                          for the period ended December 31, 1996
                                          (File No. 0-20312).

10.7  1995 Stock Incentive Plan .....     Incorporated by reference to the
                                          Company's Registration Statement on
                                          Form S-8 (File No. 333-09417).

10.8  Geographic Underwriting
      System Joint Service
      Agreement between Insurance
      Services Offices, Inc. and
      the Company, dated October 1,
      1992 ..........................     Incorporated by reference to the
                                          Company's Annual Report on Form 10-KSB
                                          for the fiscal year ended June 30,
                                          1993 (File No. 0-20312).

10.9  Agreement for Services
      between Insurance Services
      Office, Inc. and the Company
      dated August 28, 1992 .........     Incorporated by reference to the
                                          Company's Annual Report on Form 10-KSB
                                          for the fiscal year ended June 30,
                                          1993 (File No. 0-20312).

10.21 Addendum One to Geographic
      Underwriting System Joint
      Service Agreement between
      Insurance Services Offices,
      Inc. and the Company, dated
      January 21, 1994 ..............     Incorporated by reference to the
                                          Company's Annual Report on Form 10-KSB
                                          for the transition period ended
                                          December 31, 1993 (File No. 0-20312).

10.26 Employment Agreement with
      Thomas R. Gay dated February
      28, 1995 ......................     Incorporated by reference to the
                                          Company's Annual Report on Form 10-K
                                          for the period ended December 31, 1994
                                          (File No. 0-20312).

10.42 1999 VISTA Stock Option Plan ..     Incorporated by reference to the
                                          Company's Annual Report on Form 10-KSB
                                          for the year ended December 31, 1999.

10.43 Agreement for Purchase and
      Sale of Assets with Moore
      North America, Inc. as of
      July 28, 1999, as amended .....     Incorporated by reference to the
                                          Company's Current Report on Form 8-K
                                          filed January 3, 2000.

10.44 Secured Convertible Note
      dated December 17, 1999
      issued to Moore North
      America, Inc. .................     Incorporated by reference to the
                                          Company's Annual Report on Form 10-KSB
                                          for the year ended December 31, 1999.

10.45 Secured Working Capital Term
      Note dated December 17, 1999
      issued to Moore North
      America, Inc. .................     Incorporated by reference to the
                                          Company's Annual Report on Form 10-KSB
                                          for the year ended December 31, 1999.

21.0  Subsidiaries of the
      Registrant ....................     Filed herewith.

22.0  PNC Bank Credit Agreement .....     Filed herewith.

23.1  Consent of Deloitte & Touche
      LLP. ..........................     Filed herewith.