Form 10KSB/A
period 2000-12-31
VISTA INFORMATION SOLUTIONS INC
filed 2001-04-30
CIK 888793

                     U.S. SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


                                  FORM 10-KSB/A




                     Amendment No. 1 to Annual Report Under
           Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2000

                          COMMISSION FILE NO.: 0-20312

                                  -------------

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

                                  -------------

        Securities registered pursuant to Section 12(b) of the Act: NONE

               Securities registered pursuant to Section 12(g) of
                                    the Act:

                          COMMON STOCK, $.001 PAR VALUE
                PREFERRED STOCK PURCHASE RIGHTS, $.001 PAR VALUE

                                  -------------

================================================================================
                                Explanatory Note
  The Registrant hereby amends its Annual Report on Form 10-ksb for the fiscal year ended December 31, 2000 to add to such report the information that had been intended to be incorporated by reference from the Registrant's definitive proxy statement. No other information, including information contained on the first page of the original filed report is being amended hereby.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)  DIRECTORS OF THE REGISTRANT.

         The names of the Company's directors, their ages, the year in which each first became a director and their principal occupations as of April 26, 2001 are set forth below.


NAME                        AGE     PRINCIPAL OCCUPATION                                             DIRECTOR SINCE
----                        ---     --------------------                                             --------------
Thomas R. Gay               54      Chairman of the Board of Directors of the Company                1995
Jay D. Seid                 40      Managing Director of Bachow & Associates                         1995
Patrick A. Rivelli          63      General Partner of Sunwestern Investment Fund III                1995
Richard J. Freeman          48      Vice President of Century Capital Management, Inc.               1996
Robert Boscamp              52      Senior Vice-President of Comfort Systems USA, Inc.               1997
Earl Gallegos               42      Principal, Earl Gallegos Management                              1998


         THOMAS R. GAY has served as a director and as President and Chief Executive Officer of the Company from February 1995 to December 2000. Mr. Gay was a co-founder of VISTA Environmental and served as the President and CEO of VISTA Environmental from August 1991 to February 1995. From 1988 to August 1991, Mr. Gay served as President of National Decisions Systems, a company involved in marketing information products, databases and software, which he also co-founded. Mr. Gay became the Chairman of the Board of Directors in August of 2000.

         JAY D. SEID has been a Director since 1995 and has served as Chairman of the Board of Directors of the Company from October 1996 until August 2000. Since December 1992, Mr. Seid has served as Managing Director of Bachow & Associates, Inc., an investment company. From May 1988 to December 1992, Mr. Seid served as President and General Counsel of Judicate, Inc., a publicly traded provider of alternative dispute resolution services. Prior to 1988, Mr. Seid was an attorney specializing in corporate law with Wolf, Block, Schorr and Solis-Cohen in Philadelphia.

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

         RICHARD J. FREEMAN has served as a director of the Company since October 1996. Mr. Freeman is Vice President of Century Capital Management, Inc. For the past 23 years, Mr. Freeman has held various investment management positions with Kemper Financial Services, First Chicago Corp., Metropolitan Life Insurance Company and the State of Michigan Insurance Bureau and Treasury Department.

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


(b)  EXECUTIVE OFFICERS OF THE REGISTRANT.

         EXECUTIVE OFFICERS OF THE REGISTRANT


         The executive officers of the Company, their ages and the offices held, as of April 4, 2001 are as follows:


         Name                       Age     Current Position With Company
         ----                       ---     -----------------------------
         Howard L. Latham           44      President and Chief Executive Officer

         Neil A. Johnson            61      Sr. Vice President, Finance and Administration, Chief Financial Officer and
                                            Secretary

         Jeffrey F. Woodward        53      Sr. Vice President and General Manager, RE/Commercial

         David Barczak              39      Sr. Vice President and General Manager, RE/Professional

         Jerome Marani              56      Sr. Vice President and General Manager, Property Disclosure

         Michael K. Levine          44      Sr. Vice President and Chief Technology Officer

         Scott Clyde                52      Vice President, Marketing and Internet Strategy

         Joy Higgins                45      Vice President, Customer Care and Service Delivery

         William L. Goodman         54      Vice President, Human Resources


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


(c)  SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who beneficially own more than 10% of the Company's Common Stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in beneficial ownership of Common Stock. Executive officers, directors and greater-than-10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company for the year ended December 31, 2000, all executive officers, directors and greater-than-10% shareholders filed the required Section 16(a) reports in a timely manner.

ITEM 10.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION AND OTHER BENEFITS

         The following table sets forth the cash and non-cash compensation paid or earned (i) during the fiscal years ended December 31, 2000, 1999 and 1998 to the Chief Executive Officer and four other most highly compensated executive officers of the Company for the fiscal year ended December 31, 2000.

SUMMARY COMPENSATION TABLE


                                                          Annual Compensation
                                                ---------------------------------------
                                                                                                Long Term Compensation
                                                                                                Awards
Name And Principal Position        Year         Salary ($)      Bonus ($)     Other ($)         Securities Underlying Options
---------------------------        ----         ----------      ---------     ---------         -----------------------------
Thomas R. Gay                      2000         $259,992             --            $12,000(2)             --
    Chairman, President and        1999          259,992             --             12,000(2)        200,000
    Chief Executive Officer (1)    1998          241,244             --             12,000(2)        100,000


Howard L. Latham                   2000         $181,269             --            $ 3,000(3)        240,000
    Sr. VP and Chief               1999               (4)            (4)                --            40,000
    Operating Officer(5)           1998               --             --                 --                --

Neil A. Johnson                    2000         $200,021        $45,838                 --           110,000
    Sr. VP, Finance and            1999           91,676(6)          --                 --           100,000
    Administration, CFO            1998               --             --                 --                --

Scott Clyde                        2000         $160,000        $20,000                 --            10,000
    VP, Marketing and              1999          126,667(7)          --                 --            70,000
    Internet Strategy              1998               --             --                 --                --

Jeffrey F. Woodward                2000         $150,000             --                 --            40,000
    Sr. VP & GM                    1999          149,167(8)          --                 --            70,000
    RE/Commercial                  1998               --             --                 --                --


(1) Mr. Gay became Chairman of the Board of Directors of the Company in September 2000, has subsequently relinquished the positions of President and Chief Executive Officer.
(2) Includes an annual car allowance of $6,000 and country club membership dues of $6,000.
(3)      Includes an annual car allowance of $3,000.
(4) Joined the Company as part of the acquisition of Moore Data Management Services (DMS) in December 1999.
(5) Mr. Latham was elected Chief Operating Officer of the Company in July 2000 and became Chief Executive Officer in January 2001.
(6)      Joined the Company in July 1999.
(7)      Joined the Company in March 1999.
(8)      Joined the Company as part of the acquisition of GeoSure, LP in January
         1999.

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

OPTION GRANTS IN LAST FISCAL YEAR


                                                        Individual Grants
                      -------------------------------------------------------------------------------------

                                                       Percent of           Exercise
                      Number of Securities            Total Options            or
                       Underlying Options         Granted to Employees     Base Price            Expiration
Name                      Granted(#)(1)              in Fiscal Year          ($/Sh)                 Date
----                  --------------------        --------------------     ----------            ----------
Thomas R. Gay                     --                      --                     --                    --

Howard L. Latham              10,000                     .80%                  4.00               3/17/10
                              30,000                    2.40%                  3.00               4/25/10
                             200,000                   16.03%                  2.13               6/30/10

Neil A. Johnson               10,000                     .80%                  4.00               3/17/10
                             100,000                    8.02%                  1.56               9/26/10

Scott Clyde                   10,000                     .80%                  4.00               3/17/10

Jeffrey F. Woodward           10,000                     .80%                  4.00               3/17/10
                              30,000                    2.40%                  1.47               9/22/10


1) Options granted are generally exercisable 12 months after the date of grant with the remainder becoming exercisable over the remaining 36 months.


         The following table sets forth information with respect to option exercises and fiscal year-end option values for the persons named in the Summary Compensation Table.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FY-END OPTION VALUES


                                                                        Number of               Value of
                                                                        Securities              Unexercised
                                                                        Underlying              In-the-Money
                                                                        Unexercised             Options
                                                                        Options at FY-End       at FY-End(1)
                               Shares Acquired                          Exercisable/            Exercisable/
Name                           On Exercise (#)   Value Realized ($)     Unexercisable           Unexercisable
----                           ---------------   ------------------     -------------           -------------
Thomas R. Gay                  --                --                     329,729/200,000         $63,090/$0.00



Howard L. Latham               --                --                     10,000/270,000          $0.00/$0.00

Neil A. Johnson                --                --                     100,000/110,000         $0.00/$0.00

Scott Clyde                    --                --                     38,333/41,667           $0.00/$0.00

Jeffrey F. Woodward            --                --                     38,333/71,667           $0.00/$0.00


(1) Based on a fair market value of $0.8438, the closing price of the Company's Common Stock on December 29, 2000 (the last trading day of the year ended December 31, 2000), as reported by the Nasdaq National Market.


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

AGREEMENT WITH MR. GAY

     The Company is a party to an Executive Employment Agreement with Mr. Gay which runs through December 31, 2000. Under the terms of this agreement, Mr. Gay has agreed to serve as President and CEO until on or about August 31, 2000 and to serve as Chairman of the Board after that time. The agreement provides for
(i) base salary of $260,000 per year; (ii) eligibility to receive incentive compensation of up to $130,000 at the discretion of the Company's Compensation Committee; (iii) a stock option to purchase 200,000 shares of Common Stock; (iv) an automobile allowance of $500 per month; (v) a country club membership allowance of $6,000 per year; and (vi) reimbursement of expenses incurred for an annual executive physical. Unless Mr. Gay's employment is terminated by the Company for cause (as defined in the agreement), on the earlier of the date of termination or December 31, 2000, Mr. Gay will receive a separation package consisting of (i) one year of base salary; (ii) continuation of standard medical insurance coverage (including coverage of his dependents if they are included immediately prior to the date of termination) for the shorter of 12 months or until Mr. Gay becomes covered under another employer's group health plan; and
(iii) assignment of Mr. Gay of the key man insurance policy in the effect at the time of his termination. To receive the separation package, Mr. Gay must execute a full release, agree to act as a consultant without further compensation for 12 months following termination if requested to do so by Vista and comply with the surviving portions of the agreement, including those relating to confidentiality and non-solicitation. If Mr. Gay's employment is terminated other than for cause within a year following a "change of control" (as defined in the agreement), he will be entitled to receive his base salary through the date of termination and the separation package described above.


     CHANGE IN CONTROL AGREEMENTS

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


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

COMMON STOCK AND COMMON STOCK EQUIVALENTS


         The following table sets forth information regarding the beneficial ownership of Common Stock and Common Stock Equivalents of the Company as of April 26, 2001 (a) by each shareholder who is known by the Company to own beneficially more than 5% of the outstanding Common Stock and Common Stock Equivalents or the combined total voting power of all classes of capital stock of the

Company on a fully diluted, as converted basis, (b) by each director, (c) by the Chief Executive Officer and the other four most highly compensated executive officers serving on December 31, 2000 (the "Designated Executive Officers"), and
(d) by all executive officers and directors of the Company as a group.


                                                       NUMBER OF
                                                       SHARES BENEFICIALLY
NAME                                                   OWNED(1)                       PERCENT OF CLASS OWNED(2)
------------------------------------------------------ ------------------------------ ---------------------------
Thomas R. Gay........................................  1,296,827 (3)                  4.9%
         5060 Shoreham Place
         Suite 300
         San Diego, CA 92122

Earl Gallegos........................................  15,000 (4)                     *
         4785 Nomad Drive
         Woodland Hills, CA  91364

Jay D. Seid..........................................  497,586                        1.9%
         3 Bala Plaza East
         Suite 502
         Bala Cynwyd, PA 19004

Patrick A. Rivelli...................................  857,633 (5)                    3.3%
         Three Forest Plaza, Suite 1300
         12221 Merit Dr.
         Dallas, TX 75251

Richard J. Freeman...................................  7,670,110 (6)                 23.7%
         Century Capital Management
         One Liberty Square
         Boston, MA 02109

Century Capital Partners, L. P.......................  7,670,110 (7)                 23.7%
         Century Capital Management
         One Liberty Square
         Boston, MA 02109

Fidelity National Financial, Inc.....................  4,485,847 (8)                 15.4%
         4050 Calle Real
         Santa Barbara, CA 93110

Robert Boscamp.......................................  25,000 (9)                     0.1%
         7403 W. Boston
         Chandler, AZ 85226

HCC Investments, Inc.................................  2,000,000 (10)                 7.1%



Howard L. Latham.................................      10,000(11)                     *

Neil A. Johnson....................................    100,000(11)                    0.4%

Scott Clyde                                            38,333(11)                     0.2%

Jeffrey F. Woodward                                    38,333(11)                     0.2%

All current directors and executive officers as a
group (15 persons)...................................  17,108,002 (12)               45.0%


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

(3) Includes 329,769 shares of Common Stock that Mr. Gay has the right to acquire upon the exercise of options and 68,893 shares of Common Stock that Mr. Gay has the right to acquire upon the exercise of warrants.

(4) Includes 15,000 shares of Common Stock that Mr. Gallegos has the right to acquire upon the exercise of stock options.

(5) Includes 10,980 shares of Common Stock held by Mr. Rivelli. Also includes 846,653 shares of Common Stock beneficially owned by Sunwestern Managers, Inc. Mr. Rivelli and James Silcock are the general partners of Sunwestern Investment Fund III, Sunwestern Cayman 1988 Partners and Mapleleaf Capital, Ltd., and are equal shareholders of Sunwestern Managers, Inc., the attorney in fact for Sunwestern Investment Fund III, Sunwestern Cayman 1988 Partners and Mapleleaf Capital, Ltd., having the power to vote and direct the voting of the shares held. Pursuant to Rule 13d-3 of the Securities Exchange Act of 1934, Mr. Rivelli may be deemed to share beneficial ownership with respect to the shares held by and for Sunwestern Investment Fund III, Sunwestern Cayman 1988 Partners and Mapleleaf Capital, Ltd.; however, Mr. Rivelli disclaims beneficial ownership except to the extent of his pecuniary interest therein.

(6) Includes 7,670,110 shares of Common Stock beneficially owned by Century Capital Partners, L. P. Mr. Freeman disclaims beneficial ownership of such shares, except to the extent of his interests therein. Mr. Freeman is a Vice President of Century Capital Partners, L. P. and has investment power with respect to the shares held.

(7) Includes 1,317,135 shares of Common Stock owned by Century Capital Partners, L. P., 22,500 shares Century Capital Partners, L. P. has the right to acquire upon the exercise of options, 330,477 shares Century Capital Partners, L. P. has the right to acquire upon the exercise of warrants and 5,999,998 shares Century Capital Partners, L. P. has the right to acquire upon conversion of 502,564 shares of Series A, A-1 and A-2 Preferred.

(8) Includes 950,000 shares of Common Stock of the Company, 3,143,382 issuable shares of Common Stock upon conversion of a $18.7 million note, and 392,465 shares Fidelity has the right to acquire upon the conversion of Series F Preferred.

(9) Includes 17,500 shares of Common Stock that Mr. Boscamp has the right to acquire upon exercise of options.

(10) Includes 1,250,000 shares of Common Stock that HCC Investments, Inc. has the right to acquire upon conversion of 125,000 shares of Series A-1 Preferred Stock. HCC Investments, Inc. also has beneficial ownership of 750,000 shares of Common Stock that the following trusts have the right to acquire upon conversion of 75,000 shares of Series A-1 Preferred Stock:

         Trust Name                                   Series A-1 Preferred Stock
         -----------------------------------------------------------------------
         Hillman Fisher Childrens' Trust                     10,720
         Hillman Simonds Childrens' Trust                    10,720
         Hillman, Henry L. Jr. Childrens' Trust              10,720
         Hillman, Henry L. Trust U/A                         32,120
         Hillman, William Talbott Childrens' Trust           10,720


(11) Includes rights to acquire Common Stock of the Company upon the exercise of options.

(12) Includes shares referred to in notes (3) through (11) above in addition to 259,999 shares of Common Stock issuable upon exercise of options by current officers and executives of the Company.



SERIES A PREFERRED

         The following table sets forth information regarding the beneficial ownership of the Company's Series A Preferred as of April 26, 2001 (a) by each stockholder who is known by the Company to own beneficially more than 5% of the outstanding Series A Preferred, (b) by each director, (c) by the Designated Executive Officers, and (d) by all executive officers and directors of the Company as a group.


                                                       NUMBER OF
                                                       SHARES BENEFICIALLY
NAME(1)                                                OWNED(2)                        PERCENT OF CLASS OWNED
------------------------------------------------------ ------------------------------- -----------------------------
Century Capital Partners, L. P. .....................  102,564                         100%
     Century Capital Management
     One Liberty Square
     Boston, MA 02109

Richard J. Freeman ..................................  102,564 (3)                     100%
     Century Capital Management
     One Liberty Square
     Boston, MA 02109

All current directors and executive officers as a
group (15 persons)...................................  102,564 (3)                     100%


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

SERIES A-1 PREFERRED

         The following table sets forth information regarding the beneficial ownership of the Company's Series A-1 Preferred as of April 26, 2001 (a) by each stockholder who is known by the Company to own beneficially more than 5% of the outstanding Series A-1 Preferred, (b) by each director, (c) by the Designated Executive Officers, and (d) by all executive officers and directors of the Company as a group.


                                                       NUMBER OF
                                                       SHARES BENEFICIALLY
NAME(1)                                                OWNED(2)                        PERCENT OF CLASS OWNED
------------------------------------------------------ ------------------------------- -----------------------------
Century Capital Partners II, L. P. ..................  100,000                         26.3%
     Century Capital Management
     One Liberty Square
     Boston, MA 02109

Richard J. Freeman ..................................  100,000(3)                      26.3%
     Century Capital Management
     One Liberty Square
     Boston, MA 02109

HCC Investments, Inc.                                  200,000 (4)                     52.6%



Western International Insurance Company                80,000                          21.1%

Henry L. Hillman Trust U/A.                            32,120                          8.5%

All current directors and executive officers as a      100,000 (3)                     26.3%
group (15 persons)...................................



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

(4) Includes 75,000 shares of Series A-1 Preferred Stock owned by the following trusts:

         Trust Name                                   Series A-1 Preferred Stock
         -----------------------------------------------------------------------
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


SERIES A-2 PREFERRED

         The following table sets forth information regarding the beneficial ownership of the Company's Series A-2 Preferred as of April 26, 2001 (a) by each stockholder who is known by the Company to own beneficially more than 5% of the outstanding Series A-2 Preferred, (b) by each director, (c) by the Designated Executive Officers, and (d) by all executive officers and directors of the Company as a group.


                                                       NUMBER OF
                                                       SHARES BENEFICIALLY
NAME(1)                                                OWNED(2)                        PERCENT OF CLASS OWNED
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


SERIES F PREFERRED


         The following table sets forth information regarding the beneficial ownership of the Company's Series F Preferred as of April 26, 2001 (a) by each stockholder who is known by the Company to own beneficially more than 5% of the outstanding Series F Preferred, (b) by each director, (c) by the Designated Executive Officers, and (d) by all executive officers and directors of the Company as a group.


                                                           NUMBER OF
                                                           SHARES BENEFICIALLY
NAME(1)                                                    OWNED(2)                        PERCENT OF CLASS OWNED
---------------------------------------------------------- ------------------------------- ------------------------
Fidelity National Financial, Inc.........................  2,500                           100.0%
         4050 Calle Real
         Santa Barbara, CA 93110

All current directors and executive officers
as a group (15 persons)..................................  0                               *


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

None

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Company's Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.





                                     VISTA INFORMATION SOLUTIONS, INC.
                                                (registrant)


Dated: April 26, 2001                By: /s/ Howard L. Latham
                                         ---------------------------------------
                                         Howard L. Latham
                                         (President and Chief Executive Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on April 26, 2001 by the following persons on behalf of the Company and in the capacities indicated.


                                         Signature and Title
                                         -------------------


                                         /s/ Thomas R. Gay
                                         ---------------------------------------
                                         Thomas R. Gay, Chairman of the Board


                                         /s/ Jay D. Seid
                                         ---------------------------------------
                                         Jay D. Seid, Director


                                         /s/ Patrick A. Rivelli
                                         ---------------------------------------
                                         Patrick A. Rivelli, Director


                                         /s/ Richard J. Freeman
                                         ---------------------------------------
                                         Richard J. Freeman, Director


                                         /s/ Robert Boscamp
                                         ---------------------------------------
                                         Robert Boscamp, Director


                                         /s/ Earl Gallegos
                                         ---------------------------------------
                                         Earl Gallegos, Director


                                         /s/ Howard L. Latham
                                         ---------------------------------------
                                         Howard L. Latham
                                         (Principal Executive Officer)


                                         /s/ Neil Johnson
                                         ---------------------------------------
                                         Neil Johnson
                                         (Principal Financial Officer)


                                         /s/ Gilbert T. Vasquez
                                         ---------------------------------------
                                         Gilbert T. Vasquez
                                         (Principal Accounting Officer)