Form 10-Q
period 2001-03-31
VISTA INFORMATION SOLUTIONS INC
filed 2001-05-15
CIK 888793

QuickLinks -- Click here to rapidly navigate through this document

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File No. 0-20312

VISTA Information Solutions, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	41-1293754 (IRS Employer Identification No.)

5060 Shoreham Place, #300, San Diego, CA 92122
(Address of principal executive offices) (Zip Code)

(858) 450-6100
(registrant's telephone number)

(Former name, former address, and former fiscal year, if changed since last report.)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, $.001 par value, 25,987,619 shares outstanding on May 4, 2000.

INDEX

		Page
Part I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Statements of Operations for the three months ended March 31, 2001(Unaudited) and 2000 (Unaudited)	3
	Consolidated Balance Sheets as of March 31, 2001 (Unaudited) and December 31, 2000	4
	Consolidated Statements of Cash Flows for the three months ended March 31, 2001 (Unaudited) and 2000 (Unaudited)	5
	Notes to Consolidated Financial Statements (Unaudited)	6-8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operation	17
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18
Part II.	OTHER INFORMATION
Item 1.	Legal Proceedings	19
Item 2.	Changes in Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Submission of Matters to a Vote of Security Holders	19
Item 5.	Other Information	19-20
Item 6.	Exhibits and Reports on Form 8-K	20
SIGNATURES		21
EXHIBIT INDEX		22

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

VISTA INFORMATION SOLUTIONS, INC.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	March 31,
	2001	2000
	(unaudited)
Net revenues	$18,768	$22,151
Cost of revenues	11,131	13,054

Gross margin	7,637	9,097
Operating expenses:
Selling, general and administrative	6,558	7,236
Research and development	1,277	1,078
Depreciation and amortization	1,066	1,054
Amortization of goodwill and acquired intangible assets	1,407	1,354

Total operating expenses	10,308	10,722

Operating loss	(2,671)	(1,625)
Interest expense, net	(821)	(771)
Other income (expense)	75	13

Net loss	(3,417)	(2,383)
Preferred stock dividends declared	(75)	(75)

Net loss attributable to common stockholders	$(3,492)	$(2,458)

Basic and diluted loss per common share	$(0.13)	$(0.10)
Weighted average common shares outstanding	25,926,391	25,132,389

The accompanying notes to the consolidated financial statements are an integral part of these statements.

VISTA INFORMATION SOLUTIONS, INC.

Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2001	December 31, 2000
	(unaudited)
Assets
Current assets:
Cash	$263	$1,864
Accounts receivable, net	8,400	9,032
Inventories	1,154	728
Other current assets	4,370	4,662

Total current assets	14,187	16,286
Property, equipment and software, net	8,627	9,140
Other acquired assets, net	12,022	12,963
Goodwill, net	21,014	21,413
Other assets, net	4,428	4,820

Total assets	$60,278	$64,622

Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of capital lease obligations	$855	$842
Accounts payable	4,171	4,914
Deferred revenue	4,043	4,365
Other current liabilities	4,424	4,845

Total current liabilities	13,493	14,966
Deferred revenue, long-term portion	351	628
Secured revolving credit line	7,680	7,016
Capital lease obligations, less current maturities	299	378
Secured convertible note	17,999	17,752

Total liabilities	39,822	40,740
Commitments and contingencies
Stockholders' equity:
Preferred stock, Series A, A-1 and A-2 convertible, par value $.001; liquidation value $22,000; 845,000 shares authorized; 782,564 shares issued and outstanding	1	1
Preferred stock, Series F convertible, par value $.001; liquidation value $2,500; 2,500 shares authorized, issued and outstanding	—	—
Preferred stock, Series R, par value $.001; 7,000,000 shares authorized and none outstanding	—	—
Common stock, par value $.001; 70,000,000 shares authorized; 25,987,619 shares issued and outstanding	26	26
Additional paid-in capital	91,442	91,184
Accumulated other comprehensive loss	(450)	(258)
Accumulated deficit	(70,563)	(67,071)

Total stockholders' equity	20,456	23,882

Total liabilities and stockholders' equity	$60,278	$64,622

The accompanying notes to the consolidated financial statements are an integral part of these statements.

VISTA INFORMATION SOLUTIONS, INC.

Consolidated Statements of Cash Flows
(in thousands)

	March 31, 2001	March 31, 2000
	(unaudited)
Cash Flows from Operating Activities
Net loss	$(3,417)	$(2,383)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,066	1,054
Amortization of goodwill and acquired intangible assets	1,407	1,354
Amortization of discount on debt	247	330
Changes in assets and liabilities, net of effects of business acquisitions:
Trade accounts receivable	632	590
Lease receivables	288	387
Inventories	(426)	(15)
Prepaid expenses	20	(171)
Accounts payable	(690)	(884)
Deferred revenue	(599)	(804)
Other current liabilities	(215)	547

Net cash (used in) provided by operating activities	(1,687)	5
Cash Flows from Investing Activities
Purchases of equipment, furniture and software	(402)	(488)
Net change in deposits and other assets	135	34
Increase in intangible assets	—	(221)

Net cash used in investing activities	(267)	(675)
Cash Flows from Financing Activities
Proceeds from long-term obligations	664	—
Principal payments on long-term obligations	(188)	(249)
Cash effect of proceeds from exercise of stock options	—	64
Net change in cumulative translation adjustment	(173)	—
Dividends on Series F Preferred Stock	(75)	(75)

Net cash provided by (used in) financing activities	228	(260)

Effect of exchange rate change on cash	125	—

Net decrease in cash	(1,601)	(930)
Cash, beginning of period	1,864	5,105

Cash, end of period	$263	$4,175

Supplemental Schedule of Non-Cash Information
Cash paid for interest	$52	400
Supplemental Schedule of Non-Cash Investing and Financing Activities
Capital equipment lease obligations incurred	121	198
Common stock issued for employee benefit plan	257	138

The accompanying notes to the consolidated financial statements are an integral part of these statements.

VISTA Information Solutions, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2001

(unaudited)

(in thousands, except share and per share data)

1. BASIS OF PRESENTATION

    The accompanying unaudited financial statements of VISTA Information Solutions, Inc. ("VISTAinfo" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, the interim financial statements include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the results for interim periods presented. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the operating results that will be achieved for the year or any other period. These statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

    The consolidated financial statements of VISTA Information Solutions, Inc. include the accounts of the Company and all majority-owned subsidiaries and all significant intercompany accounts and transactions have been eliminated in consolidation.

2. THE COMPANY

  Recent Developments—Proposed Combination with Fidelity National Financial

    On April 12, 2001 the Company signed a definitive agreement for a plan of business combination with Fidelity National Financial and its subsidiaries, Chicago Title and Trust Company (collectively, "Fidelity"). Under the terms of the definitive agreement, Fidelity will contribute its ownership interests in five real estate related service businesses in exchange for common stock of the Company. VISTAinfo will restructure and simplify its capital structure, including the conversion of the Series A, A-1 and A-2 preferred stock into common stock of the Company and at closing will effect a reverse stock split to reduce the number of common shares outstanding.

    The parties expect to refinance the Company's existing bank credit line and repay amounts outstanding under a $5 million bridge financing note being provided by Fidelity with the proceeds of a new bank credit facility expected to be in place at or shortly following the time of closing of the proposed combination. The new bank credit facility is also expected to be sufficient to permit the Company to pursue its growth strategies.

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

    On February 15, 2001, Fidelity purchased the Company's secured, subordinated convertible debt and in connection with the definitive agreement, has revised certain of its operating covenants, the maturity date and terms regarding subordination to bank indebtedness. Fidelity also purchased the Company's Series F Preferred Stock.

    Upon closing of the proposed combination, which is subject to the approval of the Company's shareholders, Fidelity will receive approximately 77% of the Company's common stock for its interests in the businesses transferred to the Company. Accordingly, upon consummation of the plan of combination, the Company expects that the five combined real estate related service businesses of Fidelity will be considered the accounting acquirer, and the transaction will be accounted for as a reverse acquisition. The historical information of the five real estate related service businesses of Fidelity would be used as the historical information of the Company after the combination. Closing of the transaction is subject to customary conditions including the approval of the Company's secured creditors, which has been received, and required regulatory authorities. Closing is expected to occur during the third quarter of 2001.

    Customary break-up fees are due under certain conditions upon termination of the definitive agreement.

    The Company believes that the plan of combination of its data assets and marketing channels with those of Fidelity are complimentary and will establish a stronger foundation from which to execute its business plan, with a simplified and stronger capital structure and with greater access to capital. The Company also believes there are revenue enhancements and cost savings synergies that will yield higher growth and profit margins and that the transaction will result in a large and more diverse base of lenders, realtors and other customers who are parties to a real estate transaction.

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

    In addition to the assumption of certain liabilities, the Company paid to Moore an aggregate of (i) 950,000 shares of the Company's common stock, par value $0.001 per share, (ii) a secured convertible note payable in the principal amount of $18.7 million (the "Note"), (iii) $20 million in cash and (iv) a secured short-term Working Capital Note.

    Pursuant to the DMS agreement, the Company entered into a Working Capital Note with Moore (the "Working Capital Note"), under which Moore agreed to loan the Company the proceeds from the collection of DMS lease and accounts receivable retained by Moore, up to a maximum of $7.5 million. The Working Capital Note bore interest at the prime rate plus 1% and was paid in full on May 3, 2000 with the proceeds from the financing from PNC Bank.

3. INVENTORIES

    Inventories are summarized as follows:

	March 31, 2001	December 31, 2000
Inventories:
Finished goods	$184	$353
Work in process	565	166
Raw materials and supplies	405	209

	$1,154	$728

4. LONG-TERM OBLIGATIONS

  Subordinated convertible note with Fidelity National Financial

    The Company entered into a Secured Convertible Note ("the Note") with Moore in December 1999 in connection with the acquisition of DMS. On February 15, 2001, Fidelity purchased the Company's Note and has revised certain of its operating covenants, the maturity date and terms regarding subordination to bank indebtedness.

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

    In connection with the recording of the acquisition of Moore, an independent valuation firm determined that the fair value of the Note was $16,721 at the date of the acquisition. The Company therefore recorded the Note net of a discount of $1,979. The discount is being amortized into interest expense using the straight-line method, which approximates the effective interest method, over the initial two-year term of the Note. As of March 31, 2001, the principal balance, unamortized discount and accrued interest was $18,700, $701 and $168, respectively.

  Senior, secured credit facility with PNC Bank

    On May 3, 2000, the Company entered into a credit agreement with PNC Bank to borrow up to $10 million. Borrowing availability under this agreement is based on the amount of eligible accounts receivable and cash flow from lease receivables. Borrowings bear interest at a rate equal to the Prime rate plus 1.0% and are due to be repaid no later than July 1, 2002. A portion of the proceeds from this loan was used to retire the Note from Moore. PNC Bank requires that the Company maintains a stated minimum net worth as a covenant to the agreement.

5. SEGMENT DATA

    Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131") establishes standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise for which there is separate financial information that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

    In 2000, the Company was reorganized into three operating segments: RE/Commercial, RE/Professional and CDS—Print. RE/Commercial provides environmental risk information to banks, engineers and consultants, flood information to banks, and insurance risk information to property and casualty insurance underwriters. RE/Professional provides software solutions, disclosure information and data management services to the real estate industry and home sellers. CDS—Print specializes in converting database information from non-real estate sources that prepares and prints data to commercial print standards. Corporate operations include certain financing and other general corporate expenses.

Three months ended March 31,	RE/Commercial	RE/Professional	CDS Print	Other	Corporate	Total
Revenue
2001	4,564	12,303	1,900	1	—	18,768
2000	5,176	15,099	1,721	155	—	22,151
Operating Income (Loss)
2001	686	(13)	(1)	(1)	(3,342)	(2,671)
2000	1,336	620	56	(689)	(2,948)	(1,625)

    No single customer accounted for as much as 10% of consolidated revenue in 2001 and 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion and analysis provides information that the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the financial statements and footnotes which appear elsewhere in this Report and the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

    This discussion and analysis contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, which are subject to the "safe harbor" created by those sections. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Report. Additionally, statements concerning future matters such as the timing and potential effects of the proposed business combination with business units of Fidelity, benefits and advantages of the Company's products, the planned integration and development of new products, enhancements or technologies, business and sales strategies and other statements regarding matters that are not historical are forward-looking statements. Such statements are subject to certain risks and uncertainties discussed at the end of this section and the Company's actual future results could differ materially from those projected in the forward-looking statements as a result of several factors, including the business risks discussed below. The Company assumes no obligation to update the forward-looking statements. Readers are urged to review and consider carefully the various disclosures made by the Company in this Report, which attempts to advise interested parties of the risks and factors that may affect the Company's business, financial condition and results of operations.

  General History

    VISTAinfo provides information for making real-estate decisions to professionals and consumers throughout the United States and Canada. Through a series of acquisitions and its own research and development efforts, the Company has developed a variety of geographic databases and software tools related to real estate decisions. The Company is integrating these databases to provide a comprehensive set of tools to assist customers with real estate decisions and to provide homeowners' access to providers of related home services. VISTAinfo has been organized into three operating segments: RE/Commercial, RE/Professional (which includes Data Services and Software Services), and Computer Directed Services—Print. RE/Commercial provides environmental risk information to lenders, engineers and consultants, and insurance risk information to property and casualty insurance underwriters. RE/Professional-Data Services provides disclosure and public record information to the real estate industry. RE/Professional-Software Services provides software solutions, and data management services to the real estate industry. CDS—Print provides specialized printing services for large databases.

Results of Operations

Comparison of the Three Months Ended March 31, 2001 to the Three Months Ended March 31, 2000

Revenues

    Total revenues decreased 15 percent from $22.2 million in 2000 to $18.8 million in 2001. RE/Commercial revenues decreased 12% from $5.2 million in 2000 to $4.6 million in 2001. This is primarily due to a decrease in billings in the Environmental division and a reduction in contracts in the Geographical Underwriting System ("GUS") division. RE/Professional revenues decreased 19 percent from $15.1 million in 2000 to $12.3 million in 2001, primarily due to a decrease in Full Service Multiple Listing Service ("MLS") contracts and pricing as Internet based MLS systems are being deployed. In addition, MLS printing had an anticipated decrease in revenues due to a lower need for paper based MLS catalog. Broker/Agent revenues also decreased due to lower shipments in 2001. CDS—Print revenues increased 10 percent from $1.7 million in 2000 to $1.9 million in 2001.

Gross Margin

    Total gross margin decreased 16 percent from $9.1 million in 2000 to $7.6 million in 2001. Gross margin as a percent of revenue remained at 41 percent in 2000 and 2001 resulting from a lower gross margin on the decline in revenue offset by cost reductions effected and a higher gross margin in the CDS Print operations. RE/Commercial gross margin decreased 20 percent from $4.0 million in 2000 to $3.2 million in 2001, which is consistent to the decreases in revenues by the Environmental and GUS divisions. RE/Professional gross margin decreased 15 percent from $4.7 million in 2000 to $4.0 million in 2001 which is consistent with its decreases in revenues. CDS—Print gross margin decreased 12 percent from $.41 million in 2000 to $.36 million in 2001.

Selling, General and Administrative

    Total selling, general and administrative expenses decreased 9 percent from $7.2 million in 2000 to $6.6 million in 2001 reflecting cost reductions effected in the fourth quarter of 2000. RE/Commercial selling, general and administrative expenses decreased 8 percent from $1.7 million in 2000 to $1.6 million in 2001. This is primarily due to savings from integration of operations and a reduction in headcount. RE/Professional selling, general and administrative expenses decreased 7 percent from $2.1 million in 2000 to $1.9 million in 2001 primarily due to the reduction of headcount in broker agent operations. CDS—Print selling, general and administrative expenses decreased 8 percent from $.18 million in 2000 to $.17 million in 2001.

Research and Development

    Total research and development expenses increased 18 percent from $1.1 million in 2000 to $1.3 million in 2001. RE/Commercial research and development expenses decreased 3 percent from $.76 million in 2000 to $.74 million in 2001, primarily due to headcount reductions. R&D increased on Vistacheck 4.0 development. RE/Professional research and development expenses increased 68 percent from $.32 million in 2000 to $.54 million in 2001, primarily due to an increase in development costs for the product "RE/Xplorer" 2.0. Vistacheck 4.0 and RE/Xplorer 2.0 will replace legacy platforms with decreased support costs and expanded customer features and benefits upon completion and deployment.

Depreciation and Amortization

    Depreciation and amortization expense increased 3 percent from $2.4 million in 2000 to $2.5 million in 2001. The increase is due to additional amortization from acquisitions and additional depreciation from equipment purchases made throughout 2000.

  Income Taxes

    The Company has recorded a valuation allowance against its entire net deferred tax asset and, accordingly, recorded no benefit for income taxes for the three months ended March 31, 2001 and 2000.

Liquidity and Capital Resources

    As reflected in the Company's statements of cash flows, the Company's operations historically have not generated sufficient cash flows to meet the on-going cash needs of the Company. If cash flows from operations are not sufficient to meet cash needs during 2001, the Company may need to raise additional debt or equity financing to meet its operating capital needs. Factors impacting this forward-looking statement are the levels of the Company's overall revenues and overhead expenses, changes in the Company's accounts receivable turnover and costs associated with the acquisition and integration of the business units from Fidelity. On April 12, 2001 the Company signed a definitive agreement to combine with five real estate related business units of Fidelity. Under the proposed terms, Fidelity will contribute its ownership interest in its Tax, Credit, Flood, Appraisal and Property Records businesses in exchange for stock. Also with the signing of the definitive agreement, the Senior, secured credit facility with PNC Bank was amended. In connection with this transaction, the Company intends to restructure its capital stock, including the conversion of the Series A, A-1 and A-2 Preferred Stock into common stock and the implementation of a reverse stock split to reduce the number of common shares outstanding. Additionally, the parties expect to refinance the Company's existing bank facility and redeem the Series F Preferred Stock with the proceeds of a new bank credit facility anticipated to be in place at closing, or shortly thereafter. On February 15, 2001 Fidelity also purchased the Company's outstanding $18.7 million subordinated, secured convertible debt from Moore, which was amended in connection with the execution of the definitive agreement with Fidelity.

    Net cash used by operating activities.  Because the Company's overall income performance was decreased due to lower revenue, net cash used by operating activities was $1.7 million in 2001 compared to net cash provided of $.005 million in 2000. In 2001, Cash was used to accomodate Research and Development to increase CDS Print paper inventory for pending production, installing systems capacity for customers and to reduce trade obligations and other liabilities.

    Net cash used in investing activities.  Net cash used in investing activities was $.27 million in 2001 compared to $.68 million in 2000. This resulted from an increase in intangibles relating to acquisition charges in 2000 offset by decreases in deposits and other assets in 2001. The Company also continued its investment in computers, software and other technological equipment to support the requirements of its current operating systems and business needs.

    Net cash used by operating activities.  Because the Company's overall income performance was decreased due to lower revenue, net cash used by operating activities was $1.7 million in 2001 compared to net cash provided of $.005 million in 2000. In 2001, Cash was used primarily to increase paper for the CDS—Print segment and to reduce trade obligations and other liabilities.

Risk Factors

    In addition to the other information in this report, the following factors (as well as other factors not listed) have the potential to materially affect the Company's business, future operations and financial condition.

Need to Integrate Acquisitions

    The Company has engaged in a number of acquisitions and expects to continue to do so including the proposed transaction with Fidelity. Many of these acquisitions require substantial integration with existing operations to realize their expected returns on investment. Integration includes, among other things, absorption of administrative functions that are eliminated from the acquired company, combining sales and marketing activities with existing departments and standardizing technological systems across business units. Failure to execute business integrations successfully may result in increased costs, customer attrition and decreases in revenue, and would have a material impact on the operating results of the Company.

The Company Has Sustained Losses in the Past and the Company May Sustain Losses in the Future

    The Company has experienced operating losses during the years ended December 31, 2000 and 1999. The Company's cumulative losses as of March 31, 2001 were approximately $71 million. The Company may not be able to achieve or maintain profitable operations and generate positive cash flows.

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

Access to Free Information on the Internet Could Affect the Marketability of the Company's Services and its Customers' Services

    The Company's MLS Systems customers provide real estate listing information to real estate brokers and agents who use this information to market and search for real estate properties for their clients. A number of Internet services provide free listing information directly to consumers at little or no cost. These services generally contract with MLS's for this property data or accept listed property information directly from the home seller. If this new information medium develops in a way that causes sellers and purchasers to tend to require fewer services from brokers and agents, fee revenue from real estate professionals to MLS's could be adversely impacted. This could adversely affect the value of the Company's contracts with MLS's and the Company's revenues and gross margins.

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

The Holders of the Company's Preferred Stock Have Superior Rights and Preferences

    As of March 31, 2001, the Company has outstanding 102,564 shares of the Company's Series A Preferred, 380,000 shares of Series A-1 Preferred, 300,000 shares of Series A-2 Preferred and 2,500 shares of Series F Preferred, all of which provide the holders of such shares with rights and preferences superior to those of holders of the Company's common stock. The holders of these series of preferred stock are, or may be entitled to, dividends and distributions payable with respect to the number of shares of common stock into which the preferred stock is convertible, and would be entitled to receive such dividends or distributions prior to payment of any such dividends or distributions to the holders of common stock. The holders of preferred stock are also entitled to preferential payment in the event that the Company is liquidated. The Company must obtain the consent of the preferred shareholders as one or separate classes prior to certain events. These superior rights and preferences could adversely affect the holders of shares of the Company's common stock.

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

The Loss of Significant Contracts Would Adversely Impact the Company's Operations

    The majority of revenue from the GUS product comes indirectly from significant contracts by Insurance Services Office ("ISO") with insurance companies through the Company's joint services relationship with ISO. An unexpected termination of a contract with ISO would adversely impact the Company's operating results and financial condition. Additionally, a significant portion of revenue from the Company's MLS Systems line is derived from relatively few large contracts. The termination or non-renewal of some of these contracts would adversely impact the Company's operating results and financial condition.

The Company May Not Be Able to Fully Utilize Tax Advantages

    As of December 31, 2000, the Company had federal and state net operating loss carryforwards of approximately $46.3 million and $23.2 million, respectively. These net operating losses begin to expire in 2001. The carryforwards are significantly limited under Internal Revenue Code Section 382 and will be further limited following the transaction with Fidelity. The Company has recorded a valuation allowance against its entire net deferred tax asset, as it believes it is more likely than not that its net deferred tax asset will not be realized.

The Sale of a Large Block of Shares of the Company's Common Stock May Adversely Affect the Company's Stock Price

    Sales of a substantial number of shares of the Company's common stock in the public market would adversely affect the market price for the Company's common stock. As of May 4, 2001, the Company had approximately 26 million shares of common stock outstanding. A substantial majority of these shares and the shares issuable upon conversion of existing shares of preferred stock are freely tradable. In addition to the shares currently outstanding, approximately 7.7 million shares of common stock may be issued upon exercise of outstanding options and warrants or upon exchange or conversion of debt. Such additional shares, if issued, would generally be eligible for resale in the public market without restriction or pursuant to the restrictions of Rule 144. The Company currently has both "piggy-back" and demand registration rights outstanding with respect to shares of outstanding common stock as well as shares of common stock issuable upon the exercise of certain warrants and the subsequent conversion thereof into common stock, and shares of common stock issuable pursuant to the conversion of the company's Preferred Stock and subordinated convertible debt. The registration and public sale of such shares could adversely affect the market price of the Company's common stock.

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

We May Not Be Able to Satisfy the Nasdaq Listing Requirements

    We are required to meet certain financial tests (including, but not limited to, a minimum bid price of our common stock of $1.00 and $4 million in tangible net worth) to maintain the listing of our common stock on the Nasdaq National Market. Within the recent past, our common stock price has fallen below this required minimum level for some periods and our tangible net worth is below the amount required. In the future, our stock price or tangible net worth may fall below the Nasdaq requirements, or we may not comply with other listing requirements, with the result that our common stock might be delisted. If that happened, the market price and liquidity of our common stock and our ability to raise necessary capital would be impaired. Also, we might not be able to satisfy the conditions for our combination with selected business units of Fidelity.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We believe that the interest rate risk related to any of our assets is not significant. We do not maintain available cash resources in interest sensitive instruments and we attempt to manage any risks associated with our accounts receivable through periodic reviews and establishment of appropriate allowances as part of our internal controls and policies.

    Interest changes will directly affect our borrowing costs, since our bank indebtedness bears interest at a rate related to the prime rate. If interest rates were to change by 1% from the rates in effect on March 31, 2001, that hypothetical change would not have a significant effect on the costs we incur in our business. However, our financial performance will be affected more significantly by the pace of economic activity (and particularly real estate related transactions) which changes in part through the effect of prevailing interest rates.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

    None.

Item 2. Changes in Securities and Use of Proceeds

    None.

Item 3. Defaults Upon Senior Securities

    None.

Item 4. Submission of Matters to a Vote of Security Holders

    None

Item 5. Other Information

  Recent Developments—Proposed Combination with Fidelity National Financial

    On April 12, 2001 the Company signed a definitive agreement for a plan of business combination with Fidelity National Financial and its subsidiaries, Chicago Title and Trust Company (collectively, "Fidelity"). Under the terms of the definitive agreement, Fidelity will contribute its ownership interests in five real estate related service businesses in exchange for common stock of the Company. VISTAinfo will restructure and simplify its capital structure, including the conversion of the Series A, A-1 and A-2 preferred stock into common stock of the Company and at closing will effect a reverse stock split to reduce the number of common shares outstanding.

    The parties expect to refinance the Company's existing bank credit line and repay amounts outstanding under a $5 million bridge financing note being provided by Fidelity with the proceeds of a new bank credit facility expected to be in place at or shortly following the time of closing of the proposed combination. The new bank credit is also expected to be sufficient to permit the Company to pursue its growth strategies.

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

    On February 15, 2001, Fidelity purchased the Company's secured, subordinated convertible debt and in connection with the definitive agreement, has revised certain of its operating covenants, the maturity date and terms regarding subordination to bank indebtedness. Fidelity also purchased the Company's Series F Preferred Stock.

    Upon closing of the proposed combination, which is subject to the approval of the Company's shareholders, Fidelity will receive approximately 77% of the Company's common stock for its interests in the businesses transferred to the Company. Accordingly, upon consummation of the plan of combination, the Company expects that the five combined real estate related service businesses of Fidelity will be considered the accounting acquirer, and the transaction will be accounted for as a reverse acquisition. The historical information of the five real estate related service businesses of Fidelity would be used as the historical information of the Company after the combination. Closing of the transaction is subject to customary conditions including the approval of the Company's secured creditors, which has been received, and required regulatory authorities. Closing is expected to occur during the third quarter of 2001.

Item 6. Exhibits and Reports on Form 8-K

  a)
  Exhibits:

      The exhibits to this Form 10-Q are listed in the Exhibit Index on page 22 of this Report.

  b)
  Reports on Form 8-K.

      The registrant filed a current report on Form 8-K dated February 14, 2001 in which the registrant announced the execution of a letter of intent to combine with certain business unites of Fidelity National Financial.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTA Information Solutions, Inc. (Registrant)
Date: May 15, 2001	By	/s/ Neil A. Johnson Neil A. Johnson Chief Financial Officer (Principal Financial Officer)
Date: May 15, 2001	By	/s/ Gilbert T. Vasquez Gilbert T. Vasquez Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description	Location
3.1	Restated Certificate of Incorporation of the Company, as ameded to date	Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000.
3.2	Restated By-laws of the Company, as amended to date	Incorporated by reference to the Company's definitive Proxy Statement filed February 17, 1998.

QuickLinks

INDEX
PART I—FINANCIAL INFORMATION
  Consolidated Statements of Operations
  Consolidated Balance Sheets
  Consolidated Statements of Cash Flows
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2001
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  SIGNATURES
  EXHIBIT INDEX