Form 10-Q
period 2001-06-30
FIDELITY NATIONAL INFORMATION SOLUTIONS INC
filed 2001-08-14
CIK 888793

QuickLinks -- Click here to rapidly navigate through this document

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to               .

Commission File No. 0-20312

Fidelity National Information Solutions, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	41-1293754 (IRS Employer Identification No.)
4050 Calle Real, Santa Barbara, CA (Address of principal executive offices)	93110 (Zip Code)

(805) 696-7000
(Registrant's telephone number)

(Former name, former address, and former fiscal year, if changed since last report.)

    Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, $.001 par value, 25,987,619 shares outstanding on July 24, 2001.

    Transitional Small Business Format (check one) Yes / /  No /x/

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

FIDELITY NATIONAL INFORMATION SOLUTIONS, INC.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
	(unaudited)		(unaudited)
Net revenues	$17,342	$21,710	$36,110	$43,861
Cost of revenues	11,014	12,690	22,145	25,744

Gross margin	6,328	9,020	13,965	18,117
Operating expenses:
Selling, general and administrative	7,550	7,425	14,109	14,661
Research and development	1,148	1,168	2,425	2,246
Depreciation and amortization	652	1,031	1,718	2,085
Amortization of goodwill and acquired intangible assets	1,417	1,332	2,824	2,686

Total operating expenses	10,767	10,956	21,076	21,678

Operating loss	(4,439)	(1,936)	(7,111)	(3,561)
Interest expense, net	(837)	(811)	(1,658)	(1,582)
Other income (expense)	(150)	116	(74)	129

Net loss	(5,426)	(2,631)	(8,843)	(5,014)
Preferred stock dividends declared	(75)	(75)	(150)	(150)

Net loss attributable to common stockholders	$(5,501)	$(2,706)	$(8,993)	$(5,164)

Basic and diluted loss per common share	$(0.21)	$(0.11)	$(0.35)	$(0.20)
Weighted average common shares outstanding	25,992,619	25,316,675	25,962,174	25,219,816

FIDELITY NATIONAL INFORMATION SOLUTIONS, INC.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2001	December 31, 2000
	(unaudited)
Assets
Current assets:
Cash	$779	$1,864
Accounts receivable, net	7,449	9,032
Inventories	878	728
Other current assets	3,928	4,662

Total current assets	13,034	16,286
Property, equipment and software, net	8,529	9,140
Other acquired assets, net	11,081	12,963
Goodwill, net	20,615	21,413
Other assets, net	4,381	4,820

Total assets	$57,640	$64,622

Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of capital lease obligations	$772	$842
Accounts payable	5,859	4,914
Deferred revenue	4,355	4,365
Other current liabilities	4,045	4,845

Total current liabilities	15,031	14,966
Deferred revenue, long-term portion	133	628
Secured revolving credit line	7,039	7,016
Capital lease obligations, less current maturities	192	378
Secured convertible note	18,246	17,752
Subordinated bridge loan	1,900	—

Total liabilities	42,541	40,740
Commitments and contingencies
Stockholders' equity:
Preferred stock, Series A, A-1 and A-2 convertible, par value $.001; liquidation value $22,000; 845,000 shares authorized; 782,564 shares issued and outstanding	1	1
Preferred stock, Series F convertible, par value $.001; liquidation value $2,500; 2,500 shares authorized, issued and outstanding	—	—
Preferred stock, Series R, par value $.001; 7,000,000 shares authorized and none outstanding	—	—
Common stock, par value $.001; 70,000,000 shares authorized; 25,987,619 shares issued and outstanding	26	26
Additional paid-in capital	91,442	91,184
Accumulated other comprehensive loss	(304)	(258)
Accumulated deficit	(76,066)	(67,071)

Total stockholders' equity	15,099	23,882

Total liabilities and stockholders' equity	$57,640	$64,622

FIDELITY NATIONAL INFORMATION SOLUTIONS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Six months ended
	June 30, 2001	June 30, 2000
	(unaudited)
Cash Flows from Operating Activities:
Net loss	$(8,843)	$(5,014)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,718	2,085
Amortization of goodwill and acquired intangible assets	2,824	2,686
Value of common stock contributed to employee plan	257	324
Amortization of discount on debt	495	591
Changes in assets and liabilities, net of effects of business acquisitions:
Trade accounts receivable	1,583	(44)
Lease receivables	574	875
Inventories	(150)	(256)
Prepaid expenses	362	(102)
Accounts payable	1,127	73
Deferred revenue	(505)	130
Other current liabilities	(902)	(168)

Net cash (used in) provided by operating activities	(1,460)	1,180
Cash Flows from Investing Activities:
Purchases of equipment, furniture and software	(660)	(969)
Net change in deposits and other assets	(254)	99
Increase in intangible assets	—	(236)

Net cash used in investing activities	(914)	(1,106)
Cash Flows from Financing Activities:
Proceeds from secured credit facility	23	5,149
Proceeds from subordinated bridge loan	1,900	—
Principal payments on long-term obligations	(481)	(7,999)
Cash effect of proceeds from exercise of stock options	—	77
Net change in cumulative translation adjustment	(46)	(145)
Dividends on Series F Preferred Stock	(150)	(150)

Net cash provided by (used in) financing activities	1,246	(3,068)

Effect of exchange rate changes on cash	43	—

Net decrease in cash	(1,085)	(2,994)
Cash, beginning of period	1,864	5,105

Cash, end of period	$779	$2,111

Supplemental Schedule of Non-Cash Information:
Cash paid for interest	$803	963
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Capital equipment lease obligations incurred	276	373
Common stock issued for employee benefit plan	—	476

Fidelity National Information Solutions, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001
(unaudited)
(in thousands, except share and per share data)

1.  BASIS OF PRESENTATION

    The accompanying unaudited financial statements of Fidelity National Information Solutions, Inc. ("FNIS" or the "Company"), formerly Vista Information Solutions, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, the interim financial statements include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the results for interim periods presented. Operating results for the three months and six months ended June 30, 2001 are not necessarily indicative of the operating results that will be achieved for the year or any other period. These statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

    The consolidated financial statements of FNIS include the accounts of the Company and all majority-owned subsidiaries and all significant intercompany accounts and transactions have been eliminated in consolidation.

  Recent Accounting Pronouncements

    In June 2001 the Financial Accounting Standards Board approved Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prohibits the pooling of interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. The amortization of existing goodwill will cease on December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The Company is currently evaluating the impact that these standards will have on its financial statements.

2.  THE COMPANY

  Recent Developments—Combination with Fidelity National Financial

    On August 1, 2001 the Company closed on the transaction to combine with Fidelity and its subsidiaries, Chicago Title and Trust company (collectively, "Fidelity") to form Fidelity National Information Solutions, Inc. As part of the combination, Fidelity contributed its ownership interests in five real estate related service businesses in exchange for 120,480,304 common shares of the Company. On August 1, 2001, the Company also restructured and simplified its capital structure, including the conversion of the Series A, A-1 and A-2 preferred stock into 10,000,000 common shares of the Company. Following the share issuance and conversion, the Company executed a 1 for 7 reverse stock split to reduce the number of common shares outstanding.

    In connection with the combination, the Company entered into an agreement where Fidelity retired the $10 million senior, secured credit facility with PNC Bank. In exchange for the retirement of debt under the PNC Agreement, the Company issued to Fidelity a promissory note in the principal amount of $7,543,484 which bears interest at a variable rate per year equal to the commercial lending rate of PNC Bank, as publicly announced to be in effect from time to time, plus one percent (1.0%).

    On February 15, 2001, Fidelity purchased the Company's secured, subordinated convertible debt and in connection with the definitive agreement, has revised certain of its operating covenants, the maturity date and terms regarding subordination to bank indebtedness. Fidelity also purchased the Company's Series F Preferred Stock and will refinance it and the Company's existing debt into a single debt instrument.

    Effective with the shareholder approval of the combination on July 30, 2001, the Company closed the transaction on August 1, 2001 which gave Fidelity approximately 77% of the Company's common stock for its interests in the businesses transferred to the Company. Accordingly, upon consummation of the combination, the five combined real estate related service businesses of Fidelity were considered the accounting acquirer, and the transaction will be accounted for as a reverse acquisition. The historical information of the five real estate related service businesses of Fidelity would be used as the historical information of the Company after the combination.

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

3.  INVENTORIES

    Inventories are summarized as follows:

	June 30, 2001	December 31, 2000
Inventories:
Finished goods	$112	$353
Work in process	377	166
Raw materials and supplies	389	209

	$878	$728

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

    In connection with the recording of the acquisition of Moore, an independent valuation firm determined that the fair value of the Note was $16,721 at the date of the acquisition. The Company therefore recorded the Note net of a discount of $1,979. The discount is being amortized into interest expense using the straight-line method, which approximates the effective interest method, over the initial two-year term of the Note. As of June 30, 2001, the principal balance, unamortized discount and accrued interest was $18,700, $454 and $269, respectively.

  Senior, secured credit facility with PNC Bank

    On May 3, 2000, the Company entered into a credit agreement with PNC Bank to borrow up to $10 million. Borrowing availability under this agreement is based on the amount of eligible accounts receivable and cash flow from lease receivables. Borrowings bear interest at a rate equal to the prime rate plus 1.0% and are due to be repaid no later than July 1, 2002. A portion of the proceeds from this loan was used to retire the Note from Moore. PNC Bank required that the Company maintain a stated minimum net worth as a covenant to the agreement.

    On August 1, 2001, in connection with the proposed combination, the Company entered into an agreement where Fidelity retired the $10 million senior, secured credit facility with PNC Bank. In exchange for the retirement of debt under the PNC Agreement, the Company issued to Fidelity a promissory note in the principal amount of $7,543,484 which bears interest at a variable rate per year equal to the commercial lending rate of PNC Bank, as publicly announced to be in effect from time to time, plus one percent (1.0%).

5.  SEGMENT DATA

    Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131") establishes standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise for which there is separate financial information that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

    In 2000, the Company was reorganized into three operating segments: RE/Commercial, RE/Professional and CDS-Print. RE/Commercial provides environmental risk information to banks, engineers and consultants, flood information to banks, and insurance risk information to property and casualty insurance underwriters. RE/Professional provides software solutions, disclosure information and data management services to the real estate industry and home sellers. CDS-Print specializes in converting database information from non-real estate sources that prepares and prints data to commercial print standards. Corporate operations include certain financing and other general corporate expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Revenue:
RE/Commercial	$4,247	5,438	$8,810	10,614
RE/Professional	11,428	14,553	23,731	29,653
CDS Print	1,667	1,560	3,567	3,281
Other	0	159	2	313
Corporate	0	0	0	0

Total	$17,342	21,710	$36,110	43,861

Operating Income (Loss)
RE/Commercial	$806	1,558	$1,493	2,893
RE/Professional	61	1,768	47	2,551
CDS Print	173	124	172	18
Other	(1)	(779)	(2)	(1,467)
Corporate	(5,478)	(4,607)	(8,821)	(7,556)

Total	$(4,439)	(1,936)	$(7,111)	(3,561)

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

    This discussion and analysis contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, which are subject to the "safe harbor" created by those sections. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Report. Additionally, statements concerning benefits and advantages of the Company's products, the planned integration and development of new products, enhancements or technologies, business and sales strategies, and other statements regarding matters that are not historical are forward-looking statements. Such statements are subject to certain risks and uncertainties discussed at the end of this section and the Company's actual future results could differ materially from those projected in the forward-looking statements as a result of several factors, including the business risks discussed below. The Company assumes no obligation to update the forward-looking statements. Readers are urged to review and consider carefully the various disclosures made by the Company in this Report, which attempts to advise interested parties of the risks and factors that may affect the Company's business, financial condition and results of operations.

  General History

    FNIS, formerly known as VISTAinfo, provides information for making real-estate decisions to professionals and consumers throughout the United States and Canada. Through a series of acquisitions and its own research and development efforts, the Company has developed a variety of geographic databases and software tools related to real estate decisions. The Company is integrating these databases to provide a comprehensive set of tools to assist customers with real estate decisions and to provide homeowners' access to providers of related home services. The Company was organized into three operating segments: RE/Commercial, RE/Professional (which includes Data Services and Software Services), and Computer Directed Services-Print. RE/Commercial provides environmental risk information to lenders, engineers and consultants, and insurance risk information to property and casualty insurance underwriters. RE/Professional-Data Services provides disclosure and public record information to the real estate industry. RE/Professional-Software Services provides software solutions, and data management services to the real estate industry. CDS-Print provides specialized printing services from large databases.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2001 to the Three and Six Months Ended June 30, 2000

  Revenues

    Total revenues decreased 20 percent from $21.7 million for the three months ended June 30, 2000 to $17.3 million for the three months ended June 30, 2001 and decreased 18 percent from $43.9 million for the six months ended June 30, 2000 to $36.1 million for the six months ended June 30, 2001. RE/Commercial revenues decreased 22 percent from $5.4 million for the three months ended June 30, 2000 to $4.2 million for the three months ended June 30, 2001and decreased 17 percent from $10.6 million for the six months ended June 30, 2000 to $8.8 million for the six months ended June 30, 2001. This is primarily due to a decrease in billings in the Environmental division and a reduction in contracts in the Geographical Underwriting System ("GUS") division. RE/Professional revenues decreased 21 percent from $14.6 million for the three months ended June 30, 2000 to $11.4 million for the three months ended June 30, 2001 and decreased 20 percent from $29.7 million for the six months ended June 30, 2000 to $23.7 million for the six months ended June 30, 2001, primarily due to a decrease in Full Service Multiple Listing Service ("MLS") contracts and pricing as Internet based MLS systems are being deployed. In addition, MLS printing had an anticipated decrease in revenues due to a lower need for paper based MLS catalogs. Broker/Agent revenues also decreased due to lower shipments in 2001. CDS-Print revenues increased 7 percent from $1.6 million for the three months ended June 30, 2000 to $1.7 million for the three months ended June 30, 2001 and increased 9 percent from $3.3 million for the six months ended June 30, 2000 to $3.6 million for the six months ended June 30, 2001.

  Gross Margin

    Total gross margin decreased 30 percent from $9.0 million for the three months ended June 30, 2000 to $6.3 million for the three months ended June 30, 2001 and decreased 23 percent from $18.1 million for the six months ended June 30, 2000 to $14.0 million for the six months ended June 30, 2001. Gross margin as a percent of revenue decreased from 42 percent of revenue for the three months ended June 30, 2000 to 36 percent of revenue for the three months ended June 30, 2001 and decreased from 41 percent of revenue for the six months ended June 30, 2000 to 39 percent of revenue for the six months ended June 30, 2001. RE/Commercial gross margin decreased 30 percent from $4.1 million for the three months ended June 30, 2000 to $2.8 million for the three months ended June 30, 2001 and decreased 25 percent from $8.1 million for the six months ended June 30, 2000 to $6.1 million for the six months ended June 30, 2001, which is due to fixed costs, such as development and data costs, that remain constant while revenues decrease. RE/Professional gross margin decreased 35 percent from $4.9 million for the three months ended June 30, 2000 to $3.2 million for the three months ended June 30, 2001 and decreased 26 percent from $9.8 million for the six months ended June 30, 2000 to $7.2 million for the six months ended June 30, 2001, due to revenues decreasing at a faster rate than the decrease in overhead costs. Contract extensions and industry competition have also led to writing business at lower margins. CDS-Print gross margin decreased 29 percent from $.4 million for the three months ended June 30, 2000 to $.3 million for the three months ended June 30, 2001and increased 29 percent from $.5 million for the six months ended June 30, 2000 to $.7 for the six months ended June 30, 2001.

  Selling, General and Administrative

    Total selling, general and administrative expenses increased 2 percent from $7.4 million for the three months ended June 30, 2000 to $7.6 million for the three months ended June 30, 2001 and decreased 4 percent from $14.7 million for the six months ended June 30, 2000 to $14.1 million for the six months ended June 30, 2001, reflecting cost reductions effected in the fourth quarter of 2000. RE/Commercial selling, general and administrative expenses decreased 15 percent from $1.7 million for the three months ended June 30, 2000 to $1.6 million for the three months ended June 30, 2001and decreased 12 percent from $3.4 million for the six months ended June 30, 2000 to $3.0 million for the six months ended June 30, 2001. This is primarily due to savings from integration of operations and a reduction in headcount. RE/Professional selling, general and administrative expenses decreased 10 percent from $2.3 million for the three months ended June 30, 2000 to $2.0 million for the three months ended June 30, 2001 and decreased 9 percent from $4.3 million for the six months ended June 30, 2000 to $4.0 million for the six months ended June 30, 2001, primarily due to the reduction of headcount in broker agent operations. CDS-Print selling, general and administrative expenses decreased 14 percent from $.13 million for the three months ended June 30, 2000 to $.11 million for the three months ended June 30, 2001 and decreased 10 percent from $.32 million for the six months ended June 30, 2000 to $.28 million for the six months ended June 30, 2001.

  Research and Development

    Total research and development expenses decreased 2 percent from $1.2 million for the three months ended June 30, 2000 to $1.1 million for the three months ended June 30, 2001 and increased 8 percent from $2.2 million for the six months ended June 30, 2000 to $2.4 million for the six months ended June 30, 2001. RE/Commercial research and development expenses decreased 27 percent from $.72 million for the three months ended June 30, 2000 to $.52 million for the three months ended June 30, 2001 and decreased 15 percent from $1.5 for the six months ended June 30, 2000 to $1.3 for the six months ended June 30, 2001, primarily due to headcount reductions. Research and Development expenses increased on Vistacheck 4.0 development. RE/Professional research and development expenses increased 40 percent from $.44 million for the three months ended June 30, 2000 to $.63 million for the three months ended June 30, 2001and increased 52 percent from $.77 for the six months ended June 30, 2000 to $1.2 for the six months ended June 30, 2001, primarily due to an increase in development costs for the product "RE/Xplorer"2.0. Vistacheck 4.0 and RE/Xplorer 2.0 will replace legacy platforms with decreased support costs and expanded customer features and benefits upon completion and deployment.

  Depreciation and Amortization

    Depreciation and amortization expense decreased 37 percent from $1.0 million for the three months ended June 30, 2000 to $.7 million for the three months ended June 30, 2001 and decreased 18 percent from $2.1 million for the six months ended June 30, 2000 to $1.7 million for the six months ended June 30, 2001. The decrease resulted from adjustments made to fixed assets balances in the second quarter offset by additional depreciation from equipment purchases made throughout 2001.

  Income Taxes

    The Company has recorded a valuation allowance against its entire net deferred tax asset and, accordingly, recorded no benefit for income taxes for the three and six months ended June 30, 2001 and 2000.

Liquidity and Capital Resources

    As reflected in the Company's statements of cash flows, the Company's operations historically have not generated sufficient cash flows to meet the on-going cash needs of the Company. If cash flows from operations are not sufficient to meet cash needs during 2001, the Company may need to raise additional debt or equity financing to meet its operating capital needs. Factors impacting this forward-looking statement are the levels of the Company's overall revenues and overhead expenses, changes in the Company's accounts receivable turnover, and costs associated with the acquisition and integration of the business units from Fidelity. On August 1, 2001 the Company combined with five real estate related business units of Fidelity. As part of the combination, Fidelity contributes its ownership interest in its Tax, Credit, Flood, Appraisal and Property Records businesses in exchange for stock. Also, as part of the combination, the senior, secured credit facility with PNC Bank was repaid and the Company restructured its capital stock, including the conversion of the Series A, A-1 and A-2 Preferred Stock into common stock and implemented a 1 for 7 reverse stock split to reduce the number of common shares outstanding. The parties expect to refinance the Company's existing debt into a new debt security with Fidelity. On February 15, 2001 Fidelity also purchased the Company's outstanding $18.7 million subordinated, secured convertible debt from Moore, which was amended in connection with the execution of the definitive agreement with Fidelity.

    Net cash used in operating activities.  Because the Company's overall income performance was decreased due to lower revenue, net cash used by operating activities was $1.5 million in 2001 compared to net cash provided of $1.2 million in 2000. In 2001, cash was used to accommodate Research and Development and to increase CDS—Print paper inventory for pending production, installing systems capacity for customers and to reduce trade obligations and other liabilities.

    Net cash used in investing activities.  Net cash used in investing activities was $.9 million in 2001 compared to $3.1 million in 2000. This resulted from an increase in intangibles relating to acquisition charges in 2000 offset by decreases in deposits and other assets in 2001. The Company also continued its investment in computers, software and other technological equipment to support the requirements of its current operating systems and business needs.

    Net cash provided by (used in) financing activities.  Net cash provided by financing activities was $1.2 million in 2001 compared to net cash used of $3.1 million in 2000. Cash was provided primarily by increased borrowings on the Fidelity bridge loan and PNC credit line offset by decreases in equipment lease obligations and currency translations in 2001.

Risk Factors

    In addition to the other information in this report, the following factors (as well as other factors not listed) have the potential to materially affect the Company's business, future operations and financial condition.

Need to Integrate Acquisitions

    The Company has engaged in a number of acquisitions and expects to continue to do so including the transaction with Fidelity. Many of these acquisitions require substantial integration with existing operations to realize their expected returns on investment. Integration includes, among other things, absorption of administrative functions that are eliminated from the acquired company, combining sales and marketing activities with existing departments and standardizing technological systems across business units. Failure to execute business integrations successfully may result in increased costs, customer attrition and decreases in revenue, and would have a material impact on the operating results of the Company.

The Company Has Sustained Losses in the Past and the Company May Sustain Losses in the Future

    The Company has experienced operating losses during the years ended December 31, 2000 and 1999. The Company's cumulative losses as of June 30, 2001 were approximately $76 million. The Company may not be able to achieve or maintain profitable operations and generate positive cash flows.

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

The Sale of a Large Block of Shares of the Company's Common Stock May Adversely Affect the Company's Stock Price

    Sales of a substantial number of shares of the Company's common stock in the public market would adversely affect the market price for the Company's common stock. As of July 24, 2001 the Company had approximately 26 million shares of common stock outstanding. A substantial majority of these shares and the shares issuable upon conversion of existing shares of preferred stock are freely tradable. In addition to the shares currently outstanding, approximately 7.7 million shares of common stock may be issued upon exercise of outstanding options and warrants or upon exchange or conversion of debt. Such additional shares, if issued, would generally be eligible for resale in the public market without restriction or pursuant to the restrictions of Rule 144. The Company currently has both "piggy-back" and demand registration rights outstanding with respect to shares of outstanding common stock as well as shares of common stock issuable upon the exercise of certain warrants and the subsequent conversion thereof into common stock, and shares of common stock issuable pursuant to the conversion of the company's Preferred Stock and subordinated convertible debt. The registration and public sale of such shares could adversely affect the market price of the Company's common stock.

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

    Interest changes will directly affect our borrowing costs, since our bank indebtedness bears interest at a rate related to the prime rate. If interest rates were to change by 1% from the rates in effect on June 30, 2001, that hypothetical increase of $.07 million change would not have a significant effect on the costs we incur in our business. However, our financial performance will be affected more significantly by the pace of economic activity (and particularly real estate related transactions) which changes in part through the effect of prevailing interest rates.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

    None.

Item 2. Changes in Securities and Use of Proceeds

    None.

Item 3. Defaults Upon Senior Securities

    None.

Item 4. Submission of Matters to a Vote of Security Holders

    None

Item 5. Other Information

  Recent Developments—Combination with Fidelity National Financial

    On August 1, 2001 the Company closed on the transaction to combine with Fidelity and its subsidiaries, Chicago Title and Trust company (collectively, "Fidelity") to form Fidelity National Information Solutions, Inc. As part of the combination, Fidelity contributed its ownership interests in five real estate related service businesses in exchange for 120,480,304 common shares of the Company. On August 1, 2001, the Company also restructured and simplified its capital structure, including the conversion of the Series A, A-1 and A-2 preferred stock into 10,000,000 common shares of the Company and executed a 1 for 7 reverse stock split to reduce the number of common shares outstanding.

    In connection with the proposed combination, the Company entered into an agreement where Fidelity retired the $10 million senior, secured credit facility PNC Bank. In exchange for the retirement of debt under the PNC Agreement, the Company issued to Fidelity a promissory note in the principal amount of $7,543,484.83 which bears interest at a variable rate per year equal to the commercial lending rate of PNC Bank, as publicly announced to be in effect from time to time, plus one percent (1.0%).

    The parties expect to refinance the company's existing debt and repay amounts outstanding with the proceeds of a new bank credit facility expected to be in place following the time of closing. The new bank credit facility is also expected to be sufficient to permit the Company to pursue its growth strategies.

    On February 15, 2001, Fidelity purchased the Company's secured, subordinated convertible debt and in connection with the definitive agreement, has revised certain of its operating covenants, the maturity date and terms regarding subordination to bank indebtedness. Fidelity also purchased the Company's Series F Preferred Stock.

    Effective with the shareholder approval of the combination on July 30, 2001, the Company closed the transaction on August 1, 2001 which gave Fidelity approximately 77% of the Company's common stock for its interests in the businesses transferred to the Company. Accordingly, upon consummation of the combination, the five combined real estate related service businesses of Fidelity were considered the accounting acquirer, and the transaction will be accounted for as a reverse acquisition. The historical information of the five real estate related service businesses of Fidelity would be used as the historical information of the Company after the combination.

Item 6. Exhibits and Reports on Form 8-K

  a)
  Exhibits:

        The exhibits to this Form 10-Q are listed in the Exhibit Index on page 21 of this Report.

  b)
  Reports on Form 8-K.

        The registrant filed a current report on Form 8-K dated August 9, 2001 in which the registrant announced the closing of the transaction to combine with certain business units of Fidelity National Financial.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTA INFORMATION SOLUTIONS, INC. (Registrant)
Date: August 14, 2001	By	/s/ NEIL A. JOHNSON Neil A. Johnson Chief Financial Officer (Principal Financial Officer)
Date: August 14, 2001	By	/s/ GILBERT T. VASQUEZ Gilbert T. Vasquez Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description	Location
3.1	Restated Certificate of Incorporation of the Company, as amended to date	Incorporated by reference to the exhibits to the Company's Quarterly Report on form 10-QSB for the quarter ended June 30, 2000.
3.2	Restated By-laws of the Company, as amended to date	Incorporated by reference to the Company's definitive Proxy Statement filed February 17, 1998
3.3	Agreement and Plan of Reorganization and Merger, dated April 12, 2001	Incorporated by reference to the Company's definitive Proxy Statement filed July 29, 2001

QuickLinks

INDEX
PART I—FINANCIAL INFORMATION
FIDELITY NATIONAL INFORMATION SOLUTIONS, INC. Consolidated Statements of Operations (in thousands, except share and per share data)
FIDELITY NATIONAL INFORMATION SOLUTIONS, INC. Consolidated Balance Sheets (in thousands, except share and per share data)
FIDELITY NATIONAL INFORMATION SOLUTIONS, INC. Consolidated Statements of Cash Flows (in thousands)
Fidelity National Information Solutions, Inc. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001 (unaudited) (in thousands, except share and per share data)
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX