Form 10-Q
period 2001-09-30
FIDELITY NATIONAL INFORMATION SOLUTIONS INC
filed 2001-11-14
CIK 888793

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

================================================================================

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM     TO     .

                           COMMISSION FILE NO. 0-20312

================================================================================

                  FIDELITY NATIONAL INFORMATION SOLUTIONS, INC.
             (Exact name of registrant as specified in its charter)



DELAWARE                                       41-1293754
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

4050 CALLE REAL, SANTA BARBARA, CA             93110
(Address of principal executive offices)       (Zip Code)


                                 (805) 696-7000
                         (Registrant's telephone number)

     (Former name, former address, and former fiscal year, if changed since last report.)

================================================================================

       Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [ ]

       Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, $.001 par value, 24,130,819 shares outstanding on November 14, 2001.

       Transitional Small Business Format (check one) Yes [ ]   No [x]

                                      INDEX

                                                                                                               PAGE
                                                                                                               ----
PART I.         FINANCIAL INFORMATION

   ITEM 1.      FINANCIAL STATEMENTS

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED
                SEPTEMBER 30, 2001 (UNAUDITED) AND 2000 (UNAUDITED)                                             3

                CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2001 (UNAUDITED) AND
                DECEMBER 31, 2000                                                                               4

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
                SEPTEMBER 30, 2001 (UNAUDITED) AND 2000 (UNAUDITED)                                             5

                CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE NINE MONTHS ENDED
                SEPTEMBER 30, 2001 (UNAUDITED).                                                                 6

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)                                7-11

   ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS           12-14

   ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                      15

PART II.        OTHER INFORMATION

   ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                             16

   ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K                                                                16

SIGNATURES                                                                                                      17

EXHIBIT INDEX                                                                                                   18

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  FIDELITY NATIONAL INFORMATION SOLUTIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                              Three Months Ended           Nine Months Ended
                                                 September 30                September 30,
                                            ----------------------      ----------------------
                                              2001          2000          2001          2000
                                            --------      --------      --------      --------
                                                         (restated)                  (restated)
Revenues                                    $ 49,932      $ 28,286      $119,002      $ 62,537

Expenses
  Personnel costs                             16,137        10,256        38,723        23,859
  Other operating expenses                    29,922        16,034        69,620        35,466
  Interest expense                               285             2           287            18
                                            --------      --------      --------      --------
    Total expenses                            46,344        26,292       108,630        59,343
                                            --------      --------      --------      --------

  Earnings before amortization of cost
    in excess of net assets acquired           3,588         1,994        10,372         3,194
  Amortization of cost in excess of
    net assets acquired                          885           805         2,413         2,143
                                            --------      --------      --------      --------

Earnings before income taxes                   2,703         1,189         7,959         1,051

Income taxes                                   1,269           973         3,870         1,206
                                            --------      --------      --------      --------

Net earnings (loss)                         $  1,434      $    216      $  4,089      $   (155)
                                            ========      ========      ========      ========

Earnings (loss) per common share
  - basic                                   $   0.07      $   0.02      $   0.22      $  (0.01)
                                            ========      ========      ========      ========
Earnings (loss) per common share
  - diluted                                 $   0.07      $   0.02      $   0.22      $  (0.01)
                                            ========      ========      ========      ========

Weighted average shares - basic               21,803        13,769        18,759        10,652
Weighted average shares - diluted             21,869        13,769        18,781        10,652


            See Notes to Condensed Consolidated Financial Statements.

                  FIDELITY NATIONAL INFORMATION SOLUTIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                   September 30,   December 31,
                                                                       2001           2000
                                                                   -------------   ------------
                                                                    (unaudited)     (restated)
Assets
  Cash                                                              $   2,514       $   2,213
  Accounts receivable, net                                             33,889          13,042
  Notes receivable                                                      1,208              --
  Prepaids and other current assets                                     3,532             579
                                                                    ---------       ---------
    Total current assets                                               41,143          15,834

  Fixed assets and software, net                                       22,713           9,924
  Deferred taxes                                                       16,088           3,088
  Related party receivables                                             3,109           5,749
  Cost in excess of net assets acquired, net                          102,327          34,376
  Other assets                                                          7,564             501
                                                                    ---------       ---------
Total assets                                                        $ 192,944       $  69,472
                                                                    =========       =========

Liabilities and Stockholders' Equity
  Accounts payable                                                  $   9,611       $   4,626
  Current maturities of capital lease obligations                       1,403              --
  Deferred revenue, current portion                                    15,546           6,019
  Income taxes payable                                                  1,852              85
  Other current liabilities                                            10,868              --
                                                                    ---------       ---------
    Total current liabilities                                          39,280          10,730

  Secured, revolving credit facility                                   15,694              --
  Capital lease obligations, less current maturities                      184              --
  Deferred revenue, long-term portion                                   3,233           3,171
  Related party payables                                                3,115           1,145
  Other liabilities                                                     2,533           1,019
                                                                    ---------       ---------
Total liabilities                                                      64,039          16,065

  Minority interests                                                      902           1,102

Stockholders' equity:
  Common stock, par value $.001; 200,000,000 shares authorized and 24,175,505 shares issued at September 30, 2001;
    13,769,178 outstanding at December 31, 2000                            24              14
  Additional paid-in capital                                          127,914          56,444
  Accumulated other comprehensive earnings                                129              --
  Accumulated deficit                                                     (64)         (4,153)
                                                                    ---------       ---------
Total stockholders' equity                                            128,003          52,305
                                                                    ---------       ---------
Total liabilities and stockholders' equity                          $ 192,944       $  69,472
                                                                    =========       =========


           See Notes to Condensed Consolidated Financial Statements.

                 FIDELITY NATIONAL INFORMATION SOLUTIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                 Nine months ended
                                                           -----------------------------
                                                           September 30,   September 30,
                                                                2001           2000
                                                           -------------   -------------
                                                                            (restated)
Cash Flows from Operating Activities
  Net earnings (loss)                                         $  4,089       $   (155)
  Adjustments to reconcile net earnings (loss)
    to net cash provided by operating activities:
    Depreciation and amortization                                6,103          3,994
    Changes in assets and liabilities, net of effects of
      business acquisitions:
        Trade accounts receivable                              (12,491)        (3,105)
        Prepaid and other assets                                 2,135         (6,425)
        Accounts payable                                        (1,458)         2,806
        Deferred revenue                                         4,849            352
        Income taxes                                             1,770          3,024
        Other liabilities                                        6,827           (257)
        Related party receivables (payables)                     4,610          5,221
                                                              --------       --------
Net cash provided by (used in) operating activities             16,434          5,455

Cash Flows from Investing Activities
  Purchases of equipment, furniture and software                (9,352)        (1,014)
  Increase in Notes Receivable                                    (818)           (14)
  Acquisitions of businesses, net of cash acquired                  --          1,435
                                                              --------       --------
Net cash (used in) provided by investing activities            (10,170)           407

Cash Flows from Financing Activities
  Proceeds from repayment of debt, net                          (6,100)            85
  Dividends paid                                                    --         (2,355)
  Cash effect of proceeds from exercise of stock options             8             --
  Net change in cumulative translation adjustment                  129             --
                                                              --------       --------
Net cash provided by (used in) financing activities             (5,963)        (2,270)
                                                              --------       --------

Net increase in cash                                               301          3,592

Cash, beginning of period                                        2,213          1,057
                                                              --------       --------
Cash, end of period                                           $  2,514       $  4,649
                                                              ========       ========
Supplemental Disclosure of cash Flow Information
  Cash paid during the year:
    Interest                                                  $     --       $     72
                                                              ========       ========
    Income taxes                                              $  2,103       $  3,873
                                                              ========       ========


           See Notes to Condensed Consolidated Financial Statements.

                  FIDELITY NATIONAL INFORMATION SOLUTIONS, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                                        Accumulated
                                                      Common Stock          Additional                     Other         Total
                                                 ----------------------      Paid-in      Accumulated  Comprehensive  Stockholders'
                                                  Shares        Amount       Capital        Deficit       Earnings       Equity
                                                 --------      --------     ----------    -----------  -------------  -------------
Balance at December 31, 2000 (Restated)            13,769      $     14      $ 56,444      $ (4,153)      $     --      $ 52,305
  (see note 3)
Shares issued in connection with the IDM
  acquisition                                       3,442             3        20,800            --             --        20,803
Shares issued in connection with the Merger
  (see note 3)                                      5,142             5        34,798            --             --        34,803
Shares issued to acquire Risco                      1,614             2        11,865            --             --        11,867
Shares issued to acquire ReEZ                         137            --         1,007            --             --         1,007
Other Shares Issued                                    71            --           513            --             --           513
Other comprehensive earnings -
  Translation adjustment                               --            --            --            --            129           129
Warrants issued to Fidelity
  (see Note 5)                                         --            --         2,487           --              --         2,487
Net Earnings                                           --            --            --         4,089             --         4,089
                                                 --------      --------      --------      --------       --------      --------
Balance at September 30, 2001                      24,175      $     24      $127,914      $    (64)      $    129      $128,003
                                                 ========      ========      ========      ========       ========      ========


            See Notes to Condensed Consolidated Financial Statements.

                  FIDELITY NATIONAL INFORMATION SOLUTIONS, INC.

        NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE
              THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001

                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


1.     BASIS OF FINANCIAL STATEMENTS

       The financial information in this report includes the accounts of Fidelity National Information Solutions, Inc. and all majority-owned subsidiaries ("FNIS" or the "Company"), formerly Vista Information Solutions, Inc., and has been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q and
Article 10 of Regulation S-X. The financial statements include all adjustments management believes are necessary for a fair presentation of the results for interim periods presented. These statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000, and its Definitive Proxy Statement on Schedule 14A filed June 30, 2001 and the Company's Current Report on Form 8-K, filed August 9, 2001, and amended October 15, 2001.

       Certain reclassifications have been made in the Company's 2000 condensed consolidated financial Statements to conform to classifications used in 2001.

2.     RECENT DEVELOPMENTS

       On August 2, 2001, the Company issued to Fidelity National Financial, Inc., a Delaware Corporation ("Fidelity") 1,614,286 shares of the Company's Common Stock for all of the outstanding common stock of Risco, Inc. ("Risco"). Risco is the third largest multiple listing service vendor in the United States.

       Also, on August 2, 2001, the Company acquired all the assets and liabilities of Reez.com. Inc. ("Reez") from Fidelity in exchange for 136,971 shares of the Company's Common Stock. Reez's software provides the realtor, consumer and settlement service provider with an on-line platform to schedule, track and close real estate transactions.

       Both acquisitions were accounted for as a purchase.

3.     COMBINATION WITH SUBSIDIARIES OF FIDELITY NATIONAL FINANCIAL, INC.

       On August 1, 2001, the Company, pursuant to an Agreement and Plan of Reorganization and Merger dated April 12, 2001, acquired one wholly-owned subsidiary of Fidelity and three wholly-owned subsidiaries of Chicago Title and Trust Company, an Illinois corporation and wholly-owned subsidiary of Fidelity ("Chicago Title") , by merging the four subsidiaries with and into four previously-formed Delaware merger subsidiaries of the Company (collectively, the "Mergers"). Concurrently with the Mergers, Fidelity transferred eighty percent (80%) of the issued and outstanding shares of capital stock of Fidelity National Tax Service, Inc. ("FNTS"), a California corporation, to the Company (the "Share Exchange").

       The subsidiaries of Chicago Title were Market Intelligence, Inc. ("MI"), a Massachusetts corporation, Fidelity National Credit Service, Inc. ("FNCS"), a New York corporation, and Fidelity National Flood, Inc. ("Flood"), a Delaware corporation, (collectively, the "Chicago Subsidiaries"). The subsidiary of Fidelity was International Data Management Corporation ("IDM"), a California corporation which was acquired by Fidelity in January 2001 (together with FNTS, the "Fidelity Subsidiaries").

       In consideration of the Mergers and Share Exchange, the Company transferred to Chicago Title 11,703,801 shares of the Company common stock and transferred to Fidelity 5,507,671 shares of the Company common stock. Collectively, these shares of common stock constituted approximately 77% of the outstanding common stock of the Company. The mergers were treated as reverse mergers, i.e., the Company became a majority-owned subsidiary of Fidelity. As a result, the consolidated financial statements of the Company issued prior to the period ended September 30, 2001 have been restated to reflect only the balance sheet accounts, operations, and cash flows of MI, FNCS, Flood and FNTS prior to the merger with the Company and to reflect the Fidelity Subsidiaries and Chicago Subsidiaries as the acquirer for accounting purposes. The purchase price of $34.8 million will be allocated to the fair value of the assets acquired and the liabilities assumed relating to the Company. The results of the Company have been included in the results of operations since the closing of the business combination on August 1, 2001. At September 30, 2001, FNFI owned 79% of the outstanding common stock of the Company.

       The Company has recorded certain preliminary purchase accounting adjustments, which are based on estimates utilizing available information. These purchase accounting adjustments may be refined as additional information becomes available.

        The following selected unaudited pro forma results of operations for the nine months ended September 30, 2001 and 2000 have been prepared to illustrate the effects of (i) the acquisition of Chicago Title and Trust Co. by Fidelity in March 2000, (ii) the acquisition of IDM by Fidelity in January 2001 and (iii) the purchase of the Company by the Fidelity Subsidiaries, as accounting acquiror, as if these transactions had been completed January 1, 2001 and 2000. The information provided for the Fidelity Subsidiaries and Chicago Subsidiaries has been derived from the Fidelity Subsidiaries' historical financial statements. The information provided for the Company has been derived from the historical financial statements and has been reclassified to conform to the presentation used by the Fidelity Subsidiaries.


                                       Nine months ended
                                         September 30,
                                -----------------------------
                                   2001               2000
                                -----------       -----------
                                      (In thousands, except
                                         per share data
Total revenue                   $   160,611       $   133,913
Loss before merger-related
   expenses                     $      (808)      $    (2,627)
Net loss                        $    (1,992)      $    (2,627)
Basic and diluted loss per
  share before merger-related
  expenses                      $      (.04)      $      (.12)
Basic and diluted
  net loss per share            $      (.04)      $      (.12)

4.     NEW ACCOUNTING PRONOUNCEMENTS

       In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets that meet one of two criteria. The statement applies to all business combinations initiated after June 30, 2001.

       SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. Existing goodwill will continue to be amortized through the remainder of 2001 at which time amortization will cease and the Company will perform a transitional goodwill impairment test. SFAS No. 142 is effective for fiscal periods beginning after December 15, 2001. Under these new accounting standards, the Company did not record goodwill amortization related to the costs in excess of net assets acquired as part of the business combination in August 2001, and effective January 1, 2002, there will be no amortization of the existing goodwill for the Fidelity Subsidiaries and the Chicago Subsidiaries. While the ultimate impact of the new accounting standards has yet to be determined, goodwill amortization expense for the nine-months ended September 30, 2001 was $2.4 million.

       In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long-Lived Assets" ("SFAS No. 144") which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," it retains many of the fundamental provisions of that statement. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company expects that the adoption of SFAS No. 144 will not have a material impact on its financial statements or results of operations.


5.     LONG-TERM OBLIGATIONS

       On September 24, 2001, the Company entered into a revolving credit agreement with Fidelity. The credit agreement provides for a maximum credit line of $25 million maturing after 5 years and bearing interest at a rate of prime plus 2%. Amounts borrowed under the credit facility ($15.7 million as of September 30, 2001) were used to repay Fidelity, who retired the Company's $10 million senior, secured credit facility existing at the time of the business combination, the Company's secured, subordinated convertible debt to Moore North America, Inc., a Bridge Loan due to Fidelity, and to redeem the Company's Series F Preferred Stock held by Fidelity.

       The retired secured, subordinated convertible debt and the Series F Preferred Stock had conversion features into 713,000 shares of the Company's common stock. On September 24, 2001, the Company also issued to Fidelity a warrant to purchase 713,000 of Company Common Stock at $10 per share.

6.     EARNINGS PER SHARE

       The Company presents "basic" earnings (loss) per share, representing net earnings divided by the weighted average shares outstanding (excluding all common stock equivalents), and "diluted" earnings (loss) per share, representing the dilutive effect of all common stock equivalents. Shares used in the earnings
(loss) per share calculations for 2001 are the weighted-average shares of FNIS outstanding during 2001, and the effect of the shares issued to Chicago Title and Fidelity in connection with the Mergers and Share Exchange. Shares used in the earnings per share calculations for 2000 are the shares issued for the Fidelity subsidiaries as outstanding all of 2000 and the weighted-average shares issued for the Chicago subsidiaries, which were acquired by Fidelity in March 2000. The following table illustrates the computation of basic and diluted earnings (loss) per share:

                                                        Three months ended           Nine months ended
                                                           September 30,               September 30,
                                                      ----------------------      ----------------------
                                                        2001          2000          2001          2000
                                                      --------      --------      --------      --------
                                                           (In thousands, except per share amounts)
Net earnings (loss), basic and diluted basis          $  1,434      $    216      $  4,089      $   (155)

 Weighted average shares outstanding during
 the period, basic basis                                21,803        13,769        18,759        10,652
   Plus: Commons stock equivalent shares assumed
   from conversion of options and warrants                  66            --            22            --
                                                      --------      --------      --------      --------
 Weighted average shares outstanding during
 the period, diluted basis                              21,869        13,769        18,781        10,652
                                                      ========      ========      ========      ========
Basic earnings (loss) per share                       $   0.07      $   0.02      $   0.22      $  (0.01)
                                                      ========      ========      ========      ========
Diluted earnings (loss) per share                     $   0.07      $   0.02      $   0.22      $  (0.01)
                                                      ========      ========      ========      ========

7.     SEGMENT DATA

       Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information ("SFAS No. 131") establishes standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise for which there is separate financial information that is evaluated regularly by the Company's management in deciding how to allocate resources and in assessing performance.

       As a result of the business combination with Fidelity in August 2001, the Company was reorganized into three segments: Lender Services, Professional Services and Corporate and other. Lender Services provides a variety of real estate related services associated with the closing of a real estate transactions, which include credit reports, flood compliance, automated valuation and appraisals, real estate tax services, environmental risk information and other products and services that utilize real estate database information. Professional Services provides hardware and software solutions and data management services to real estate professionals. Corporate operations include certain financing and other general corporate expenses.

                               Nine months ended
                                 September 30,
                           -------------------------
                              2001           2000
                           ---------       ---------
                                 In thousands
Revenue:
  Lender Services            104,861          62,537
  Professional Services       14,141              --
  Corporate
    and Other                     --              --
                           ---------       ---------
Total                      $ 119,002          62,537
                           =========       =========

Net Earnings (loss):
  Lender Services              8,800           1,051
  Professional Services          591              --
  Corporate
    and Other                 (5,302)         (1,206)
                           ---------       ---------
Total                      $   4,089            (155)
                           =========       =========

Assets:
  Lender Services            104,536          74,604
  Professional Services       84,516              --
  Corporate
    and Other                  3,892              --
                           ---------       ---------
Total                      $ 192,944          74,604
                           =========       =========

No single customer accounted for 10% of consolidated revenues in 2001 and 2000.

8.     Stock Repurchase Program

       On September 28, 2001, the Company's Board of Directors authorized the Company to purchase up to 1,000,000 shares of its common stock. Purchases may be made from time to time by the Company in the open market, in block purchases or in privately negotiated transactions. As of November 13, 2001, the Company has repurchased a total of 53,800 shares of common stock for $340 thousand at an average price of $6.30.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following discussion and analysis provides information that the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the Company's financial statements and footnotes, appearing elsewhere in this Report, the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000 and its Definitive Proxy Statement on Schedule 14A filed June 30, 2001 and the Company's Current Report on Form 8-K, filed August 9, 2001 and amended on October 15, 2001.

       This discussion and analysis contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, which are subject to the "safe harbor" created by those sections. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Report. Additionally, statements concerning benefits and advantages of the Company's products, the planned integration and development of new products, enhancements or technologies, business and sales strategies, and other statements regarding matters that are not historical are forward-looking statements. Such statements are subject to certain risks and uncertainties and the Company's actual future results could differ materially from those projected in the forward-looking statements as a result of several factors, including the business risks discussed in the Company's other Filings with the SEC. The Company assumes no obligation to update the forward-looking statements. Readers are urged to review and consider carefully the various disclosures made by the Company in this Report and in the Company's other Filings with the SEC and which attempt to advise interested parties of the risks and factors that may affect the Company's business, financial condition and results of operations.

GENERAL HISTORY

       FNIS provides information for making real-estate decisions and real estate transactions to professionals and consumers throughout the United States and Canada. Through a series of acquisitions and its own research and development efforts, the Company has developed a variety of geographic databases and software tools related to real estate decisions. The Company is integrating these databases to provide a comprehensive set of tools to assist customers with real estate decisions and to provide homeowners' access to providers of related home services. The Company is organized into three segments: Lender Services, Professional Services (which includes Public Records Services) and Corporate and other. Lender Services provides environmental risk information, flood certifications, credit reports, tax monitoring services and real estate appraisals to its customers. Professional Services provides hardware and software solutions, public record information and specialized printing services to the real estate industry.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000


REVENUES

       Total revenues increased 77 percent from $28.3 million for the three months ended September 30, 2000 to $49.9 million for the three months ended September 30, 2001 and increased 90 percent from $62.5 million for the nine months ended September 30, 2000 to $119.0 million for the nine months ended September 30, 2001. Lender Service revenues increased 27 percent from $28.3 million for the three months ended September 30, 2000 to $35.8 million for the three months ended September 30, 2001 and increased 68 percent from $62.6 million for the nine months ended September 30, 2000 to $104.9 million for the nine months ended September 30, 2001. The increase is due to the inclusion of the Chicago subsidiaries operations for a full year in 2001 versus a partial year for 2000, in addition to increases in refinance activity due to steady decreases in interest rates throughout 2001. Professional Service revenues were $14.1 million for the three and nine months ended September 30, 2001. There were no revenues for the Professional Service segment during 2000 due to the exclusion of its operations until the business combination with Fidelity in August 2001. IDM was acquired by Fidelity in January 2001 and its operations have been included since that date.

PERSONNEL COSTS

       Total personnel costs increased 57 percent from $10.3 million for the three months ended September 30, 2000 to $16.1 million for the three months ended September 30, 2001 and increased 62 percent from $23.9 million for the nine months ended September 30, 2000 to $38.7 million for the nine months ended September 30, 2001. Lender Service personnel costs increased 4 percent from $10.3 million for the three months ended September 30, 2000 to $10.7 million for the three months ended September 30, 2001 and increased 39 percent from $23.9 million for the nine months ended September 30, 2000 to $33.3 million for the nine months ended September 30, 2001. The increase is due to the inclusion of the Chicago subsidiaries operations for a full year in 2001 versus a partial year for 2000. Specifically, there were increases in FNTS offset by a decrease in Flood. Professional Service personnel costs were $5.0 million for the three and nine months ended September 30, 2001. There were no personnel costs for the Professional Service segment during 2000 due to the exclusion of its operations until the business combination with Fidelity in August 2001. IDM was acquired by Fidelity in January 2001 and its operations have been included since that date.


OTHER OPERATING EXPENSES

       Total other operating expenses increased 87 percent from $16.0 million for the three months ended September 30, 2000 to $29.9 million for the three months ended September 30, 2001 and increased 96 percent from $35.5 million for the nine months ended September 30, 2000 to $69.6 million for the nine months ended September 30, 2001. Lender Service other operating expenses increased 36 percent from $16.0 million for the three months ended September 30, 2000 to $21.7 million for the three months ended September 30, 2001 and increased 74 percent from $35.3 million for the nine months ended September 30, 2000 to $61.4 million for the nine months ended September 30, 2001. The increase is due to the inclusion of the Chicago subsidiaries operations for a full year in 2001 versus a partial year for 2000. Professional Service other operating expenses were $7.5 million for the three and nine months ended September 30, 2001. There were no other operating expenses for the Professional Service segment during 2000 due to the exclusion of its operations until the business combination with Fidelity in August 2001. IDM was acquired by Fidelity in January 2001 and its operations have been included since that date.


INTEREST EXPENSE

       Total interest expense increased from $2 thousand for the three months ended September 30, 2000 to $0.3 million for the three months ended September 30, 2001 and increased from $18 thousand for the nine months ended September 30, 2000 to $0.3 million for the nine months ended September 30, 2001. The increase is mostly due to interest owed to Fidelity for the retirement of outstanding debt as part of the business combination. The Company bore interest commensurate to the prevailing rate of the instruments retired until the new Fidelity revolving credit facility was put into effect in September 2001.

AMORTIZATION OF COSTS IN EXCESS OF NET ASSETS ACQUIRED

       Amortization of costs in excess of net assets acquired increased 13 percent from $.8 million for the three months ended September 30, 2000 to $.9 million for the three months ended September 30, 2001 and increased 13 percent from $2.1 million for the nine months ended September 30, 2000 to $2.4 million for the nine months ended September 30, 2001. The increase is due to the inclusion of the Chicago subsidiaries amortization for a full year in 2001 versus a partial year for 2000. The estimated costs in excess of net assets acquired as part of the business combination with Fidelity in August 2001 are not being amortized.

INCOME TAXES

       Income taxes, as a percentage of earnings before income taxes, was 46.9% and 81.8% for the third quarters of 2001 and 2000. For the nine-month periods ended September 30, 2001 and 2000, income taxes, as a percentage of earnings before income taxes, was 48.6% and 114.7%. The fluctuation in income taxes as a percentage of earnings before income taxes is primarily attributable to non-deductible goodwill.

LIQUIDITY AND CAPITAL RESOURCES

       In connection with the business combination with Fidelity, the Company entered into a revolving credit agreement with Fidelity. The credit agreement provides for a maximum credit line of $25 million maturing in 5 years and bearing interest at a variable rate of prime plus 2%. Amounts borrowed ($15.7 million as of September 30, 2001) under the credit agreement were used to repay Fidelity, who retired the existing $10 million senior, secured credit facility existing at the time of the business combination, the Company's secured, subordinated convertible debt to Moore North America, Inc., the Bridge Note due to Fidelity and to redeem the Company's Series F Preferred Stock held by Fidelity.

       The retired secured, subordinated convertible debt and the Series F preferred stock had conversion features into 713,000 shares of the Company's common stock. On September 24, 2001, the Company also issued to Fidelity a warrant to purchase 713,000 of Company common stock at $10 per share.

       Cash requirements include debt service, operating expenses, lease obligations and management believes that all anticipated cash requirements for current operations can be met from internally generated funds and through cash contributions from its subsidiaries. The Company's short and long-term liquidity requirements are monitored regularly to match cash inflows with cash requirements. The Company forecasts its daily needs of all subsidiaries and periodically reviews their short and long term projected sources and uses of funds, as well as the asset, liability, investment and cash flow assumptions underlying these projections. As reflected in the Company's statements of cash flows, the Company's cash flows from operations are sufficient to meet its ongoing operating capital needs.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The Company believes that the interest rate risk related to its assets is insignificant, does not maintain available cash resources in interest sensitive instruments and attempts to manage any risks associated with accounts receivable through periodic reviews and establishment of appropriate allowances as part of its internal controls and policies.

       Interest rate changes will directly affect borrowing costs, since bank indebtedness bears interest at a rate related to the prime rate. If interest rates were to change by 1% from the rates in effect on September 30, 2001, that hypothetical increase of $.02 million change would not have a significant effect on the costs we incur in our business. However, our financial performance will be affected more significantly by the pace of economic activity (and particularly real estate related transactions), which fluctuates in part in reaction to prevailing interest rates.

                                     PART II
                                OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At the Company's Annual Meeting on July 30, 2001, the Company's stockholders voted as follows on the following matters:

        (a) Election of Directors (note that the elections of Messrs. Seid and Gay were to be effective only if the business combination with Fidelity described in Item (b) below was not approved)

                                   Standing for
                                   Election or
         Director                   Continuing            Votes For         Withheld
         --------            ---------------------        ----------        --------
         Jay D. Seid         Standing for Election        15,589,918        915,709
         Thomas R. Gay       Standing for Election        15,589,918        915,709
         Richard Freeman     Continuing
         Earl Gallegos       Continuing

        (b)     Approval of Business Combination with Fidelity:

                -   Adoption of Merger Agreement;

                - Issuance of Company Common Stock to Fidelity in Mergers and Share Exchange; and

                - Amendment and Restatement of Company charter to effect one-for-seven reverse stock split, convert Series A, A-1 and A-2 Preferred Stock into Common Stock, retire Series R Preferred Stock, increase Company's authorized Common Stock from 70 million to 200 million; change Company Board of Directors from staggered board to board elected annually, and change Company name to "Fidelity National Information Solutions, Inc."

                For           Against       Abstain      Broker Non-Vote
             ---------       ---------      -------      ---------------
             24,126,536      1,151,333       27,756              0

        (c)     Approval of 2001 Stock Incentive Plan

                For           Against       Abstain      Broker Non-Vote
             ---------       ---------      -------      ---------------
             22,505,113      2,641,966      158,546              0


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


        (a)     Exhibits

      Exhibit No.     Description
      -----------     -----------
         10.49        Revolving Credit and Security Agreement, dated as of September 24, 2001, by and between the Company and Fidelity National Financial, Inc.

         10.50        Revolving Promissory Note, dated September 24, 2001, issued by the Company in favor of Fidelity National Financial, Inc.

         10.51        Purchase Warrant, issued by the Company to Fidelity National Financial, Inc.

        (b)     Reports on Form 8-K

                Current Report on Form 8-K, filed August 9, 2001, and amended on October 15, 2001, announcing the consummation of the business combination with Fidelity and including the combined companies' financial statements and pro forma financial information.

                Current Report on Form 8-K, filed October 1, 2001, announcing the termination of the Company's engagement of Deloitte & Touche LLP as its independent auditors and the engagement of KPMG LLP as the Company's independent auditors.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   FIDELITY NATIONAL INFORMATION SOLUTIONS, INC. (Registrant)

Date: November 14, 2001            By  /s/ NEIL A. JOHNSON
                                       -------------------
                                       Neil A. Johnson
                                       Chief Financial Officer
                                       (Principal Financial Officer)

                                 EXHIBIT INDEX

Exhibit        Description
--------       -----------
10.49          Revolving Credit and Security Agreement, dated as of September
               24, 2001, by and between the Company and Fidelity National
               Financial, Inc.

10.50 Revolving Promissory Note, dated September 24, 2001, issued by the Company in favor of Fidelity National Financial, Inc.

10.51          Purchase Warrant, issued by the Company to Fidelity National
               Financial, Inc.