Form 10-K405
period 2001-12-31
FIDELITY NATIONAL INFORMATION SOLUTIONS INC
filed 2002-04-01
CIK 888793

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------

                                    FORM 10-K
                              --------------------

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                           COMMISSION FILE NO. 0-20312

                          FIDELITY NATIONAL INFORMATION
                                 SOLUTIONS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                DELAWARE                                 41-1293754
      (STATE OR OTHER JURISDICTION                    (I.R.S. EMPLOYER
   OF INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)

            4050 CALLE REAL
    SANTA BARBARA, CALIFORNIA 93110                    (805) 696-7000
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES,       (REGISTRANT'S TELEPHONE NUMBER,
          INCLUDING ZIP CODE)                       INCLUDING AREA CODE)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                NAME OF EACH EXCHANGE
     TITLE OF EACH CLASS                         ON WHICH REGISTERED
     -------------------                        ---------------------
COMMON STOCK, $.001 PAR VALUE                          NASDAQ


        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ X ]

     As of March 26, 2002, 24,565,374 shares of Common Stock ($.001 par value) were outstanding, and the aggregate market value of the shares of the Common Stock held by non-affiliates of the registrant was $86,192,460.

     The information in Part III hereof is incorporated herein by reference to the registrant's Proxy Statement on Schedule 14A for the fiscal year ended December 31, 2001, to be filed within 120 days after the close of the fiscal year that is the subject of this Report.

     The index to exhibits is contained in Part IV herein on Page 39.

================================================================================

                                TABLE OF CONTENTS

                                    FORM 10-K

                                                                            PAGE
                                                                          NUMBER
                                                                          ------
                                     PART I

Item 1.    Business......................................................    3
Item 2.    Properties....................................................   11
Item 3.    Legal Proceedings.............................................   12
Item 4.    Submission of Matters to a Vote of Security Holders...........   12

                                PART II

Item 5.    Market for Registrant's Common Stock and Related
           Stockholder Matters...........................................   13
Item 6.    Selected Financial Data.......................................   13
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations.....................................   15
Item 7A.   Quantitative and Qualitative Disclosure about the
           Market Risk of Financial Instruments..........................   20
Item 8.    Financial Statements and Supplementary Data...................   21
Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure...........................   38

                               PART III

Item 10.   Directors and Executive Officers of the Registrant............   38
Item 11.   Executive Compensation........................................   38
Item 12.   Security Ownership of Certain Beneficial Owners
           and Management................................................   38
Item 13.   Certain Relationships and Related Transactions................   38

                                PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports
           on Form 8-K...................................................   38

                                     PART I

ITEM 1. BUSINESS

    We provide products and services that enable our clients to use information to improve their business decision-making processes and to effectively manage existing and prospective customer relationships. We provide the data, solutions and services required by lenders and real estate professionals in connection with property transactions throughout the United States and Canada. We deliver information and technology to lenders and real estate professionals for use throughout the home purchase and ownership life cycle. We provide mortgage lenders, commercial lenders, and risk management professionals with real estate tax services, credit reporting services, flood compliance services, automated valuation and appraisal services, environmental and natural hazard disclosure, and other of our database products.

    We are also a data and service provider to the Multiple Listing Service ("MLS") systems industry. Approximately 50% of all real estate professionals in North America use our services. Over 400 organizations use our MLS applications, which combine the features of three Internet browser systems designed to scale from the smallest to the largest MLS organizations.

    On August 1, 2001, pursuant to an agreement and plan of reorganization and merger dated April 12, 2001, we acquired one wholly-owned subsidiary of Fidelity National Financial, Inc.("Fidelity") and three wholly-owned subsidiaries of Chicago Title and Trust Company, a wholly-owned subsidiary of Fidelity ("Chicago Title"). At the same time, Fidelity transferred to us eighty percent (80%) of the issued and outstanding shares of capital stock of Fidelity National Tax Service, Inc. ("Tax").

    The subsidiaries of Chicago Title were Market Intelligence, Inc. ("MI"), Fidelity National Credit Service, Inc. ("Credit"), and Fidelity National Flood, Inc. ("Flood"), (collectively, the "Chicago Subsidiaries"). The subsidiary of Fidelity was International Data Management Corporation ("IDM"), which was acquired by Fidelity in January 2001 (together with Tax, the "Fidelity Subsidiaries").

    In consideration for these transactions, we transferred to Chicago Title and Fidelity 11,703,801 and 5,507,671 shares of our common stock, respectively. Collectively, these shares of common stock then constituted approximately 77% of our outstanding common stock. The transaction was a reverse merger, following which we became a majority-owned subsidiary of Fidelity. As a result, the accompanying Consolidated Financial Statements issued prior to December 31, 2001 reflect only the balance sheet accounts, operations, and cash flows of MI, Credit, Flood and Tax prior to the merger and the Fidelity Subsidiaries and Chicago Subsidiaries as the acquiror for accounting purposes. Our results have been included in the results of operations since the closing of the business combination on August 1, 2001. At December 31, 2001, Fidelity owned 79% of our outstanding common stock.

    Fidelity is the nation's largest title insurance and diversified real estate-related services company. Fidelity's title insurance underwriters - Fidelity National Title, Chicago Title, Ticor Title, Security Union Title and Alamo Title - together issue approximately 30 percent of all title insurance policies nationally. Fidelity provides title insurance in 49 states, the District of Columbia, Guam, Mexico, Puerto Rico, the U.S. Virgin Islands and Canada.

RECENT DEVELOPMENTS

Reorganization

    Effective January 1, 2002, we reorganized our company into four segments for management and reporting purposes: Data, Solutions, Services and Corporate. This new structure has been designed to support the implementation of our business strategies in the future. We will begin reporting in this new structure beginning with the first quarter of 2002.

 We have defined the Data, Solutions, Services and Corporate segments as follows:

     o Data - data includes information regarding real estate and consumers that can be aggregated, rendered, repurposed or repackaged for other purposes in order to meet customers' specific business needs.

     o Solutions - solutions involve developing and supplying business processes and technology that allows customers to improve efficiency, lower costs, reduce risks and better manage and operate their businesses to serve their customers' needs.

     o Services - services add value by combining manual intervention, outsourcing or process improvement with one or more of our data and/or solutions components. They can range considerably in scope, from improving a single process to providing complete outsourcing capabilities. Services add value by saving customers time and money. These savings or efficiencies can be accomplished in a number of ways, including reduced staffing needs, streamlining paperwork and processes or stabilizing cyclical business cycles, all of which can help to drive more revenue to the customer's bottom line.

     o Corporate - corporate operations include certain financing and other general corporate expenses.

    For the year ended December 31, 2001, if we had organized our company based on the new segments described above, the proportion of revenue for the Data, Solutions and Services sectors would have been approximately 68%, 11% and 21% respectively.

Acquisitions and Sale

    On August 2, 2001, we issued to Fidelity 1,614,286 shares of our common stock in exchange for all of the outstanding common stock of Risco, Inc. Risco is the third largest multiple listing service vendor in the United States.

    On August 2, 2001, we acquired all the assets and liabilities of Reez.com, Inc., from Fidelity in exchange for 136,971 shares of our common stock. Reez's software provides the realtor, consumer and settlement service provider with an on-line platform to schedule, track and close real estate transactions.

    On October 10, 2001, we purchased from Fidelity the remaining 20% of Tax we did not own for $5.4 million in cash.

    On December 3, 2001, we purchased all the assets of HomeSeeker's XMLSweb division in exchange for $2.0 million in cash. HomeSeeker's assets will contribute to our position as an MLS service provider.

    On January 2, 2002, we acquired ISDI.NET, LLC, a technology, systems integration and consulting firm, in exchange for 275,000 shares of our common stock and $1.1 million in cash. As a result of the acquisition, we acquired ISDI.NET's real estate technology, resources and existing installation base.

    On March 25, 2002, we sold our Environmental Risk Management Solutions business for $15.5 million in cash. The services provided by this division were primarily used by commercial lenders and the engineering community, neither of which are prime markets for our organization. Proceeds from the sale were used to pay down the $12.6 million balance then outstanding under our revolving credit agreement with Fidelity. The remaining proceeds of $2.9 million were added to general working capital.

STRUCTURE AND BUSINESS

    Prior to January 1, 2002, the company was organized into three segments for management and financial reporting purposes: Lender Services, Professional Services and Corporate and other. The results of these segments for the three years ended December 31, 2001 are included in the accompanying financial statements, and discussed in our Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 in this document. The following information relates to the structure of the business through December 31, 2001:

LENDER SERVICES

GENERAL

Lender Services is comprised of the following:

    o Property appraisal services. We offer property appraisal services through a network of state-licensed contract appraisers. In addition, we provide detailed real estate property evaluation services to lending institutions utilizing artificial intelligence software, detailed real estate statistical analysis and physical property inspections.

    o Real estate tax services. We advise lending and mortgage related institutions throughout the United States of the status of property tax payments that are due on properties securing their loans over the life of the loan. We protect lenders against losses from failing to monitor delinquent taxes.

    o Flood certification. Federal legislation passed in 1994 requires most mortgage lenders to obtain a property's flood zone status at the time a loan is originated. We provide these required flood zone determination reports to mortgage lenders nationwide.

    o Credit reporting. We provide credit information reports to mortgage lenders nationwide, as well as a variety of related products to meet the ever-changing needs of the mortgage industry.

PRODUCT LINES

    Residential Real Property Valuation Services. Assessing the value of the real property that will secure a loan is one of the key components of a mortgage lending decision. Loan servicers routinely re-evaluate loans and loan portfolios to manage risk and loss due to loan defaults. In addition, property valuation services are used by investors to assess the value of a loan portfolio in connection with sales of mortgages in mortgage securitization transactions and other transactions in the secondary market for real property mortgages. Historically, lenders and investors required a comprehensive property appraisal as part of their loan origination requirements or mortgage investment decisions. Such appraisals traditionally involved labor-intensive inspections of the real property in question and of comparable properties in the same and similar neighborhoods.

    In recent years, the increasing availability of reliable information related to real estate and real estate transactions has encouraged lenders and other real estate professionals to use alternatives to traditional appraisals. Depending on the nature of the loan and the amount of reliable information available about a property, a lender may not require a full appraisal. For example, a lender may not require a full appraisal be conducted for a second mortgage. Our residential real property valuation business line offers its customers a broad range of services which allow them to match their risk of loss with alternative forms of property evaluations, depending upon their needs and regulatory requirements. We provide residential real property valuation and collateral evaluation services for loan originators, mortgage brokers and loan servicers through a nationwide network of more than 15,000 licensed real estate professionals and appraisers.

    Residential Real Property Tax Services. Many residential loan investors and primary mortgage insurers require that servicers of loans that do not meet certain loan-to-value ratio requirements maintain escrow accounts into which borrowers must deposit monthly payments against pending property tax obligations. The servicer then pays the taxes on or before the due date. In order to properly manage these escrow accounts and ensure that the taxes are timely paid, residential loan servicers need property tax monitoring services. In addition, property tax service companies can help lenders ensure that borrowers pay their real estate taxes on a timely basis even if an escrow account is not a requirement of the loan. Our real property tax services business line provides these property tax services and tax data to financial institutions. We obtain property tax data from county property recording offices, and format the data so that it can be processed by a financial institution customer's automated loan servicing system. Using an automated escrow reporting and payment system, a financial institution can make timely payment of property taxes on those loans for which the institution is required to provide property tax escrow accounts. Our automated system allows an institution to significantly reduce the time and costs associated with the manual processing of tax payments.

    Flood Zone Determination and Life-of-Loan Monitoring Services. Congress passed the Flood Disaster Protection Act of 1973 and the National Flood Insurance Reform Act of 1994 in response to catastrophic losses suffered in the wake of major flooding disasters. Under these laws and the related regulations, all federally-insured or regulated lenders must:

        o determine whether a structure on the property offered as security for a loan is or will be located in a special flood hazard area;

        o   document the method of determining flood hazard status;

        o require that flood insurance to the appropriate dollar limit is obtained; and

        o during the term of the loan, ensure that flood insurance is maintained or added if the lender becomes aware that the property involved subsequently becomes part of a special flood hazard area.

    In response to this legislation, affected lenders must either provide these services in connection with their loan origination and servicing activities or outsource these required services to third parties. To help financial institutions comply with these federal requirements, our flood services business offers basic flood zone determination certification and life-of-loan flood zone determination services.

    At the time of loan origination, the lender or loan broker will contact us and request a determination as to whether a particular address is located in a special flood hazard area. We process this request through a proprietary automated system that accesses and interprets Federal Emergency Management Agency, or FEMA, flood maps, then certifies the status of the property to the lender or loan broker. The certification is provided on a "real-time" basis through the Internet or a computer desktop application.

    Our life-of-loan flood zone determination contract monitors certificates for any changes, such as FEMA flood map revisions. This monitoring service is designed to enable financial institutions to comply with the federal regulations mandating life-of-loan flood zone monitoring.

    In addition to the two main flood-related services, we offer other real estate information services to lenders, such as providing disclosures enabling mortgage originators to comply with the Home Mortgage Disclosure Act and census tract data and performing loan portfolio reviews for flood zone regulatory compliance.

    Credit Reporting and Information Services. Consumer credit information is critical to the mortgage lending industry because a lender's decision to make a loan is often based upon a consumer's credit history. In evaluating the credit quality of a borrower, the loan originator uses the credit risk score of that borrower. The credit risk score is a statistical credit score generated by models developed by a third party and made available to mortgage lenders through three national credit bureaus. The models were derived by analyzing data on consumers in order to establish patterns that are believed to be indicative of the borrower's probability of defaulting on a loan. The credit risk score is based on a borrower's historical credit data, including:

    o   payment history;

    o   delinquencies on accounts;

    o   levels of outstanding indebtedness;

    o   length of credit history;

    o   types of credit; and

    o   bankruptcy experience.

    The extent to which a lender will rely on credit information and seek to verify the information from a credit report depends upon the lender's risk tolerance and the nature of the loan product.

    Our credit service business provides credit-reporting services to commercial banks, mortgage companies and consumer lenders. Its products include a merged credit report that contains credit history data on individual or joint credit applicants acquired from a three credit bureau combination of Experian, Trans Union and Equifax databases for national coverage. We consolidate and organize information from these credit bureaus and deliver a concise report to our customer. We also offer a residential mortgage credit report that meets Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, Federal Housing Administration and Veterans Administration guidelines. Additionally, we offer products that provide credit information for people with little or no credit history and credit information with respect to self-employed borrowers.

COMPETITION

    Residential real property valuation businesses compete based upon product quality and reliability, customer service, price and the ability to offer diverse services designed to meet a broad range of customer needs. Leading competitors include including First American Real Estate Services, TransUnion and LSI. We believe that our residential real property valuation business's primary competitive advantage is our prompt delivery of valuation assessments and related information through Web-based applications.

    Tax services businesses compete based primarily on price and service. Our tax services automated systems enable us to compete on the basis of both of these factors. Our leading competitors in the tax services industry are Transamerica Tax Service, First American Tax Service, and Lenders Real Estate Tax Service.

    Competition in flood services is primarily based on price, speed of service, technology, overall efficiency and the extent of the performance guarantee offered to the customer. Our leading competitors in the flood services industry are First American Flood Data, TransAmerica Flood, TransUnion Settlement Solutions, and Geotrac.

    Our credit services face three significant national competitors in the credit services industry: First American Credco, Equifax and Factual Data. Other competitors include small, regional credit service providers. Competition is based primarily on price and service through the application of technology. We have the capability to provide credit data directly to the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation during the loan origination process, which we believe provides us a significant competitive advantage and will help us to increase market share.

CUSTOMERS

    The principal customers for our product lines are mortgage lenders and originators, residential loan servicers, and other real estate professionals. Except for the relationship between the real estate information business and Lexis-Nexis, none of our product lines experience material customer concentration. All of the product lines benefit from cross-selling by Fidelity affiliates.

MARKETING

    The market for our residential real property valuation services consist primarily of lenders in the mortgage origination industry servicing first and second mortgages as well as lenders servicing existing portfolios with respect to default services. In the consumer sector, we market to lenders offering home equity line of credit (HELOC) and second mortgage services. These are typically administered through a consumer bank. For Credit Reporting and Information Services, the primary target market is residential real estate lenders with loan originations in excess of $5 million per month. These lenders include financial institutions, mortgage bankers and mortgage brokers. Typical lending scenarios are for first lien, second lien and home equity borrowing. Our primary market for Flood services is the lender community, specifically banks, mortgage companies, credit unions and mortgage bankers. Within the banks we target the mortgage, consumer lending/home equity and commercial departments. Within mortgage companies we target conforming and non-conforming/sub-prime loans and focus on life of loan and investor approval products. We market our Tax services to banks, credit unions, mortgage companies, life insurance companies, savings and loans and thrifts.

STRATEGY

    Using the "Fidelity" name as a catalyst to this industry, our approach is to provide a solutions-based environment that offers bundled services to customers. In addition, we use technology to offer more product flexibility such as the ability to easily upgrade from one product to another.


PROFESSIONAL SERVICES

GENERAL

Professional Services provides:

    o Multiple listing services. We provide multiple listing service organizations with systems integration solutions, which combine computer hardware, internally developed and licensed software, telecommunications, security, customer support and maintenance to provide immediate and reliable access to and updating of the property listings database that represents the "shelf stock" of the real estate profession.

    o Property records. We provide records data for over 1,250 counties encompassing 150 million property ownership, mortgage and sales records representing 80% of the total property owners in the United States. We also provide MLS listing books to certain of our MLS customers.

PRODUCT LINES

    MLS Systems. Our Paragon(TM) and Paragon Offline(TM) products provide management of MLS property listing data. These systems provide reliable management of data using advanced database technology, fast access to pre-defined and customized information and access to supplemental information such as special tax zones and school districts. We also provide central hosting of these systems on our networks to provide additional reliability and security.

    Public Record and Document Management Support Services. Official real property records are filed locally in the county in which the related real property is located. Many of these local recording offices keep only paper or microfiche records, and few have the ability to provide real property records in an electronic format. Our real estate information business has worked with Lexis-Nexis Group, a division of Reed Elsevier, Inc., to build Lexis-Nexis's nationwide real estate information database, providing the real estate industry with access to these property records in electronic format for a variety of applications. The real estate information business gathers property records in various formats from county recording offices and contracts with a company located in the Philippines to convert the records into an electronic format.

COMPETITION

    The principal competitive factors that influence the choice of providers of systems and access software by MLS organizations and agents are reliability, ease of use, customer service, integration with other realtor desktop productivity applications, integration with supplemental data, and price. We believe that we compete effectively in all of these areas in our target markets. Interealty, MarketLinx, and Rapattoni, currently compete for the MLS business.

    Lexis-Nexis and the real estate information business compete with the databases maintained by First American Real Estate Information and Dataquick. Competition is based primarily on the database's breadth of geographic coverage, data content, data quality and customer service, as well as accuracy, speed of delivery, and cost.

CUSTOMERS

    MLS customers are real estate associations providing the database repository to local real estate agents. Our public records services provide data to real estate broker agents, MLS associations, lenders and title companies.

MARKETING

    The Professional Services division is focused specifically on the real estate franchise, broker and agent channels. Our public records business caters to lending institutions in the U.S. and can provide data for all phases of the mortgage transaction.

STRATEGY

    The Professional Services division continues to increase its influence with MLS boards and associations, industry consultants, others selling professional services, and lenders focused on providing services into the residential transaction. Our objective is to provide an integrated suite of real estate technology tools that manage the transaction from contact to close, including technical and consulting professional services. We will also pursue new revenue opportunities and integrate the broker and agent platform with Fidelity and other companies who desire to sell products and services into the residential channel, and to build products using public data to provide value added technical, analytical, and transaction related data products to our clients.

EMPLOYEES

    As of December 31, 2001, we had approximately 1,324 full-time equivalent employees. We believe that our relations with employees are generally good.

    Certain employees in our Canadian operations are represented by a labor union. Our Canadian operations have never been subject to any form of work stoppage or strike and have not experienced any labor difficulties.

INTELLECTUAL PROPERTY

    Our business is dependent upon its ability to gather, manipulate and report publicly available data through the use of proprietary techniques. The company relies on copyright and trade secret law to protect our technology. Further, we have developed a number of brands that have accumulated substantial goodwill in the marketplace, and we rely on trademark law to protect its rights in that area. We intend to continue our policy of taking all necessary measures to protect our copyright, trade secret and trademark rights. In addition, we are cognizant of the benefits of patent protection, and management will conduct the necessary screening procedures to identify technology with patent potential.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

    Our operations are primarily conducted within the United States and Canada. Approximately 3% of our revenues are generated in Canada.

RISK FACTORS

    As discussed under the heading "Statement Regarding Forward-Looking Information" later in this report, the following risk factors could cause our actual results to differ materially from those contained in any forward-looking statements. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties could harm our business.

OUR REVENUES MAY DECLINE DURING PERIODS WHEN DECREASED REAL ESTATE ACTIVITY REDUCES THE DEMAND FOR OUR PRODUCTS AND SERVICES.

    Most of our business is directly or indirectly related to the real estate industry, the mortgage lending industry, or both. Real estate activity and mortgage lending activity is cyclical and highly sensitive to changes in mortgage interest rates and other factors including seasons, demand, employment and general economic conditions. Because these factors can change dramatically, our revenues can change dramatically. Our revenues in future periods will continue to be subject to these and other factors which are beyond our control and, as a result, are likely to fluctuate.

OUR BUSINESS, OPERATIONS, AND CORPORATE STRUCTURE CHANGED AND GREW SUBSTANTIALLY IN 2001, AND AS A RESULT THERE IS LIMITED INFORMATION UPON WHICH YOU CAN EVALUATE OUR BUSINESS.

    As discussed above under Item I. Business, we engaged in a major business combination on August 1, 2001.

    Also, as discussed above under the heading "Recent Developments", since August 1, 2001, we acquired:

     o   Risco, Inc.,

     o   all the assets and liabilities of Reez.com, Inc.,

     o   all of the assets of HomeSeeker's XMLSweb division,

     o the remaining 20% of the common stock of Fidelity National Tax Service, Inc., and

     o   ISDI.NET, LLC.

    Our limited operating history as currently configured, makes it difficult or impossible to predict future results of operations, including operating expenses and revenues. Any evaluation of our business and prospects must be made in light of the risks and uncertainties often encountered by early-stage companies in technology-related markets.

WE CANNOT PREDICT THE VALUE OF OUR ACQUISITION OF CERTAIN INTELLECTUAL PROPERTY ASSETS.

    In the acquisitions discussed above, we acquired a substantial amount of intellectual property assets. We cannot assure that these intellectual property assets will provide ongoing value to us or help us achieve profitability.

RECENT PERSONNEL CHANGES MAY INTERFERE WITH OUR OPERATIONS, AND WE NEED TO ATTRACT AND RETAIN SKILLED PERSONNEL FOR PERMANENT MANAGEMENT AND OTHER KEY PERSONNEL POSITIONS TO EFFECTIVELY IMPLEMENT OUR BUSINESS PLAN.

    Since August 1, 2001, we experienced significant changes at the senior management level. In August 2001, William P. Foley II was appointed as Chief Executive Officer and Chairman of the Board and Eric D. Swenson was appointed President and Chief Operating Officer. Mr. Foley resigned as chief executive officer effective in January 2002, and was succeeded by Patrick F. Stone. Also, following the merger in August 2001, Thomas Gay, Jay Seid, Patrick Rivelli, and Robert Boscamp resigned from the Board of Directors. In their place Mr. Foley, Mr. Stone, Bradley Inman, Willie Davis and Cary Thompson were elected. This new management may have difficulty implementing our business plan.

    Our success depends on the skills, experience and performance of our senior management and other key personnel. These people can terminate their employment with us at any time. To succeed we need to continue attracting and retaining highly skilled personnel.

IF WE FAIL TO MEET THE DEMANDS OF OUR CUSTOMERS, OUR BUSINESS WILL BE SUBSTANTIALLY HARMED AND COULD FAIL.

    Our lender, professional and corporate services businesses must meet the commercial demands of customers ranging from small businesses to large enterprises. Our services may not appeal to or be adopted by such a wide range of customers. We may not be capable of servicing the needs of large enterprise customers. Since August 2001, we have significantly reduced our personnel. If we do not adequately address customer service issues caused by this reduction our business and reputation may be harmed.

OUR RECENT GROWTH HAS AND WILL CONTINUE TO STRAIN OUR MANAGERIAL, OPERATIONAL AND FINANCIAL RESOURCES. FAILURE TO MANAGE GROWTH EFFECTIVELY WILL HARM OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

    In the future, we may establish subsidiaries, enter into joint ventures or pursue the acquisition of new or complementary businesses, products or technologies to enter into new business areas, diversify our sources of revenue and expand our product and service offerings. To the extent we pursue new or complementary businesses, we may not be able to expand our service offerings and related operations in a cost-effective or timely manner. We may experience increased costs, delays and diversions of management's attention when integrating any new businesses or service. We may lose key personnel from our operations or those of any acquired business. Furthermore, any new business or service we launch that is not favorably received by users could damage our reputation and brand name in our current markets. Additionally, future acquisitions may also result in potentially dilutive issuances of equity securities, the incurring of additional debt, the assumption of known and unknown liabilities, and the amortization of expenses related to goodwill and other intangible assets, all of which could have a material adverse effect on our business, financial condition and operating results.

WE NEED THIRD-PARTY CONTENT TO OPERATE OUR BUSINESS, AND THIS CONTENT MAY BECOME UNAVAILABLE.

    We currently license from third parties information that is incorporated into our products. As we continue to introduce new services we may be required to license additional information from other providers. We cannot assure that these third-party information licenses will continue to be available to us on commercially reasonable terms, if at all. Any failure to obtain any of these information licenses could adversely affect the performance of our existing services.

WE MAY NOT BE ABLE TO PROTECT OUR INTELLECTUAL PROPERTY.

    To compete we must protect our trademark, copyright, and other intellectual property rights. Enforcing these rights is expensive and often difficult or impossible. In addition, claims against us for patent, trademark or copyright infringement or misappropriation of creative ideas or formats, with or without merit, could be time consuming to defend, result in costly litigation, and divert management attention. Resolving these claims could require us to make costly royalty or licensing arrangements or prevent our use of important technologies, ideas or formats. Any of these risks could materially harm our business, financial condition or results of operations.

SECURITY BREACHES COULD HARM OUR BUSINESS BY DISRUPTING OUR DELIVERY OF SERVICES AND PRODUCTS OVER THE INTERNET.

    Someone circumventing our security could misappropriate proprietary, confidential information, place false orders or cause interruptions in our services or operations. The Internet is a public network, and data is sent over this network from many sources. Recently, some Internet service providers and e-commerce web sites have been targeted by "denial of service" and other attacks that overloaded these web sites and forced them to shut down temporarily.

    Computer viruses have also been distributed and have rapidly spread over the Internet. Computer viruses could be introduced into our systems, disrupting our online technology and making our web site and Internet related products inaccessible. Protecting ourselves from the threat or effect of security breaches or computer viruses can be expensive and time-consuming. Our security measures may not prevent security breaches or combat the introduction of computer viruses, either of which may result in loss of data, increased operating costs, litigation and possible liability.

    Concern about the security of the transmission of confidential information over public networks is a significant barrier to e-commerce and communication. Any well-publicized security compromise could reduce the use of our businesses using the Internet for commerce and communications.

MOST OF OUR COMMON STOCK IS OWNED BY FIDELITY NATIONAL FINANCIAL, INC. AND OTHER INSIDERS.

    As of March 26, 2002, we had 24,565,374 shares of common stock outstanding, and approximately 19,098,443 shares of common stock were owned by Fidelity. Fidelity also holds a warrant to purchase 713,000 shares of our common stock at $10.00 per share. While Fidelity's shares are not registered for sale to the public, sales of a substantial number of shares of our common stock in the public market, or the perception that substantial sales might occur, could cause the market price of our stock to decrease significantly. This could also make it more difficult for us to raise capital by selling stock or use our stock as currency in acquisitions.

    In addition, Fidelity and our executive officers and directors beneficially own a sufficient number of our outstanding common stock to control the election of directors and other matters requiring a vote of stockholders. This concentrated ownership might delay or prevent a change in control and may impede or prevent transactions in which stockholders might otherwise receive a premium for their shares.

STATEMENT REGARDING FORWARD-LOOKING INFORMATION

    The information contained in this Form 10-K contains forward-looking statements that involve a number of risks and uncertainties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements are based on management's beliefs as well as assumptions made by, and information currently available to, management. Because such statements are based on expectations as to future economic performance and are not statements of fact, actual results may differ materially from those projected. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

    Important factors that may affect these projections or expectations include, but are not limited to:

    o general economic and business conditions, including interest rate fluctuations and general volatility in the capital markets;

    o   changes in the performance of the real estate markets;

    o   the impact of competitive products and pricing;

    o   success of operating initiatives;

    o   availability of qualified personnel;

    o   changes in, or the failure to comply with government regulations; and

    o other risks detailed in our filings with the Securities and Exchange Commission.

    All of these factors are difficult to predict and many are beyond our control. Accordingly, while we believe these forward-looking statements to be reasonable, we cannot assure that they will approximate actual experience or that expectations derived from them will be realized. When used in our documents or oral presentations, the words "anticipate," "believe," "estimate," "objective," "projection," "forecast," "goal," or similar words are intended to identify forward-looking statements.

ITEM 2. PROPERTIES

    Our principal executive offices are located at 4050 Calle Real, Santa Barbara, CA 93110. As of December 31, 2001, other locations are:


    LENDER SERVICES

      Market Intelligence                             Milford, MA
      Fidelity National Tax Service                   Monrovia, CA
      Fidelity National Flood                         Arlington, TX
      Fidelity National Credit Service                Kingston, NY,
      Fidelity National Credit Service                Indianapolis, IN
      Environmental Risk Management Solutions         Herndon, VA
      Environmental Risk Management Solutions         San Diego, CA
      Environmental Risk Management Solutions         Indianapolis, IN
      Geographic Underwriting System                  St. Louis Park, MN

    PROFESSIONAL SERVICES

      MLS                                             Minneapolis, MN
      MLS                                             Scarborough, ONT
      MLS                                             East Lansing, MI
      MLS                                             Mendota Heights, MN
      MLS (Homeseeker's)                              Alexandria, KY
      MLS (Homeseeker's)                              Santa Ana, CA
      MLS (Risco)                                     Lenexa, KS
      Reez                                            Santa Ana, CA
      IDM                                             Los Angeles, CA
      IDM                                             Carpenteria, CA

ITEM 3. LEGAL PROCEEDINGS

    The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company did not submit any matters to a vote of security holders in the fourth quarter of 2001.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    Our common stock is traded on NASDAQ National Market under the symbol "FNIS". The following table shows, for the periods indicated, the high and low sales prices of our common stock, as reported by NASDAQ. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

                                                  HIGH           LOW
                                                 -----          -----
Year ended December 31, 2001 (1)
  First quarter................................. $13.34        $ 4.38
  Second quarter................................   8.40          5.25
  Third quarter.................................   9.73          5.32
  Fourth quarter................................  10.69          5.78

Year ended December 31, 2000 (1)
  First quarter................................. $42.00        $25.38
  Second quarter................................  25.38         14.00
  Third quarter.................................  15.97          7.88
  Fourth quarter................................  14.00          3.06



    (1) Periods prior to the third quarter of 2001 are adjusted to give retroactive effect to a 1 for 7 reverse split and do not reflect the composition of the Company subsequent to the business combination as of August 1, 2001.

    On March 27, 2002, the last reported sale price of our common stock on the NASDAQ National Market was $20.36 per share. As of March 15, 2002, we had approximately 448 stockholders of record.

    We have not paid any cash dividends on our common stock. We currently intend to retain any future earnings to fund the development of our business and do not anticipate that we will pay cash dividends on our common stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

    The historical balance sheet data, operating data, share and per share data set forth below are derived from the historical financial statements of Fidelity National Information Solutions, Inc., ("the Company" or FNIS"), which reflect the merger with the Fidelity Subsidiaries and Chicago Subsidiaries and the related reverse merger accounting treatment (see Note B of Notes to the Consolidated Financial Statements). The information should be read in conjunction with the Consolidated Financial Statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.


                                                                                       YEAR ENDED DECEMBER 31,
                                                                ----------------------------------------------------------------
 (See notes below)                                               2001(1)      2000(2)        1999(2)      1998(2)       1997(2)
                                                                ----------   ----------    ----------   ----------    ----------
                                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
BALANCE SHEET DATA:
    Total assets                                                 199,496       69,472        21,091        24,470       17,628
    Due from (to) related parties, net                              (948)       4,604        (1,183)       (2,500)      (2,705)
    Total debt                                                    21,007            -             -            3            40
    Total equity                                                 128,806       52,305        10,613        10,834       11,215

OPERATING DATA:
    Revenue                                                     $182,440      $88,641       $39,358       $40,448      $12,423
    Total Expenses                                               165,646       83,145        38,585        36,544       13,999
    Amortization of cost in excess of net assets acquired          3,394        2,496           683           683          207
    Net earnings (loss)                                            6,623          647          (221)        1,665       (1,067)

PER SHARE DATA:
  Earnings (loss) per common share - basic                      $    .33      $   .06       $  (.07)      $   .56      $  (.36)
  Earnings (loss) per common share - diluted                    $    .33      $   .06       $  (.07)      $   .56      $  (.36)

  Weighted average shares outstanding - basic                     20,095       11,438         2,999         2,999        2,999
  Weighted average shares outstanding - diluted                   20,169       11,438         2,999         2,999        2,999

    1) Our financial results for the year ended December 31, 2001 include FNIS for the period from August 1, 2001, the acquisition date, through December 31, 2001, and the operations of the Fidelity Subsidiaries and Chicago Subsidiaries prior to that date. 2001 operations also include Reez and Risco that were acquired on August 2, 2001, and the MLS assets of Homeseeker's acquired on December 3, 2001.

     (2) On March 20, 2000, Fidelity acquired Chicago Title and merged certain subsidiaries of the two companies. Accordingly, 2001 results include a full year of operations of the subsidiaries acquired from Chicago Title, 2000 results include a partial year, from March 20 through December 31, of operations of the subsidiaries acquired from Chicago Title and 1999 and prior results are exclusive of Chicago Title operations.


                  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                Selected quarterly financial data is as follows:

                                                                                     QUARTER ENDED
                                                      ------------------------------------------------------------------
                                                        MARCH 31,          JUNE 30,      SEPTEMBER 30,(1)   DECEMBER 31,
                                                      ------------        ----------     ----------------   ------------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
2001
Revenue                                                 $32,806           $36,264           $49,932            $63,438
Net earnings                                              1,726               929             1,434              2,534
Basic earnings per share                                    .10               .05               .07                .10
Diluted earnings per share                                  .10               .05               .07                .10

2000(2)
Revenue                                                 $ 7,996           $26,255           $28,286            $26,104
Net earnings                                             (1,048)              910               339                446
Basic earnings per share                                  (0.24)             0.07              0.02               0.03
Diluted earnings per share                                (0.24)             0.07              0.02               0.03


(1) In our Quarterly Report for the period ended September 30, 2001, the revenue, net earnings and earnings per share for the period ending September 30, 2000 contained an error, which is corrected here.

(2) On March 20, 2000 Fidelity acquired Chicago Title and merged certain subsidiaries. Accordingly, first quarter 2000 results exclude the operations of those subsidiaries.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and Selected Financial Data included elsewhere in this Form 10-K.

    Factors Affecting Comparability. As explained earlier in this document, on August 1, 2001, we merged with the Fidelity Subsidiaries and the Chicago Subsidiaries. The merger was a reverse merger and we became a majority-owned subsidiary of Fidelity. Our Consolidated Statements of Operations for 2001 therefore include the operations of FNIS for the period from August 1, 2001 through December 31, 2001, and the operations of the Fidelity Subsidiaries and Chicago Subsidiaries prior to that date. 2001 operations also include Reez and Risco that were acquired on August 2, 2001, and the MLS assets of Homeseeker's acquired on December 3, 2001. As a result, year over year comparisons may not be meaningful.

    The following table illustrates the period of time each entity is reflected in our operations as a result of the mergers and acquisitions:

                                                                                   Year Ended December 31,
                                                                            ------------------------------------
                                                                             2001           2000           1999
                                                                            ------         ------         ------
                                                                                      Number of Months
Fidelity National Flood, Inc.  (1) (2)                                        12             12             12
Fidelity National Tax Services, Inc. (2)(4)                                   12             12             12
Fidelity National Credit Service, Inc.(1)(2)                                  12             12             12
Market Intelligence, Inc. (2)                                                 12              9              0
IDM(3)                                                                        12              0              0
Environmental Risk Management Solutions(2)                                     5              0              0
Geographic Underwriting System(2)                                              5              0              0
MLS(3)                                                                         5              0              0
Risco(3)                                                                       5              0              0
Reez.com, Inc.,(3)                                                             5              0              0
Fidelity National Information Solutions, Inc., Corporate                       5              0              0
Homeseekers(3)                                                                 1              0              0

(1) On March 20, 2000, Fidelity acquired Chicago Title and merged certain subsidiaries of the two companies to form this entity. Accordingly, 2001 results for this entity include a full year of operations of the subsidiaries acquired from Chicago Title, 2000 results include a partial year, from March 20 through December 31, of operations of the subsidiaries acquired from Chicago Title and 1999 results are exclusive of Chicago Title operations.

(2) Operations are included in our Lender Services segment.

(3) Operations are included in our Professional Services segment.

(4) Operations in the last three months of 2001 include the acquisition of the 20% minority interest in Tax that was purchased on October 10, 2001.

    Overview. The following table presents certain financial data for the years indicated:

                                                               Year Ended December 31,
                                                 ------------------------------------------------
                                                    2001              2000                1999
                                                 --------          ----------          ----------
                                                   (Dollars in thousands except per share data)
Total revenue                                    $182,440            $88,641             $39,358
                                                 ========            =======             =======
Total expenses                                   $169,040            $85,641             $39,268
                                                 ========            =======             =======
Net earnings (Loss)                               $ 6,623            $   647             $ (221)
                                                 ========            =======             =======
Diluted Earnings (Loss)Per Share                   $ 0.33            $  0.06             $(0.07)
                                                 ========            =======             =======

    Revenue. Growth in revenue from 1999 to 2001 has resulted primarily from two factors: 1) mergers and acquisitions, and 2) in 2001, low mortgage interest rates and a high number of real estate and refinancing transactions.

    Our business is closely related to the level of real estate activity on both a national and local basis. Real estate sales transactions are directly affected by changes in the cost of financing purchases of real estate, i.e., mortgage interest rates. Other macroeconomic factors affecting real estate activity include, but are not limited to, demand for housing, employment levels, family income levels and general economic conditions.

     Beginning in December 2000 and continuing through the fourth quarter of 2001, interest rates have been reduced by 475 basis points, bringing interest rates down to their lowest level in recent history. This has significantly increased the volume of refinance activity and mortgage activity.

     Interest rate changes have a significant impact on our flood services and credit services business lines, which have historically been closely aligned with the home equity credit market. As well, fluctuations in our Tax services' revenue usually result from changes in mortgage interest rates. Revenue increases during periods of relatively low interest rates due to higher refinance volumes and decline during periods of relatively high interest rates. MLS revenues are primarily connected with term contracts and are therefore not immediately affected by interest rate changes.

    Total revenue in 2001 increased $93.8 million to $182.4 million, an increase of 105.8% over 2000. The increase in total revenue from 2000 to 2001 is due to increases in real estate and refinance activity as a result of decreasing interest rates, the mergers and acquisitions shown in the table above, and the inclusion of the Chicago Subsidiaries' operations for a full year in 2001 versus a partial year in 2000. Total revenue in 2000 increased to $88.6 million from $39.4 million in 1999. The increase in total revenue from 1999 to 2000 is primarily the result of the merger of Chicago Title on March 20, 2000.

    Lender Service revenue in 2001 increased $64.2 million to $152.9 million, an increase of 72.4% over 2000. The increase in revenue from 2000 to 2001 is due to
1) increases in real estate and refinance activity as a result of decreasing interest rates, 2) the mergers and acquisitions shown in the table above, and 3) the inclusion of the Chicago Subsidiaries' operations for a full year in 2001 versus a partial year in 2000. Lender Service revenue in 2000 increased to $88.6 million from $39.4 million primarily the result of the merger of Chicago Title on March 20, 2000.

    Professional Service revenue in 2001 totaled $29.6 million. There were no revenues for the Professional Service segment in 2000 or 1999 due to the exclusion of its operations for the period prior to the business combination with Fidelity on August 1, 2001.

Expenses

    The following table presents the components of our expenses:


                                                               Year Ended December 31,
                                                        ------------------------------------
                                                          2001           2000         1999
                                                        --------       -------       -------
                                                                (Dollars in thousands)
Personnel costs                                         $57,128        $32,723       $18,746
Other operating expenses                                107,809         50,422        19,839
Interest expense                                            709              -             -
Amortization of cost in excess of net
    assets acquired                                       3,394          2,496           683
                                                       --------        -------       -------
          Total expenses                               $169,040        $85,641       $39,268
                                                       ========        =======       =======

    Our operating expenses consist primarily of personnel costs and other operating expenses. Since the business combination with Fidelity in August 2001 we have taken actions to reduce or eliminate redundant costs, primarily related to personnel and facilities expenses.

    Personnel costs include base salaries, commissions and bonuses paid to employees, and are one of our most significant operating expenses. Although a significant portion of these costs is fixed, certain of the costs fluctuate with the mix and level of revenue. Personnel costs totaled $57.1 million, $32.7 million, and $18.7 million for the years ended December 31, 2001, 2000 and 1999, respectively. Personnel costs as a percentage of total revenue have decreased over the three-year period ended December 31, 2001. Those percentages were 31.3% in 2001, 36.9% in 2000 and 47.6% in 1999. The primary reasons for the decrease are 1) the inclusion of the property appraisal business since March 2000, which uses independent contractors in its business and therefore has comparatively low personnel costs, 2) the significant increase in revenue in 2001 resulting from lower mortgage rates and higher refinancing activity, 3) the outsourcing of certain information technology functions and personnel to a related party in 2001, and 4) the reduction of redundant personnel in 2001 resulting from the business combination with Fidelity. We have taken significant measures to maintain appropriate personnel levels and costs relative to the volume and mix of business while maintaining customer service standards and quality controls. We will continue to monitor prevailing market conditions and where possible, will adjust personnel costs to the extent possible, in accordance with activity.

    Lender Service personnel costs in 2001 were $45.1 million, $32.7 million, and $18.7 million for the years ended December 31, 2001, 2000 and 1999, respectively. The costs as a percentage of Lender Service revenue were 29.5% in 2001, 36.9% in 2000 and 47.6% in 1999. The decrease in personnel costs as a percentage of revenue over the three year period is a result of the same reasons described in the above paragraph.

    Professional Service personnel costs in 2001 were $10.7 million and 36.1% of the related revenue. There were no personnel costs for the Professional Service segment in 2000 or 1999 due to the exclusion of its operations for the period prior to the business combination with Fidelity on August 1, 2001.

    Other operating expenses consist primarily of facilities expenses, credit reports, appraisal services, data acquisition costs, postage and courier services, computer services (including in 2001, outsourced personnel costs associated with information technology support), professional services, advertising expenses, general insurance, depreciation, trade receivable allowances and service fees paid to Fidelity. We are committed to cost control measures. We have implemented aggressive cost control programs in order to maintain operating expenses at levels consistent with the levels of revenue. However, certain fixed costs are incurred regardless of revenue levels, resulting in period-over-period fluctuations. Our cost control programs are designed to evaluate expenses, both current and budgeted, relative to existing and projected market conditions.

     Other operating expenses as a percentage of total revenue were 59.1% in 2001, 56.9% in 2000, and 50.4% in 1999. The increase in other operating expenses as a percentage of total revenues in 2001 compared with 2000 is primarily attributable to the outsourcing of certain information technology functions and personnel to a related party beginning in August 2001. The increase in other operating expenses as a percentage of total revenues in 2000 compared with 1999 is primarily attributable to the inclusion of the property appraisal business since March 2000, which uses independent contractors in its business and therefore has comparatively higher other operating costs. Total other operating expenses totaled $107.8 million, $50.4 million and $19.8 million in 2001, 2000 and 1999, respectively. The overall year-to-year increases resulted from the mergers and acquisitions, and in 2001, higher real estate transaction activity discussed above.

    Lender Service other operating costs in 2001 were $88.8 million, $50.4 million, and $19.8 million for the years ended December 31, 2001, 2000 and 1999, respectively. The costs as a percentage of Lender Service revenue were 58.1% in 2001, 56.9% in 2000 and 50.4% in 1999. The increase in other operating costs as a percentage of revenue over the three-year period is a result of the same reasons described in the above paragraph.

    Professional Service other operating costs in 2001 were $16.5 million and 55.5% of the related revenue. There were no other operating costs for the Professional Service segment in 2000 or 1999 due to the exclusion of its operations for the period prior to the business combination with Fidelity on August 1, 2001.

    Interest expense for the year ended December 31, 2001 was $0.7 million and represents interest expense on the revolving credit facility with Fidelity. The effective interest rate for the period was 8.6%. That facility was put into effect in September 2001 following the business combination with Fidelity in August 2001. There was no significant interest expense for the years ended December 31, 2000 and 1999.

    Amortization of cost in excess of net assets acquired was $3.4 million in 2001, $2.5 million in 2000 and $0.7 million in 1999. The increase in 2001 as compared with 2000 is primarily due to the acquisition of IDM by Fidelity in January 2001, which resulted in an increase in cost in excess of net assets acquired of $19.3 million. The increase in 2000 compared with 1999 is primarily due to the Chicago Title merger in March 2000.

    Income taxes as a percentage of earnings before income taxes for 2001, 2000 and 1999 was 50.6%, 78.4% and 345.6%, respectively. The fluctuation in income taxes as a percentage of earnings before income taxes is primarily attributable to changes in the relationship between non-deductible cost in excess of net assets acquired and earnings.

LIQUIDITY AND CAPITAL RESOURCES

    Cash Flows. Our cash requirements include debt service, operating expenses, taxes, capital expenditures, and systems development. The nature of our business is not capital intensive, and we believe that all anticipated cash requirements for current operations will be met from internally generated funds and borrowings through existing credit facilities. Our short-and long-term liquidity requirements are monitored regularly to match cash inflows with cash requirements. We forecast the daily needs of our business units and periodically review their short- and long-term projected sources and uses of funds, as well as the asset, liability, investment and cash flow assumptions underlying these projections.

    Seasonality. The business cycle of the residential real property valuation services, flood services and credit services business lines have historically been closely aligned with the home equity credit market. Volumes generally increase in the early spring, followed by a slower summer season, a relatively busy fall and a significantly slower winter. Revenue increases during periods of relatively low interest rates due to higher refinance volumes and decline during periods of relatively high interest rates.

     Financing. Following the business combination with Fidelity in August 2001, we entered into a secured revolving credit agreement with Fidelity. The credit agreement provides for a maximum credit line of $25 million that expires and is due in September 2006 and bears interest at a variable rate of prime plus 2%. As of December 31, 2001, $18.7 million was outstanding under our credit agreement and we had $6.3 million in borrowings available to us. Amounts borrowed under the credit agreement were used to repay Fidelity, who retired the company's debt existing at the time of the business combination. Certain of such debt instruments had conversion features into 713,000 shares of the Company's common stock. On September 24, 2001, we issued to Fidelity a five-year warrant to purchase 713,000 shares of our common stock at $10 per share.

    Financing Obligations. Our financing obligations generally include our credit agreement with Fidelity and operating and capital lease payments on certain of our premises and equipment. As of December 31, 2001, our required annual payments relating to these financing obligations are as follows:



                                                                                                   Portion
                                                                                                   Relating
                                                                                                      to
                                   2002      2003       2004      2005      2006      Thereafter   Interest    Total
                                  ------    ------     ------    ------    -------    ----------   --------   --------
                                                                        (Dollars in thousands)
Revolving line of credit(1)       $    0    $    0     $    0    $    0    $18,653       $  0       $   0     $ 18,653
Capital lease payments             1,372       807        469         0          0          0        (294)       2,354
Operating lease payments           4,294     3,759      2,500     1,790      1,363        895           0       14,601
                                  ------    ------     ------    ------    -------       ----       -----      -------
Total                             $5,666    $4,566     $2,969    $1,790    $20,016       $895       $(294)     $35,608
                                  ======    ======     ======    ======    =======       ====       =====      =======

(1) See Recent Developments in Part I regarding repayment of the revolving line of credit in March 2002.

    Other Commercial Commitments. In October 2001 we entered into a strategic alliance agreement with Lexis-Nexis to acquire a 50% ownership interest in their national real estate database. The terms of the agreement require us to make annual payments over the next four years to complete the transaction. These payments may be accelerated at our option.

    Under the terms of our agreement with Homeseeker's, we are obligated to pay $1.2 million to Homeseeker's upon completion of certain enhancements to a software platform acquired from them.

    Capital Stock Repurchase. On September 28, 2001, our Board of Directors authorized us to repurchase up to 1,000,000 shares of our common stock. Purchases may be made by us from time to time in the open market or in block purchases or in privately negotiated transactions depending on market conditions and other factors. As of December 31, 2001, we have repurchased a total of 53,800 shares of our common stock for $0.3 million, at an average purchase price of $6.30 per share.

    CRITICAL ACCOUNTING POLICIES. The accounting policies described below are those we consider critical in preparing our Consolidated Financial Statements. Certain of these policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of certain contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. See Note C of Notes to the Consolidated Financial Statements for a more detailed description of our significant accounting policies that have been followed in preparing our Consolidated Financial Statements.

    Revenue Recognition. We recognize revenue from the sale of services or data when evidence of the arrangement exists, delivery has occurred, the sales price has been determined and collectibility is deemed probable, generally in the month in which the report is shipped or in which information is transmitted to the customer, in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition" (SAB 101). Flood and Tax provide monitoring services over the life of the corresponding loan. These revenues are recognized ratably over the estimated average life of the loan portfolio from which the revenue is derived.

     Revenue from the sale of agent productivity and office management software is recognized in the month in which the revenue recognition criteria of Statement of Position No. 97-2, "Software Revenue Recognition" (SOP 97-2) are met, generally the month in which the software is shipped to the customer.

     Multiple Listing Services systems solutions sold to our customers may involve a selection of the following elements: computer hardware (sold or leased), internally developed software, telecommunications services, information security, training and customer support. These systems solutions services have been accounted for under the provisions of SOP 97-2. Revenue recognition commences at the point at which we have delivered to the customer all elements essential to the functionality of the systems solution. Accordingly, we defer and recognize revenue associated with these arrangements ratably over the terms of the underlying agreements, commencing at contract "cutover." Cutover is generally defined as the point at which the hardware is installed, software has been delivered, training is completed, and the service is accessible to and usable by the customer. Cash received prior to cutover are deferred and recognized as revenue ratably over the life of the contract.

    Certain other elements of the agreements, such as ongoing maintenance, involve separately stated monthly fees. Revenues associated with such other elements are recognized over the periods during which the services are performed, generally on a monthly basis.

    Hardware may be sold or leased to our systems solutions customers. Such hardware is standard, non-customized equipment that can be used for other information processing applications. Leases of hardware are generally classified as "sales-type leases" in accordance with the provisions of SOP 97-2 and Statement of Financial Accounting Standards No. 13, "Accounting for Leases," and revenue is recognized upon delivery.

    Deferred Taxes. Based upon the Company's current and historical pretax earnings, management believes it is more likely than not that the Company will realize the benefit of its existing deferred tax assets. Management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income. However, there can be no assurance that the Company will generate any earnings or any specific level of continuing earnings in future years. Certain tax planning or other strategies could be implemented, if necessary, to supplement income from operations to fully realize recorded tax benefits.

    Cost in Excess of Net Assets Acquired ("Goodwill") and Other Intangible Assets. We have made acquisitions in the past that resulted in recording significant goodwill. As of December 31, 2001, cost in excess of net assets acquired, net, was $92.0 million. Through December 31, 2001, in accordance with accounting principles generally accepted in the United States of America, goodwill has been amortized on a straight-line basis over 15 years and has been tested for impairment on a continual basis based on the undiscounted cash flows generated by the underlying assets. However, under the new accounting standards described below, we did not record goodwill amortization related to the costs in excess of net assets acquired as part of the business combinations occurring subsequent to June 2001. Effective in 2002, all goodwill will no longer be amortized, but will be tested for impairment annually through a comparison of the assets' fair value to its carrying amount. Other intangible assets that meet certain criteria will continue to be amortized and will also be subject to an impairment test based on estimated fair value. We are currently evaluating the impact of this new accounting standard on existing goodwill and other intangible assets. See Recent Accounting Pronouncements below for further information.

    EFFECTS OF TRANSACTION WITH RELATED PARTIES. Included in other operating expenses in 2001 are $0.5 million and $5.7 million paid to two related parties, Fidelity and Micro General Corporation, Inc., a majority owned subsidiary of Fidelity, respectively. The amounts paid to Fidelity were for executive and general management, accounting, legal and administrative services provided to us under an agreement effective August 1, 2001. Annual fees under the agreement with Fidelity are $1.3 million. The amounts paid to Micro General were for information technology and business communication services provided to us under an agreement effective August 2, 2001. The agreements with Fidelity and Micro General are for one and three year terms respectively. Fees for the services provided in the agreements are based on estimated time incurred to perform each of the functions and the estimated personnel costs for the function performed, plus in the case of Micro General, a profit margin.

    Included in our Revenue in 2001 is $1.0 million for sales of data and other products and services to Fidelity.

    As of December 31, 2001 the net amount owed to Fidelity and Micro General in connection with the above transactions was $0.5 million and $0.4 million respectively.

    In connection with the business combination with Fidelity we transferred to Chicago Title 11,703,801 shares of our common stock and transferred to Fidelity 5,507,671 shares of our common stock. Collectively, these shares of common stock then constituted approximately 77% of our outstanding common stock.

    On August 2, 2001, we issued to Fidelity 1,614,286 shares of our Common Stock for all of the outstanding common stock of Risco, Inc. Risco is the third largest multiple listing service vendor in the United States.

    On August 2, 2001, we acquired all the assets and liabilities of Reez.com., Inc., from Fidelity in exchange for 136,971 shares of our Common Stock. Reez's software provides the realtor, consumer and settlement service provider with an on-line platform to schedule, track and close real estate transactions.

    See also Liquidity and Capital Resources - Financing.

    As of December 31, 2001 Fidelity owns 79% of our outstanding common stock.

    RECENT ACCOUNTING PRONOUNCEMENTS. In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets that meet one of two criteria. The statement applies to all business combinations initiated after June 30, 2001.

    SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. Existing goodwill will be amortized through 2001, after which time amortization will cease and we will perform a transitional goodwill impairment test. SFAS No. 142 is effective for fiscal periods beginning after December 15, 2001. We are currently evaluating the impact of the new accounting standards on existing goodwill and other intangible assets. While the ultimate impact of the accounting standards has yet to be determined, goodwill amortization expense for the year ended December 31, 2001 was $3.4 million.

    Effective July 1, 2001, we adopted provisions of Statement of Financial Accounting Standards SFAS No. 141 and certain provisions of SFAS No. 142 as required for goodwill and intangible assets resulting from business combinations consummated after June 30, 2001.

    In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long-Lived Assets" ("SFAS No. 144") which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," it retains many of the fundamental provisions of that statement. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We expect that the adoption of SFAS No. 144 will not have a material impact on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT THE MARKET RISK OF FINANCIAL INSTRUMENTS

   Our Consolidated Balance Sheet includes certain assets and liabilities whose fair values are subject to market risks. However, as of the year ended December 31, 2001 we believe that the amount of such risk is not significant to our financial condition. We do not maintain available cash resources in interest sensitive instruments, and we attempt to manage any risk associated with accounts receivable through periodic reviews and establishment of appropriate allowances as part of our internal controls and policies.

   For example, interest rate changes will directly affect borrowing costs, since our credit facility bears interest at a rate related to the prime rate. If interest rates were to increase (decrease) by 1% from the rates in effect on December 31, 2001, that hypothetical increase (decrease) of $0.2 million change would not have a significant effect on the costs we incur in our business.

    However, our financial performance will be affected more significantly by the pace of general economic activity (and in particular, real estate related transactions), which fluctuates in part in reaction to prevailing interest rates and mortgage financing activity.

ITEM 8. FINANCIAL STATEMENTS

         FIDELITY NATIONAL INFORMATION SOLUTIONS, INC. AND SUBSIDIARIES

                         INDEX TO FINANCIAL INFORMATION

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
Independent Auditors' Report ............................................   22

Consolidated Balance Sheets as of December 31, 2001 and 2000 ............   23

Consolidated Statements of Operations for the years ended
December 31, 2001, 2000 and 1999 ........................................   24

Consolidated Statements of Stockholders' Equity for the years ended
December 31, 2001, 2000 and 1999 ........................................   25

Consolidated Statements of Cash Flows for the years ended
December 31, 2001, 2000 and 1999 ........................................   26

Notes to Consolidated Financial Statements ..............................   27

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Fidelity National Information Solutions, Inc.:

    We have audited the accompanying Consolidated Balance Sheets of Fidelity National Information Solutions, Inc. and subsidiaries as of December 31, 2001 and 2000 and the related Consolidated Statements of Operations, Stockholders' Equity and Cash Flows for each of the years in the three-year period ended December 31, 2001. These Consolidated Financial Statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these Consolidated Financial Statements based on our audits.

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

    In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the consolidated financial position of Fidelity National Information Solutions, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note L to the Consolidated Financial Statements, effective July 1, 2001, Fidelity National Information Solutions, Inc. and subsidiaries adopted provisions of Statement of Financial Accounting Standards SFAS No. 141, "Business Combinations," and certain provisions of SFAS no. 142, as required for goodwill and intangible assets resulting from business combinations consummated after June 30, 2001.



                                    KPMG LLP


Los Angeles, California
March 6, 2002, except as to Note N
to the Consolidated Financial Statements, which is as of March 25, 2002

         FIDELITY NATIONAL INFORMATION SOLUTIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                               December 31,          December 31,
                                                                  2001                   2000
                                                               ------------          ------------
Assets
  Cash                                                         $   2,007              $  2,213
  Accounts receivable, net                                        33,147                13,042
  Notes receivable                                                 1,552                     -
  Deferred taxes, current portion                                  7,713                     -
  Prepaids and other current assets                                2,956                   579
                                                               ---------              --------
    Total current assets                                          47,375                15,834
  Property, equipment and software, net                           20,181                 9,924
  Deferred taxes, long-term portion                               18,376                 3,088
  Related party receivable                                             -                 5,749
  Cost in excess of net assets acquired, net                      91,983                34,376
  Intangible and other assets                                     21,581                   501
                                                               ---------              --------
Total assets                                                   $ 199,496              $ 69,472
                                                               =========              ========
Liabilities and Stockholders' Equity
  Accounts payable                                             $   6,417              $  4,626
  Current maturities of capital lease obligations                  1,293                     -
  Deferred revenue, current portion                               16,649                 6,019
  Related party payables                                             948                     -
  Income taxes payable                                             7,819                    85
  Other current liabilities                                       11,676                     -
                                                               ---------              --------
    Total current liabilities                                     44,802                10,730
  Secured, revolving credit facility with parent                  18,653                     -
  Capital lease obligations, less current maturities               1,061                    -
  Deferred revenue, long-term portion                              3,577                 3,171
  Related party payables                                               -                 1,145
  Other liabilities                                                2,597                 1,019
                                                               ---------              --------
Total liabilities                                                 70,690                16,065
  Minority interests                                                   -                 1,102
Stockholders' equity:
  Common stock, par value $.001; 200,000,000 shares
    authorized; Issued 24,188,251 and outstanding
    24,134,451 as of December 31, 2001
    and Issued and outstanding 13,769,472 as of
    December 31, 2000                                                 24                    14
  Additional paid-in capital                                     126,669                56,444
  Accumulated earnings (deficit)                                   2,470                (4,153)
  Accumulated other comprehensive loss                               (18)                    -
  Treasury stock                                                    (339)                    -
                                                               ---------              --------
Total stockholders' equity                                       128,806                52,305
                                                               ---------              --------
Total liabilities and stockholders' equity                     $ 199,496              $ 69,472
                                                               =========              ========


                 See Notes to Consolidated Financial Statements.

         FIDELITY NATIONAL INFORMATION SOLUTIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                For the years ended December 31,
                                            ------------------------------------------
                                                  2001           2000           1999
                                              ---------        --------        -------
Revenues                                      $ 182,440        $ 88,641       $ 39,358

Expenses
  Personnel costs                                57,128          32,723         18,746
  Other operating expenses                      107,809          50,422         19,839
  Interest expense                                  709               -              -
                                              ---------        --------        -------
    Total expenses                              165,646          83,145         38,585
                                              ---------        --------        -------
  Earnings before amortization of cost
    in excess of net assets acquired             16,794           5,496            773
  Amortization of cost in excess of
    net assets acquired                           3,394           2,496            683
                                              ---------        --------        -------
Earnings before income taxes                     13,400           3,000             90

Income taxes                                      6,777           2,353            311
                                              ---------        --------        -------
Net earnings (loss)                           $   6,623        $    647       $   (221)
                                              =========        ========       ========
Net earnings (loss) per common
  share - basic                               $    0.33        $   0.06       $  (0.07)
                                              =========        ========       ========
Net earnings (loss) per common
  share - diluted                             $    0.33        $   0.06          (0.07)
                                              =========        ========       ========

Weighted average shares - basic                  20,095          11,438          2,999
Weighted average shares - diluted                20,169          11,438          2,999




                 See Notes to Consolidated Financial Statements.

         FIDELITY NATIONAL INFORMATION SOLUTIONS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                                                                                        Accumulated
                                                 Common Stock      Additional              Accumulated     Other          Total
                                             -------------------    Paid-in     Treasury     Earnings  Comprehensive   Stockholders'
                                              Shares     Amount      Capital     Stock      (Deficit)        Loss         Equity
                                             --------  ---------  ------------  ---------  ----------- -------------   -------------
Balance at December 31, 1998                  2,999      $    3     $ 12,910    $    -      $(2,079)       $    -      $  10,834
Net loss                                          -           -            -         -         (221)            -           (221)
                                            -------      ------     --------    ------      -------        ------      ---------
Balance at December 31, 1999                  2,999           3       12,910         -       (2,300)            -         10,613
                                            -------      ------     --------    ------      -------        ------      ---------

Shares issued for acquisitions               10,770          11       43,534         -            -             -         43,545
Dividends paid to parent                          -           -            -                 (2,500)            -         (2,500)
Net earnings                                      -           -            -         -          647             -            647
                                            -------      ------     --------    ------      -------        ------      ---------
Balance at December 31, 2000                 13,769          14       56,444         -       (4,153)            -         52,305
                                            -------      ------     --------    ------      -------        ------      ---------

Shares issued for acquisitions               10,335          10       68,470         -            -             -         68,480
Stock options exercised                           3           -           19         -            -             -             19
Treasury shares purchased                       (53)          -            -      (339)           -             -           (339)
Shares issued for 401(k) plan                    80           -          494         -            -             -            494
Warrant issued to Fidelity                        -           -        1,242         -            -             -          1,242
Translation adjustment                            -           -            -         -            -           (18)           (18)
Net Earnings                                      -           -            -         -        6,623             -          6,623
                                            -------      ------     --------    ------      -------        ------      ---------
Balance at December 31, 2001                 24,134      $   24     $126,669    $ (339)     $ 2,470        $  (18)     $ 128,806
                                            =======      ======     ========    ======      =======        ======      =========






                 See Notes to Consolidated Financial Statements.

         FIDELITY NATIONAL INFORMATION SOLUTIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                            For the years ended December 31,
                                                                        --------------------------------------
                                                                           2001          2000          1999
                                                                        --------       -------         -------
Cash Flows from Operating Activities
  Net earnings (loss)                                                   $  6,623        $  647         $ (221)
  Adjustments to reconcile net earnings (loss)
    to net cash provided by operating activities:
    Depreciation and amortization                                          7,678         4,965          1,449

    Changes in assets and liabilities, net of effects of
      business acquisitions:
        Accounts receivable                                              (11,238)         (377)         2,684
        Prepaid and other assets                                          (4,983)           71            144
        Accounts payable and other liabilities                              (724)       (2,403)        (1,578)
        Deferred revenue                                                   4,338           293           (221)
        Income taxes                                                       5,722        (1,129)           766
        Related party receivables (payables)                               5,552         1,503         (1,316)
                                                                        --------       -------        -------
Net cash provided by operating activities                                 12,968         3,570          1,707

Cash Flows from Investing Activities
  Net short-term investment activities                                         -           100              -
  Purchases of property, equipment and software                           (2,485)       (1,146)        (1,303)
  Increase in notes receivable                                              (825)         (370)            (3)
  Purchase of minority interest                                           (5,400)            -              -
  Cash paid for business acquisitions                                     (2,000)            -              -
  Cash received from acquired companies                                      414         1,435              -
                                                                        --------       -------        -------
  Net cash (used in) provided by investing activities                    (10,296)           19         (1,306)

Cash Flows from Financing Activities
Proceeds from (repayment of) debt, net                                    (2,540)           67            (43)
Dividends paid to parent                                                       -        (2,500)             -
Purchase of treasury stock                                                  (339)            -              -
Cash proceeds from exercise of stock options                                  19             -              -
Net change in cumulative translation adjustment                              (18)            -              -
                                                                        --------       -------        -------
Net cash used in financing activities                                     (2,878)       (2,433)           (43)
                                                                        --------       -------        -------
Net increase (decrease) in cash                                             (206)        1,156            358
Cash, beginning of period                                                  2,213         1,057            699
                                                                        --------       -------        -------
Cash, end of period                                                     $  2,007       $ 2,213        $ 1,057
                                                                        ========       =======        =======



                 See Notes to Consolidated Financial Statements.

         FIDELITY NATIONAL INFORMATION SOLUTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            AS OF DECEMBER 31, 2001 AND 2000 AND FOR THE YEARS ENDED
                        DECEMBER 31, 2001, 2000 AND 1999

A. DESCRIPTION OF BUSINESS

    Fidelity National Information Solutions, Inc. ("FNIS" or "The Company"), formerly Vista Information Solutions, Inc. ("Vista"), provides products and services that enable clients to use information to improve their business decision-making processes and to effectively manage existing and prospective customer relationships. The Company provides data, solutions and services required by lenders and real estate professionals in connection with property transactions throughout the United States and Canada. The Company also delivers information and technology to lenders and real estate professionals for use throughout the home purchase and ownership life cycle. The Company provides mortgage lenders, commercial lenders, and risk management professionals with real estate tax services, credit reporting services, flood compliance services, automated valuation and appraisal services, environment and natural hazard disclosure, and other products that use our databases.

    The Company is also a data and service provider to the Multiple Listing Service ("MLS") systems industry. Almost half of all real estate professionals in North America use our services. Over 400 organizations use our MLS applications, which combine the features of three Internet browser systems designed to scale from the smallest to the largest MLS organizations.

    FNIS is a majority-owned subsidiary of Fidelity National Financial, Inc. or ("Fidelity"), the nation's largest title insurance and diversified real estate-related services company. Fidelity's title insurance underwriters - Fidelity National Title, Chicago Title, Ticor Title, Security Union Title and Alamo Title - together issue approximately 30 percent of all title insurance policies nationally. The Company provides title insurance in 49 states, the District of Columbia, Guam, Mexico, Puerto Rico, the U.S. Virgin Islands and Canada.

    At December 31, 2001, the Company was organized into three segments: Lender Services, Professional Services and Corporate and other.

B. ACQUISITIONS

     On March 20, 2000, Fidelity consummated a merger with Chicago Title Corporation, as a result of which Fidelity acquired Chicago Title and Trust Company ("Chicago Title"). Subsequent to the merger, Fidelity combined its flood services ("Fidelity Flood") and credit services ("Fidelity Credit") with the flood services ("Chicago Flood") and credit services ("Chicago Credit") of Chicago Title. The merged flood services business ("Fidelity National Flood, Inc." or "Flood") and the merged credit services business ("Fidelity National Credit Services, Inc." or "Credit") became wholly-owned subsidiaries of Chicago Title. Fidelity also acquired Market Intelligence, Inc. ("MI," -- together with Chicago Flood and Chicago Credit, the "Chicago Companies"). The acquisition was accounted for as a purchase, and, accordingly, the purchase price of $43.5 was allocated to the tangible assets acquired, cost in excess of net assets acquired and liabilities assumed, at fair value, in the amounts of $26.9 million, $26.1 million, and $9.5 million, respectively.

    Fidelity acquired 100% of the outstanding stock of IDM on January 3, 2001. The acquisition was accounted for as a purchase and, accordingly, the purchase price of $20.8 million was allocated to assets acquired, cost in excess of net assets acquired and liabilities assumed, at fair values, in the amounts of $1.9 million, $19.3 million, and $0.4 million, respectively.

    On August 1, 2001, the Company, pursuant to an Agreement and Plan of Reorganization and Merger dated April 12, 2001, acquired IDM from Fidelity and MI, Credit, and Flood (collectively, the "Chicago Subsidiaries") from Chicago Title , by merging the four subsidiaries with and into four previously-formed merger subsidiaries of the Company in simultaneous reverse triangular mergers (collectively, the "Mergers"). Concurrent with the Mergers, Fidelity transferred eighty percent (80%) of the issued and outstanding shares of capital stock of Fidelity National Tax Service, Inc. ("Tax," and together with IDM, the "Fidelity Subsidiaries) to the Company (the "Share Exchange"). As a result of the Mergers and the Share Exchange, MI, Credit, Flood and IDM became wholly-owned subsidiaries of the Company, and Tax became a majority-owned subsidiary of the Company.

     In consideration for the Mergers and the Share Exchange, the Company transferred to Chicago Title and Fidelity 11,703,801 shares and 5,507,671 shares of the Company's common stock, respectively. Collectively, these shares of common stock then constituted approximately 77% of the outstanding capital stock of the Company. This transaction was a reverse merger, following which the Company became a majority-owned subsidiary of Fidelity. The Consolidated Financial Statements of the Company prior to the year ended December 31, 2001 reflect only the balance sheet, operations and cash flows of the Fidelity Subsidiaries and the Chicago Subsidiaries and reflect the Fidelity Subsidiaries and the Chicago Subsidiaries as the acquiror for accounting purposes. As a result of the acquisitions of Risco and Reez, as described below, Fidelity owned 79% of the outstanding common stock of the Company at December 31, 2001.

    The total purchase price of $34.8 million was allocated to the tangible assets acquired, cost in excess of net assets acquired, and liabilities assumed, at fair value, in the amounts of $43.3 million, $31.9 million, and $40.4 million, respectively. The allocation of the purchase price is preliminary. The Company has yet to obtain additional information related to the valuation of certain assets and liabilities. However, the Company does not believe the difference between the recorded book value and the fair value ultimately assigned will be material.

    The following selected unaudited pro forma results of operations for the years ended December 31, 2001 and 2000 have been prepared to illustrate the effects of (i) the acquisition of Chicago Title by Fidelity in March 2000, (ii) the acquisition of IDM by Fidelity in January 2001 and (iii) the purchase of the Company by the Fidelity Subsidiaries and Chicago Subsidiaries as the accounting acquiror, as if these transactions had been completed January 1, 2001 and 2000. The information provided for the Fidelity Subsidiaries and Chicago Subsidiaries has been derived from the Fidelity Subsidiaries' historical financial statements. The information provided for the Company has been derived from the historical financial statements of the Company and has been reclassified to conform to the presentation used by the Fidelity Subsidiaries.


                                                                                     DECEMBER 31,
                                                                             ----------------------------
                                                                               2001                2000
                                                                             --------            --------
                                                                            (IN THOUSANDS, EXCEPT PER SHARE
                                                                                        DATA)
Total revenue                                                                $ 224,049             $198,745
Net earnings (loss) before merger-related expenses                           $   1,993             $ (3,309)
Net earnings (loss)                                                          $     808             $ (3,309)
Basic and Diluted  net earnings (loss) per share before
 merger-related expenses                                                     $    0.09             $  (0.15)
Basic net earnings (loss) per share                                          $    0.04             $  (0.15)
Diluted net earnings (loss) per share                                        $    0.03             $  (0.15)

    On August 2, 2001, the Company acquired 100 percent of the outstanding common shares of Risco, Inc. ("Risco"). The results of Risco's operations have been included in the Consolidated Financial Statements since that date. Risco was the third largest multiple listing service vendor in the United States. In connection with this acquisition, the Company issued 1,614,286 of its common stock at $7.34 per share. The total purchase price was $11.9 million and the Company recorded cost in excess of net assets acquired of $3.4 million.

    On August 2, 2001, the Company purchased the assets and liabilities of Reez.com ("Reez"). The results of Reez's operations have been included in the Consolidated Financial Statements since that date. Reez's software provides the realtor, consumer and settlement service provider with an on-line platform to schedule, track and close real estate transactions. As a result of this acquisition, the Company issued 135,971 of its common stock at $7.34 per share. The total purchase price was $1.0 million and the cost in excess of net assets acquired in connection with the acquisition was immaterial.

     On October 10, 2001, the Company purchased the 40,000 shares in Tax representing the residual 20% minority interest for $5.4 million in cash that resulted in cost in excess of net assets acquired of $4.5 million. The purchase price was in accordance with the terms of the original purchase agreement.

    On December 3, 2001, the Company purchased all the assets of HomeSeeker's XMLSweb division in exchange for $2.0 million in cash. As a result of this acquisition, the Company recorded cost in excess of net assets acquired of $1.0 million.

C. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The following describes the significant accounting policies followed by the Company in preparing the accompanying Consolidated Financial Statements.

Principles of Consolidation and Basis of Presentation

    The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All material inter-company profits, transactions and balances have been eliminated. As a result of the merger with the Fidelity Subsidiaries and the Chicago Subsidiaries, the Consolidated Financial Statements of the Company prior to the period ended December 31, 2001 reflect only the balance sheet accounts, operations and cash flows of MI, Credit, Flood and Tax prior to the merger with the Company and to reflect the Fidelity Subsidiaries and Chicago Subsidiaries as the acquiror for accounting purposes. The financial results for the year ended December 31, 2001 include the Company for the period from August 1, 2001, the acquisition date, through December 31, 2001 and the results of IDM for the period from January 3, 2001, the acquisition date, through December 31, 2001. The financial results for the year ended December 31, 2000 include the results of Fidelity Flood, Fidelity Credit and Tax (collectively, the "Fidelity Companies") for the full year, and the results of the Chicago Companies, from and after March 20, 2000, the date of the Chicago Title acquisition. The financial results for the year ended December 31, 1999 include the results of the Fidelity Companies.

    Certain reclassifications have been made in the prior year Consolidated Financial Statements to conform to the classifications used in the current year.

Cash and Cash Equivalents

    The carrying value of cash and cash equivalents at December 31, 2001 and 2000 approximated their fair value due to the short-term nature of these items.

Accounts Receivable

    The carrying amounts reported in the balance sheets for accounts receivable approximate their fair value. Accounts receivable is reported net of allowance for doubtful accounts and represents management's estimate of those balances that are uncollectible as of the balance sheet date. The allowance for doubtful accounts was $1.6 million at December 31, 2000. The Company assumed $2.0 million in doubtful accounts during 2001 as the result of mergers and acquisitions. The Company had $1.2 million in bad debt expense and $2.0 million in specific account write-offs during 2001. As of December 31, 2001, the Company had a $2.8 million allowance for doubtful accounts.

Property, Equipment and Software

    Depreciation is computed primarily using the straight-line method based on the estimated useful lives of the related assets, which range from three to twenty-five years. Leasehold improvements are amortized on a straight-line basis over the term of the applicable lease. Software is amortized using the straight-line method over the estimated useful lives of the software, which range from three to ten years.

Software Development Costs

    Costs incurred internally in creating computer software to be leased, sold or for internal use are charged to expense when incurred until technological feasibility has been established. Technological feasibility is established upon completion of a detail program design or, in its absence, completion of a working model. Thereafter, certain software production costs are capitalized and subsequently reported at the lower of unamortized costs or net realizable value. Capitalized costs are amortized based on current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product. Estimated economic life is generally three to five years. Accumulated amortization for software development costs was $0.3 million and $0 at December 31, 2001 and 2000 respectively.

Cost in Excess of Net Assets Acquired

    Cost in excess of net assets acquired has been amortized on a straight-line basis over fifteen years. At December 31, 2001, cost in excess of net assets acquired was $99.0 million less accumulated amortization of $7.0 million. At December 31, 2000, cost in excess of net assets acquired was $38.5 million less accumulated amortization of $4.1 million. Impairment of intangible assets is monitored on a continual basis, and is assessed based on an analysis of the undiscounted cash flows generated by the underlying assets. See also Note L.

Other Intangible Assets

    Other intangible assets include MLS contract values. MLS contract values are amortized over a 10 to 25 year life on a basis consistent with the expected renewal rate of the underlying contract expirations. At December 31, 2001, MLS contract values were $16.5 million less accumulated amortization of $1.4 million. At December 31, 2000, there were no MLS values. See also Note L.

Revenue Recognition

    The Company recognizes revenue from the sale of services or data when evidence of the arrangement exists, delivery has occurred, the sales price has been determined and collectibility is deemed probable, generally in the month in which the report is shipped or in which information is transmitted to the customer, in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition" (SAB 101). Flood and Tax provide monitoring services over the life of the corresponding loan. These revenues are recognized ratably over the estimated average life of the loan portfolio from which the revenue is derived.

    Revenue from the sale of agent productivity and office management software is recognized in the month in which the revenue recognition criteria of Statement of Position No. 97-2, "Software Revenue Recognition" (SOP 97-2) are met, generally the month in which the software is shipped to the customer.

     MLS systems sold or leased, under an operating lease, to the Company's customers may involve a selection of the following elements: computer hardware (sold or leased), internally developed software, telecommunications services, information security, training and customer support. These systems solutions services have been accounted for under the provisions of SOP 97-2. Revenue recognition commences at the point at which the Company has delivered to the customer all elements essential to the functionality of the systems solution. Accordingly, the Company defers and recognizes revenue associated with these arrangements ratably over the terms of the underlying agreements, commencing at contract "cutover." Cutover is generally defined as the point at which the hardware is installed, software has been delivered, training is completed, and the service is accessible to and usable by the customer. Cash received prior to cutover are deferred and recognized as revenue ratably over the life of the contract.

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

Income Taxes

    The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities and expected benefits of utilizing net operating loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The impact on deferred taxes of changes in tax rates and laws, if any, are applied to the years during which temporary differences are expected to be settled and reflected in the financial statements in the period enacted.

Earnings Per Share

    The Company presents "basic" earnings (loss) per share, representing net earnings divided by the weighted average shares outstanding (excluding all common stock equivalents), and "diluted" earnings (loss) per share, representing the dilutive effect of all common stock equivalents. Shares used in the earnings
(loss) per share calculations for 2001 are the weighted-average shares of the Company outstanding during 2001, and the effect of the shares issued to Chicago Title and Fidelity in connection with the Mergers and Share exchange. Shares used in the earnings per share calculations for 2000 are the shares issued for the Fidelity subsidiaries and were outstanding all of 2000 and the weighted-average shares issued for the Chicago subsidiaries, which were acquired by Fidelity in March 2000. Shares used in the earnings per share calculations for 1999 are the shares issued for the Fidelity Companies and were outstanding for all of 1999.

    The following table presents the computation of basic and diluted earnings per share:

                                                                          YEAR ENDED DECEMBER 31,
                                                                  --------------------------------------
                                                                     2001           2000          1999
                                                                  ----------       -------       -------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net earnings, basic and diluted basis                                $ 6,623       $   647       $  (221)
                                                                     =======       =======       =======
Weighted average shares outstanding during the year, basic basis      20,095        11,438         2,999
Plus: Common stock equivalent shares assumed from conversion
         of options and exercise of warrants                              74          --            --
                                                                     -------       -------       -------
Weighted average shares outstanding during the year, diluted basis    20,169        11,438         2,999
                                                                     =======       =======       =======

Basic net earnings (loss) per share                                  $   .33       $   .06       $  (.07)
                                                                     =======       =======       =======
Diluted net earnings per share                                       $   .33       $   .06       $  (.07)
                                                                     =======       =======       =======

    Options and warrants to purchase 921,015 shares of the Company's common stock were not included in the computation of diluted earnings per share because the options and warrants' exercise price was greater than the average market price of common stock for the year ended December 31, 2001.

Management Estimates

    The preparation of these Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

D. PROPERTY, EQUIPMENT AND SOFTWARE

    Property, equipment and software consists of the following:

                                                              DECEMBER 31,
                                                         ----------------------
                                                          2001          2000
                                                         ------        --------
                                                         (DOLLARS IN THOUSANDS)
Land                                                     $  602        $   110
Building                                                  2,074          1,260
Leasehold improvements                                    1,531          1,262
Furniture and fixtures                                    4,719          1,573
Computer hardware and software                           19,031          9,974
                                                        -------        -------
                                                         27,957         14,179
Accumulated depreciation and amortization                (7,776)        (4,255)
                                                        -------        -------
                                                        $20,181        $ 9,924
                                                        =======        =======


E. LEASE COMMITMENTS

    The Company leases equipment under agreements that meet the criteria for capital lease classification. The Company also leases its operating facilities under non-cancelable operating leases with aggregate monthly payments of approximately $3.7 million. The facility leases require the payment of taxes, maintenance, utilities and insurance. Leased assets included in the Consolidated Balance Sheets are as follows:

                                                                 DECEMBER 31,
                                                            ----------------------
                                                             2001            2000
                                                            ------          ------
                                                            (DOLLARS IN THOUSANDS)
Leased Assets
-------------
Equipment                                                   $2,755          $   --
                                                            ------          ------
Accumulated depreciation and amortization                     (200)             --
                                                            ------          ------
                                                            $2,555          $   --
                                                            ======          ======

    Future annual minimum lease payments are as follows:

                                                  Capital        Operating
                                                   Leases          Leases
                                                  -------        ---------
                                                   (DOLLARS IN THOUSANDS)
2002                                              $ 1,372        $ 4,294
2003                                                  807          3,759
2004                                                  469          2,500
2005                                                    0          1,790
2006                                                    0          1,363
Thereafter                                              0            895
                                                  -------        -------
Total future minimum lease payments               $ 2,648        $14,601
                                                  -------        =======
Portion relating to interest                         (294)
                                                  -------
Present value of net minimum lease payments         2,354
Less current maturities                            (1,293)
                                                  -------
Long-term lease obligations                        $1,061
                                                  =======

F. SECURED, REVOLVING CREDIT FACILITY WITH PARENT

    On September 24, 2001, the Company entered into a revolving credit agreement with Fidelity. The credit agreement provides for a maximum credit line of $25 million that expires and is due in September 2006. The credit facility bears interest at a rate of prime plus 2%. Amounts borrowed under the credit facility were used to replace the existing obligations to Fidelity related to the merger. As of December 31, 2001, $18.7 million was outstanding under the credit facility and $6.3 million in borrowings was available to the Company. See Note N regarding subsequent event and pay down of credit facility.

G. SUPPLEMENTARY CASH FLOW INFORMATION

    The following supplemental cash flow information is provided with respect to interest payments and income tax payments as well as certain non-cash investing and financing activities.

                                                 YEAR ENDED DECEMBER 31,
                                           ---------------------------------
                                             2001          2000         1999
                                           --------      --------      -----
                                                 (DOLLARS IN THOUSANDS)
Cash paid during the year:
Interest                                   $    585      $     96      $   4
                                           ========      ========      =====
Income Taxes                               $    864      $  3,873      $(546)
                                           ========      ========      =====

Purchase of subsidiaries:
Assets acquired at fair value              $ 59,051      $ 26,855      $  --
Costs in excess of net assets acquired       60,259        26,152         --
Cash paid for acquisitions                   (7,400)           --         --
                                           --------      --------      -----
Liabilities assumed and equity issued      $111,910      $ 53,007      $  --
                                           ========      ========      =====

H. INCOME TAXES

    Income taxes consists of the following:

                                      YEAR ENDED DECEMBER 31,
                       --------------------------------------------------
                         2001                2000                  1999
                       -------              -------             ---------
                                    (AMOUNTS IN THOUSANDS)
Current Portion
  Federal              $ 7,120              $ 2,334              $  (491)
  State                    838                  333                  (70)
                       -------              -------              -------
          Total          7,958                2,667                 (561)
                       -------              -------              -------

Deferred
  Federal               (1,057)                (275)                 763
  State                   (124)                 (39)                 109
                       -------              -------              -------
          Total         (1,181)                (314)                 872
                       -------              -------              -------
                       $ 6,777              $ 2,353              $   311
                       =======              =======              =======

    The effective income tax rate differs from the statutory income tax rate as follows:


                                                         YEAR ENDED DECEMBER 31,
                                                    -------------------------------
                                                     2001         2000       1999
                                                    ------       ------      ------
Statutory income tax rate                            34.0%        35.0%       35.0%
State, net of federal benefit                         4.0          5.0         5.0
Goodwill                                              9.6         33.3       290.2
Non-deductible expenses and other                     3.0          5.1        15.4
                                                    ------       ------      ------
Effective tax rate                                   50.6%        78.4%      345.6%
                                                    ======       ======      ======

    The deferred tax assets and liabilities at December 31, 2001 and 2000 consist of the following:

                                                                       DECEMBER 31,
                                                               ---------------------------
                                                                2001                2000
                                                               -------             -------
                                                                     (DOLLARS IN THOUSANDS)
Deferred tax assets:
    Net operating loss carry forward                           $16,166             $   --
    Deferred revenue                                             7,061              3,610
    Employee benefits                                            1,235                566
    Accruals                                                     1,194                272
    Bad debt                                                     1,128                761
    Other                                                          537                 --
                                                               -------             ------
                                                                27,321              5,209
    Less: Valuation allowance                                       --                 --
                                                               -------             ------
Total deferred tax assets                                       27,321              5,209

Deferred Tax Liabilities:
    Amortization and depreciation                                1,070              2,006
    State tax                                                      162                 --
    Other                                                           --                115
                                                               -------             ------
Total deferred tax liabilities                                   1,232              2,121
                                                               -------             ------
Net deferred tax asset                                         $26,089             $3,088
                                                               =======             ======

    Net deferred tax assets of $21.0 million were recorded in 2001 as a result of the merger. As of December 31, 2001 the allocation of the purchase price was preliminary. The Company does not believe the difference between recorded values and the fair value ultimately assigned will be material.

    Based upon the Company's current and historical pretax earnings, management believes it is more likely than not that the Company will realize the benefit of its existing deferred tax assets. Management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income and accordingly, no valuation allowance has been recorded. However, there can be no assurance that the Company will generate any earnings or any specific level of continuing earnings in future years. Certain tax planning or other strategies could be implemented, if necessary, to supplement income from operations to fully realize recorded tax benefits.

    As of December 31, 2001, the Company has federal and state net operating loss carryforwards of approximately $43.5 million. Although these loss carryforwards are limited under Internal Revenue Code section 382, the Company anticipates full utilization of these loss carryforwards within the statutory time limits.

I. STOCKHOLDERS' EQUITY

Stock Repurchase Program

    On September 28, 2001, the Company's Board of Directors authorized the Company to purchase up to 1,000,000 shares of its common stock. Purchases may be made from time to time by the Company in the open market, in block purchases or in privately negotiated transactions. As of December 31, 2001, the Company has repurchased a total of 53,800 shares of common stock for $0.3 million at an average price of $6.30.

    On September 24, 2001, the Company issued to Fidelity a warrant to purchase 713,000 shares of the Company's Common Stock at $10 per share. The fair value of the warrant of $1.2 million was recorded as debt issuance cost and is being amortized over five years.

    In 2000, the Company declared and paid a dividend to Fidelity in the amount of $2.5 million.

J. EMPLOYEE BENEFIT PLANS

Employee Stock Purchase Plan

    In 2001, stockholders approved the adoption of an Employee Stock Purchase Plan ("ESPP"). Under the terms of the ESPP and subsequent amendments, eligible employees may voluntarily purchase, at current market prices, shares of the Company's common stock through payroll deductions. Pursuant to the ESPP, employees may contribute an amount between 5% and 15% of their base salary and certain commissions. The Company will contribute, on a quarterly basis, one year after eligible employees have contributed to the plan, as specified in the ESPP. Company contributions to the ESPP will start during the third quarter of 2002.

401(k) Profit Savings Plan

    The Company offers the Fidelity National Financial, Inc. 401(k) Profit Sharing Plan ("401(k) Plan"), a qualified voluntary contributory savings plan, available to substantially all FNIS employees. Eligible employees may contribute up to 15% of their pretax annual compensation, up to the amount allowed pursuant to the Internal Revenue Code. In 2001, the Company matched 50% of each dollar of employee contribution up to six percent of the employee's total compensation. The Company's cost for the 401(k) Plan for the years ended December 31, 2001 and 2000 was $0.4 million, $0.2 million respectively. There were no costs for the 401(k) plan in 1999.

Stock Option Plans

    The Company had a 1990 Stock Option Plan that reserved 15% of the then outstanding common stock for issuance. This plan was terminated upon adoption of the 1995 Stock Incentive Plan ("1995 Plan"). In 1999, the Company adopted and the shareholders approved the 1999 Stock Option Plan ("1999 Plan") at which time the 1995 Plan was also terminated. Each of the plans granted options to participants at the fair market value at that date and had vesting periods ranging from three to four years.

    In 2001, stockholders approved the adoption of the 2001 Stock Incentive Plan ("2001 Plan"). With the approval of the 2001 Plan, the 1999 Plan was terminated and, accordingly, there were no further grants under the 1999 Plan. The 2001 Plan authorized up to 3,300,000 shares of common stock, plus an additional 2,970,000 shares of common stock as part of an automatic annual increase as allowed throughout the life of the plan. The 2001 Plan provides for grants of "incentive stock options" as defined in Section 422 of the Internal Revenue Code of 1986, as amended, nonqualified stock options, rights to purchase shares of common stock ("Purchase Rights") and deferred shares. The term of options may not exceed 10 years from the date of grant (five years in the case of an incentive stock option granted to a person who owns or is deemed to own more than 10% of the total combined voting power of all classes of stock of the Company). The option exercise price for each share granted pursuant to an incentive stock option may not be less than 100% of the fair market value of a share of common stock at the time such option is granted (110% of fair value in the case of an incentive stock option granted to a person who owns more than 10% of the combined voting power of all classes of stock of the Company).

    Transactions under all stock option plans are as follows:

                                                                           WEIGHTED AVERAGE
                                                            SHARES          EXERCISE PRICE    EXERCISABLE
                                                           ---------       ----------------   -----------
Balance, December 31, 2000                                         -           $   -
Options assumed in Mergers and Share exchange                435,112            33.02
   Granted                                                 3,022,500             7.40
   Exercised                                                 (1,430)             5.46
   Cancelled                                               (126,273)            46.81
                                                           ---------
Balance, December 31, 2001                                 3,329,909           $ 9.25          1,494,694
                                                           =========

    The following table summarizes information related to stock options outstanding and exercisable as of December 31, 2001:



                                                   DECEMBER 31, 2001
----------------------------------------------------------------------------------------------------
                         OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
-------------------------------------------------------------------------   ------------------------
                                               WEIGHTED          WEIGHTED                   WEIGHTED
                                               AVERAGE           AVERAGE                     AVERAGE
   RANGE OF                  NUMBER            REMAINING         EXERCISE     NUMBER        EXERCISE
EXERCISE PRICES             OF SHARES       CONTRACTUAL LIFE      PRICE      OF SHARES       PRICE
---------------             ---------       ----------------    ---------    ---------     ----------
$ 1.17 -  12.46              3,095,349           9.60              $7.41     1,265,134        $7.48
 14.91 -  26.25                 57,062           7.24              17.62        57,062        17.62
 28.00 -  42.00                111,506           7.33              30.65       111,506        30.65
 42.84 -  56.00                 52,653           5.87              49.16        52,653        49.16
 57.75 -  79.66                 13,339           4.06              63.65        13,339        63.65
                             ---------           ----              -----     ---------       ------
$ 0.00 -  79.66              3,329,909           9.40              $9.25     1,499,694       $11.55
                             =========           ====              =====     =========       ======

    In addition, the Company has granted warrants for the purchase of common stock outside of the plans to Fidelity, other consultants and certain debt and equity holders as follows.

                                                                         WEIGHTED AVERAGE
                                                          SHARES          EXERCISE PRICE      EXERCISABLE
                                                         --------        ----------------     -----------
Balance, December 31, 2000                                     --            $     --                --
Warrants assumed in Mergers and Share exchange........    169,008               31.42
   Granted............................................    713,000               10.00
   Exercised..........................................         --                  --
   Cancelled..........................................         --                  --
                                                         --------
Balance, December 31, 2001............................    882,008            $  14.10           882,008
                                                         ========

    The following table summarizes information related to warrants outstanding and exercisable as of December 31, 2001:


                                                   DECEMBER 31, 2001
----------------------------------------------------------------------------------------------------
                         WARRANTS OUTSTANDING                                WARRANTS EXERCISABLE
-------------------------------------------------------------------------   ------------------------
                                               WEIGHTED          WEIGHTED                   WEIGHTED
                                               AVERAGE           AVERAGE                     AVERAGE
   RANGE OF                  NUMBER            REMAINING         EXERCISE     NUMBER        EXERCISE
EXERCISE PRICES             OF SHARES       CONTRACTUAL LIFE      PRICE      OF SHARES       PRICE
---------------             ---------       ----------------     ---------   ---------      ---------
$ 0.00 -  14.00              776,724             4.37              $10.06    776,724          $10.06
 14.01 -  28.00               50,973             6.24               18.79     50,973           18.79
 28.01 -  42.00                7,525             7.02               36.89      7,525           36.89
 70.00 -  84.00               46,786             1.51               72.45     46,786           72.45
                            --------          -------            --------    -------        --------
$ 0.00 -  84.00              882,008             4.34              $14.10    882,008          $14.10
                            ========          =======            ========    =======        ========


     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("Opinion 25") and related Interpretations in accounting for its employee stock options. As discussed below, in management's opinion, the alternative fair value accounting provided for under Statement of Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") requires use of option valuation models that were not developed for use in valuing employee stock options. Under Opinion 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

   The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that do not have vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the value of an estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

    Pro forma information regarding net earnings and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions. The risk free interest rates used in the calculation is the rate on the date the options were granted. The risk free interest rate used for options granted during 2001 was 4.33%. A volatility factor for the expected market price of the common stock of 78.46% was used for options granted in 2001 with no expected dividend yield. A weighted average expected life of 5 years was used for 2001. The weighted average fair value of each option granted during 2001 was $4.88.

    For purpose of pro forma disclosures, the estimated fair value of the options is amortized into expense over the options' vesting period. The Company's pro forma information follows:

                                                                       YEAR ENDED
                                                                      DECEMBER 31,
                                                                          2001
                                                                     -------------
                                                                      (DOLLARS IN
                                                                       THOUSANDS)
Pro forma net earnings...........................................      $3,483
Pro forma earnings per share:
  Basic..........................................................       $0.17
  Diluted........................................................       $0.17

K.  SEGMENT INFORMATION

    In connection with the business combination with Fidelity in August 2001, the Company was reorganized into three segments: Lender Services, Professional Services and Corporate and other. Lender Services provides a variety of real estate related services associated with the closing of real estate transactions, which include credit reports, flood compliance, automated valuation and appraisals, real estate tax services, environmental risk information and other products and services that utilize real estate database information. Professional Services provides hardware and software solutions and data services to real estate professionals. Corporate operations include certain financing and other general corporate expenses.

    As of and for the year ended December 31, 2001 (dollars in thousands):



                                                       LENDER     PROFESSIONAL    CORPORATE
                                                      SERVICES      SERVICES      AND OTHER        TOTAL
                                                      --------    ------------    ---------      ---------
Revenue........................................       $152,858       $29,576       $     6        $182,440
Depreciation and amortization..................          5,130         2,548             -           7,678
Interest expense...............................             34            40           635             709
Income taxes (benefit).........................          8,500           604        (2,327)          6,777
Net earnings (loss)............................          8,265           588        (2,230)          6,623
Assets.........................................        111,052        81,658         6,313         199,496


    As of and for the year ended December 31, 2000 (dollars in thousands):


                                                       LENDER     PROFESSIONAL    CORPORATE
                                                      SERVICES      SERVICES      AND OTHER        TOTAL
                                                      --------    ------------    ---------      ---------
Revenue........................................        $88,641             -             -        $88,641
Depreciation and amortization..................          4,965             -             -          4,965
Interest expense...............................              -             -             -              -
Income taxes ..................................          2,353             -             -          2,353
Net earnings...................................            647             -             -            647
Assets.........................................         69,472             -             -         69,472


    As of and for the year ended December 31, 1999 (dollars in thousands):


                                                       LENDER     PROFESSIONAL    CORPORATE
                                                      SERVICES      SERVICES      AND OTHER        TOTAL
                                                      --------    ------------    ---------      ---------
Revenue........................................        $39,358             -             -        $39,358
Depreciation and amortization..................          1,449             -             -          1,449
Interest expense...............................              -             -             -              -
Income taxes...................................            311             -             -            311
Net loss.......................................           (221)            -                         (221)
Assets.........................................         21,091             -             -         21,091


    The accounting policies of the segments are the same as those described in Note C. Sales between segments or transfers that occurred in the ordinary course of operations have been eliminated from the segment information provided.

L.  RECENT ACCOUNTING PRONOUNCEMENTS

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

    SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. Existing goodwill will continue to be amortized through the remainder of 2001 at which time amortization will cease and the Company will perform a transitional goodwill impairment test. SFAS No. 142 is effective for fiscal periods beginning after December 15, 2001. The Company is currently evaluating the impact of the new accounting standards on existing goodwill and other intangible assets. While the ultimate impact of the new accounting standards has yet to be determined, goodwill amortization expense for the year ended December 31, 2001 was $3.4 million.

    Effective July 1, 2001, the Company adopted provisions of Statement of Financial Accounting Standards SFAS No. 141 and certain provisions of SFAS No. 142 as required for goodwill and intangible assets resulting from business combinations consummated after June 30, 2001.

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

M.  RELATED PARTY TRANSACTIONS

    Included in other operating expense in 2001 are $0.5 million and $5.7 million paid to two related parties, Fidelity and Micro General Corporation, Inc. ("Micro General") (a majority-owned subsidiary of Fidelity), respectively. The amounts paid to Fidelity were for executive and general management, accounting, legal and administrative services provided to the Company under an agreement entered into on August 1, 2001. Annual fees under the agreement with Fidelity are $1.3 million. The amounts paid to Micro General were for information technology and business communication services provided under an agreement entered into and effective August 2, 2001. The agreements with Fidelity and Micro General are for one and three year terms respectively. Fees for the services provide in the agreements are based on estimated time incurred to perform each of the functions and the estimated personnel costs for the function performed, plus in the case of Micro General, a profit margin.

    The Company recorded interest expense in the amount of $0.7 million in connection with the secured revolving credit facility with Fidelity for the year ended December 31, 2001.

    Included in Revenue in 2001 are $1.0 million for sales of data and other products and services to Fidelity.

    As of December 31, 2001 the net amount owed to Fidelity and Micro General in connection with the above transactions was $0.5 million and $0.4 million respectively.

    In 2000 the company received referrals from Fidelity and refers customers to Fidelity. During 2000 the Company received $1.4 million in commission income from referrals to related parties and paid $0.6 million for referrals from related parties. Prior to 2000, the Company was not compensated for any referrals.

    Amounts due from related parties at December 31, 2000 were $5.7 million and relate primarily to amounts under cost reimbursement and tax allocation agreements and advances to affiliates. The cost reimbursement and tax allocation agreements have been superseded by the management support services agreement with Fidelity entered into on August 1, 2001.

    Through the acquisition of Chicago Credit, the Company had a related party note payable to Chicago Title in the amount of $1.1 million as of December 31, 2000. Such note payable originated in 1995 and bears interest at the prime rate plus one percent. The note was repaid in 2001.

    In September 2000, IDM entered into a lease for office space with its then-sole shareholder for $60,000 annually. The sole shareholder was a private individual who sold IDM to Fidelity in January 2001. Prior to September 2000, the lease expense was borne by the sole shareholder.

    IDM entered into several transactions with IDM-Manila, a Philippines company partially owned by the former owner of IDM. IDM-Manila converts data into requested formats as instructed by IDM. Additionally, IDM contracts with IDM-Manila to maintain the Lexis-Nexis database. During 2001 and 2000, IDM paid to IDM-Manila approximately $1.7 million and $1.6 million respectively for data entry. The fee is based on the number of records converted.

N.  SUBSEQUENT EVENT

    On January 2, 2002, the Company acquired ISDI.NET, LLC ("ISDI"), a technology, systems integration and consulting firm, in exchange for 275,000 shares of the Company's Common Stock and $1.1 million in cash. Prior to the acquisition, the Company advanced to ISDI $1.1 million, which is included in Other Assets as of December 31, 2001.

    On March 25, 2002, the Company sold its Environmental Risk Management Solutions business for $15.5 million in cash. Proceeds from the sale were used to pay down the $12.6 million balance then outstanding under our revolving credit agreement with Fidelity. The remaining proceeds of $2.9 million were added to general working capital.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEMS 10 THROUGH 13.

    Within 120 days after the close of its fiscal year, the Company intends to file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 as amended, which will include the election of directors, the report of compensation committee on annual compensation, certain relationships and related transactions and other business.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    FINANCIAL STATEMENTS. The following is a list of the Consolidated Financial Statements of Fidelity National Information Solutions, Inc. and its subsidiaries included in Item 8 of Part II:


Independent Auditors' Report

Consolidated Balance Sheets as of December 31, 2001 and 2000

Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999

Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999


Notes to Consolidated Financial Statements

    All other schedules are omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

    The following exhibits are incorporated by reference or are set forth on pages to this Form 10-K:

Exhibit
Number                       Description
--------                     -----------
3.1       Amended and Restated Certificate of Incorporation of the Company

3.2       Restated By-Laws of the Company, as amended to date

3.3 Agreement and Plan of Reorganization and Merger, dated April 12, 2001, by and among the Company, Fidelity National Financial, Inc., and Chicago Title and Trust Company

10.3      Geographic Underwriting System Agreement among ISO Commercial Risk
          Services, Inc. and ISO Telecommunications, Inc. and the Company, dated
          June 3, 1991

10.4      Supplement to Joint Service Agreement dated February 5, 1996 between
          Insurance Services Office, Inc. and the Company

10.6      Office Building Lease modification dated March 9, 1997 by and between
          The Shidler Group and the Company

10.7      1995 Stock Incentive Plan

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

10.26     Employment Agreement with Thomas R. Gay dated February 28, 1995

10.42     1999 VISTA Stock Option Plan

10.43     Agreement for Purchase and Sale of Assets with Moore North America,
          Inc. as of July 28, 1999, as amended

10.49     Revolving Credit and Security Agreement, dated as of September 24,
          2001, by and between the Company and Fidelity National Financial, Inc.

10.50     Revolving Promissory Note, dated September 24, 2001, issued by the
          Company in favor of Fidelity National Financial, Inc.

10.51     Purchase Warrant issued by the Company to Fidelity National Financial, Inc.

10.52 Confidential Settlement Agreement and Release, dated August 2000, between, inter alia, Moore North America, Inc. and Howard Latham

10.53 Employee Services Agreement, dated August 1, 2001, between the Company and Fidelity National Management Services, LLC

10.54 Management and Support Services Agreement dated August 1, 2001, between the Company and Fidelity National Financial, Inc.

10.55     System Development, Maintenance and Information Technology Services
          Agreement, dated August 2, 2001, between the Company and Micro General
          Corporation

10.56 Confidential Settlement Agreement and General Release of All Claims, dated August 14, 2001, between the Company and Howard Latham

10.57     Asset Purchase Agreement, dated as of October 25, 2002, between the
          Company and Homeseekers.com, Inc.

10.58     Asset Purchase Agreement, dated as of November 2, 2001, among the
          Company, ISDI.NET, LLC and the Members of ISDI.NET, LLC

10.59 Strategic Alliance Agreement, dated as of October __, 2001, between the Company and LexisNexis, a division of Reed Elsevier, Inc.

10.60 Agreement for the Sale and Purchase of Stock, dated October 10, 2001, between the Company and Fidelity National Financial, Inc.

21.0      Subsidiaries of the Registrant

23.0      Consent of KPMG LLP


    REPORTS ON FORM 8-K. The Company filed no reports on Form 8-K during the quarter ending December 31, 2001 as follows:

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   FIDELITY NATIONAL INFORMATION SOLUTIONS, INC.

                                   By: /s/ PATRICK F. STONE
                                       -----------------------------------------
                                           Patrick F. Stone
                                           Chief Executive Officer



Date: March 29, 2002

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


              SIGNATURE                                   TITLE                                   DATE
              ---------                                   -----                                   ----
/s/      WILLIAM P. FOLEY, II                     Chairman of the Board                       March 29, 2002
--------------------------------------
         William P. Foley, II


/s/       PATRICK F. STONE                       Chief Executive Officer and                  March 29, 2002
--------------------------------------                     Director
          Patrick F. Stone                       (Principal Executive Officer)


/s/        WILLIE D. DAVIS                                 Director                           March 29, 2002
--------------------------------------
           Willie D. Davis


/s/      RICHARD J. FREEMAN                                Director                           March 29, 2002
--------------------------------------
         Richard J. Freeman


/s/         EARL GALLEGOS                                  Director                           March 29, 2002
--------------------------------------
            Earl Gallegos


/s/         BRADLEY INMAN                                  Director                           March 29, 2002
--------------------------------------
            Bradley Inman


/s/       CARY H. THOMPSON                                 Director                           March 29, 2002
--------------------------------------
          Cary H. Thompson


/s/        NEIL A. JOHNSON                    Executive Vice President and                    March 29, 2002
--------------------------------------           Chief Financial Officer
           Neil A. Johnson                        (Principal Financial
                                                 and Accounting Officer)


                                  EXHIBIT INDEX

                  FIDELITY NATIONAL INFORMATION SOLUTIONS, INC.
                         EXHIBIT INDEX TO ANNUAL REPORT
                                  ON FORM 10-K

                            For the Fiscal Year Ended
                                December 31, 2001


Exhibit
Number                  Description                                  Method of Filing               Page No.
--------                -----------                                  ----------------               --------
3.1      Amended and Restated Certificate of             Incorporated by reference to the
         Incorporation of the Company                    exhibits to the Company's Definitive
                                                         Proxy Statement for the Annual Meeting
                                                         of Stockholders held July 30, 2001

3.2      Restated By-Laws of the Company, as             Incorporated by reference to the
         amended to date                                 exhibits to the Company's Definitive
                                                         Proxy Statement for the Special Meeting
                                                         of Shareholders held March 17, 1998

3.3      Agreement and Plan of Reorganization and        Incorporated by reference to the
         Merger, dated April 12, 2001, by and            exhibits to the Company's Quarterly
         among the Company, Fidelity National            Report on Form 10-Q for the period
         Financial, Inc., and Chicago Title and          ended June 30, 2001
         Trust Company

10.3     Geographic Underwriting System Agreement        Incorporated by reference to the
         among ISO Commercial Risk Services, Inc.        Company's Registration Statement on
         and ISO Telecommunications, Inc. and the        Form 10
         Company, dated June 3, 1991

10.4     Supplement to Joint Service Agreement           Incorporated by reference to the
         dated February 5, 1996 between Insurance        Company's Annual Report on Form 10-K
         Services Office, Inc. and the Company           for the period ended December 31, 1995

10.6     Office Building Lease modification dated        Incorporated by reference to the
         March 9, 1997 by and between The Shidler        Company's Annual Report on Form 10-K
         Group and the Company                           for the period ended December 31, 1996

10.7     1995 Stock Incentive Plan                       Incorporated by reference to the
                                                         Company's Registration Statement on
                                                         Form S-8 (File No. 333-09417).

10.8     Geographic Underwriting System Joint            Incorporated by reference to the
         Service Agreement between Insurance             Company's Annual Report on Form 10-KSB
         Services Offices, Inc. and the Company,         for the fiscal year ended June 30, 1993
         dated October 1, 1992



Exhibit
Number                  Description                                  Method of Filing               Page No.
--------                -----------                                  ----------------               --------

10.9     Agreement for Services between Insurance        Incorporated by reference to the
         Services Office, Inc. and the Company           Company's Annual Report on Form 10-KSB
         dated August 28, 1992                           the fiscal year ended June 30, 1993

10.21    Addendum One to Geographic Underwriting         Incorporated by reference to the
         System Joint Service Agreement between          Company's Annual Report on Form 10-KSB
         Insurance Services Offices, Inc. and the        for the transition period ended
         Company, dated January 21, 1994                 December 31, 1993

10.26    Employment Agreement with Thomas R. Gay         Incorporated by reference to the
         dated February 28, 1995                         Company's Annual Report on Form 10-K
                                                         for the period ended December 31, 1994

10.42    1999 VISTA Stock Option Plan                    Incorporated by reference to the
                                                         Company's Annual Report on Form 10-KSB
                                                         for the year ended December 31, 1999

10.43    Agreement for Purchase and Sale of Assets       Incorporated by reference to the
         with Moore North America, Inc. as of July       Company's Current Report on Form 8-K
         28, 1999, as amended                            filed January 3, 2000

10.49    Revolving Credit and Security Agreement,        Incorporated by reference to the
         dated as of September 24, 2001, by and          exhibits to Company's Quarterly Report
         between the Company and Fidelity National       on Form 10-Q for the period ended
         Financial, Inc.                                 September 30, 2001

10.50    Revolving Promissory Note, dated                Incorporated by reference to the
         September 24, 2001, issued by the Company       exhibits to Company's Quarterly Report
         in favor of Fidelity National Financial,        on Form 10-Q for the period ended
         Inc.                                            September 30, 2001

10.51    Purchase Warrant issued by the Company to       Incorporated by reference to the
         Fidelity National Financial, Inc.               exhibits to Company's Quarterly Report
                                                         on Form 10-Q for the period ended
                                                         September 30, 2001

10.52    Confidential Settlement Agreement and           Filed herewith
         Release, dated August 2000, between,
         inter alia, Moore North America,  Inc. and
         Howard Latham

10.53    Employee Services Agreement; dated August 1,    Filed herewith
         2001, between the Company and Fidelity National
         Management Services, LLC

10.54    Management and Support Services Agreement,      Filed herewith
         dated August 1, 2001, between the Company
         and Fidelity National Financial, Inc.

10.55    System Development, Maintenance and             Filed herewith
         Information Technology Services
         Agreement, dated August 2, 2001, between
         the Company and Micro General Corporation

10.56    Confidential Settlement Agreement and           Filed herewith
         General Release of All Claims, dated
         August 14, 2001, between the Company


Exhibit
Number                  Description                                  Method of Filing               Page No.
--------                -----------                                  ----------------               --------
         and Howard Latham


10.57    Asset Purchase Agreement, dated as of           Filed herewith
         October 25, 2002, between the Company and
         Homeseekers.com, Inc.

10.58    Asset Purchase Agreement, dated as of           Filed herewith
         November 2, 2001, among the Company,
         ISDI.NET,  LLC and the Members of
         ISDI.NET, LLC

10.59    Strategic Alliance Agreement, dated as of       Filed herewith
         October __, 2001, between the Company and
         LexisNexis, a division of Reed Elsevier,
         Inc.

10.60    Agreement for the Sale and Purchase of          Filed herewith
         Stock, dated October 10, 2001, between
         the Company and Fidelity National
         Financial, Inc.

21.0     Subsidiaries of the Registrant                  Filed herewith

23.0     Consent of KPMG LLP                             Filed herewith