Form 10-K/A
period 2001-12-31
FIDELITY NATIONAL INFORMATION SOLUTIONS INC
filed 2002-04-30
CIK 888793

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

          (Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For the Fiscal Year Ended December 31, 2001

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

Commission File No. 0-20312

FIDELITY NATIONAL INFORMATION

SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-1293754

(State or other jurisdiction	(I.R.S. Employer

of incorporation or organization)	Identification No.)

4050 Calle Real

Santa Barbara, California 93110	(805) 696-7000

(Address of principal executive offices,	(Registrant’s telephone number,

including zip code)	including area code)

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange

Title of each class	on which registered

Common Stock, $.001 par value	NASDAQ

Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.

         As of April 23, 2002, 24,617,198 shares of Common Stock ($.001 par value) were outstanding, and the aggregate market value of the shares of the Common Stock held by non-affiliates of the registrant was $100,738,568.

PART III
ITEM 10. DIRECTORS AND THE EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11. EXECUTIVE COMPENSATION
PERFORMANCE GRAPH
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
PRINCIPAL STOCKHOLDERS
SECURITY OWNERSHIP OF MANAGEMENT
Item 13. Certain Relationships and Related Transactions
SIGNATURES
EXHIBIT 10.61
EXHIBIT 10.62
EXHIBIT 10.63

PART III

ITEM 10. DIRECTORS AND THE EXECUTIVE OFFICERS OF THE REGISTRANT

The names of the director nominees, all directors, and all executive officers, and certain information about them, are set forth below.

NAME	AGE	PRINCIPAL OCCUPATION	DIRECTOR SINCE

William P. Foley II	57	Director and Chairman of the Board	2001

Willie D. Davis	67	Director	2001

Richard J. Freeman	49	Director	1996

Earl Gallegos	43	Director	1998

Bradley J. Inman	49	Director	2001

Patrick F. Stone	54	Director and Chief Executive Officer	2001

Cary H. Thompson	45	Director	2001

Eric D. Swenson	42	President and Chief Operating Officer	N/A

Neil A. Johnson	62	EVP and Chief Financial Officer	N/A

         Willie D. Davis has served as a director of the Company since August 2001. Since 1976 he has served as President and a director of All-Pro Broadcasting, Inc., a holding company that operates several radio stations. Mr. Davis currently also serves on the board of directors of Checkers Drive-In Restaurants, Inc.; Sara Lee Corporation; K-Mart Corporation; Dow Chemical Company; Metro-Goldwyn-Mayer Inc.; MGM MIRAGE; Alliance Bank; Johnson Controls; WICOR, Inc.; Bassett Furniture Industries, Incorporated; and Strong Fund.

         William P. Foley has served as Chairman of the Board of the Company since August 2001. Mr. Foley is also Chairman of the Board and Chief Executive Officer of Fidelity National Financial, Inc. and is also currently serving as Chairman of the Board of CKE Restaurants, Inc. Additionally, he is Co-Chairman of the Board of Directors of Micro General Corporation and a director of American National Financial, Inc. and Checkers Drive-In Restaurants, Inc.

         Richard J. Freeman has served as a director since October 1996. Mr. Freeman is Managing Director of Century Capital Management, Inc. For the past 27 years Mr. Freeman has held various investment management positions with Kemper Financial Services, First Chicago Corp., Metropolitan Life Insurance Company and the State of Michigan Insurance Bureau and Treasury Department.

         Earl Gallegos has served as a director since January 1998. Mr. Gallegos is the founder and principal of Earl Gallegos Management, a consulting firm specializing in the development and implementation of data processing systems and insurance operations.

         Bradley Inman has served as a director of the Company since August 2001. He helped found HomeGain.com in April 1999, an online service that provides resources to assist residential home sellers, and has served as the Chief Executive Officer and a director of HomeGain since its formation. Mr. Inman also has owned and operated Inman News Features, a real estate news service which delivers real estate stories to newspapers and Web sites since 1983. Mr. Inman also serves as a director of BRIDGE Housing Corp., a leading nonprofit housing developer. Mr. Inman serves as chairman of the MSN HomeAdvisor Advisory Group, a free comprehensive guide to finding homes and loans on the internet.

         Neil A. Johnson has served as Executive Vice President and Chief Financial Officer of the Company since its formation on August 1, 2001. He previously served as Senior Vice President, Finance and Administration and Chief Financial Officer of the predecessor company, Vista Information Solutions, Inc., since July 1999. Earlier he was Senior Vice President and Chief Financial Officer of MaxServ, Inc., a networking technology and information services company since March 1994, including the period from April 1997 to 1999 after MaxServ, Inc., was acquired by Sears Roebuck and Co. Mr. Johnson has a BBA in accounting from Texas Tech University. He is a CPA and has been appointed as an arbitrator for the NASD and the American Arbitration Association.

         Patrick F. Stone has served as Chief Executive Officer since January 1, 2002 and has been a director of the Company since August 2001. Mr. Stone is the President of Fidelity National Financial, Inc. ("Fidelity"), having served in that capacity since March 2000, and served as Fidelity’s Chief Operating Officer from March 1997 through January 2002. From May 1995 through March 1997 he was an executive vice president of Fidelity and President of Fidelity National Title Insurance Company and four other underwriter subsidiaries of Fidelity.

         Eric D. Swenson has served as the President and Chief Operating Officer of the company since August 1, 2001. He previously served as an Executive Vice President of Fidelity National Financial, Inc. Prior to the merger of Fidelity National Financial, Inc. and Chicago Title Corporation in March 2000, Mr. Swenson served as Senior Vice President and Managing Director — Southern California of Chicago Title Corporation. Mr. Swenson joined Chicago Title Corporation in 1995.

         Cary H. Thompson has served as a director of the Company since August 2001. Mr. Thompson is a Senior Managing Director with Bear Stearns & Co., Inc., and the head of that firm’s Los Angeles investment banking office. Since 1992, Mr. Thompson has served as a director of Fidelity National Financial, Inc. From 1996 to 1999, he served as Chief Executive Officer of Aames Financial Corporation, and continues to serve on the Aames board of directors. He also serves on the board of directors of SonicWall, Inc.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

                  Section 16 of the Exchange Act of 1934, as amended, requires the Company’s executive officers and directors to file reports of their ownership, and changes in ownership, of such securities with the SEC. Executive officers and directors are required by the SEC’s regulations to furnish the Company with copies of all forms they file pursuant to Section 16 and the Company is required to report any failure of its directors and executive officers to file by the relevant due date any of these reports during fiscal year 2001. Based solely upon a review of the copies of reports received by it, the Company believes that all such filing requirements were satisfied except that Raymond Ferrarin, Christopher McCreary and Mark Sennott, who were Section 16 reporting persons during 2001 but no longer are reporting persons or executive officers, each filed one late report.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

         The following Summary Compensation Table shows compensation paid by the Company for services rendered during fiscal years 2001, 2000 and 1999 for the Company’s Chief Executive Officer and the four most highly compensated current executive officers whose salary and bonus exceeded $100,000 in 2001.

SUMMARY COMPENSATION TABLE

			Annual Compensation			Long-Term Compensation

						Restricted	Securities	All
					Other Annual	Stock	Underlying	Other
	Fiscal		Salary	Bonus	Compensation	Awards	Options	Compensation
Name and Title	Year		($) (1)	($) (2)	($)(4)	($)	(#) (5)	($) (6) (3)

William P. Foley II	2001	(8)	—	—	—	—	1,000,000	—
Chairman, Chief	2000		—	—	—	—	—	—
Executive Officer	1999		—	—	—	—	—	—

Howard Latham	2001	(7)	154,935	30,000	3,500	—	—	174,625
Chief Executive Officer	2000		181,269	60,000	3,000	—	34,287	5,800
	1999		—	—	—	—	5,715	—

Eric Swenson	2001	(9)	125,907	210,590	6,000	—	160,000	6,184
President, Chief Operating	2000		—		—	—	—	—
Officer	1999		—	—	—	—	—	—

Neil A. Johnson	2001		210,521	150,000	—	—	60,000	5,800
Executive Vice President,	2000		200,021	100,000	—	—	15,715	5,800
Chief Financial Officer	1999		91,676	45,838	—	—	14,286	—

Mark Sennott	2001	(9)	94,808	675,775	—	—	75,000	2,136
Executive Vice President	2000		—	—	—	—	—	—
	1999		—	—	—	—	—	—

Raymond Ferrarin	2001	(9)	71,042	215,071	—	—	40,000	4,271
Executive Vice President	2000		—		—	—	—	—
	1999		—	—	—	—	—	—

(1)	Amounts shown for the indicated fiscal year include amounts deferred at the election of the named executive officer pursuant to the Company’s 401(k) plan.

(2)	Bonuses were awarded during the year following the year to which the bonuses relate, based on an evaluation by the Compensation Committee of the Board of Directors.

(3)	Amount in 2001 shown for Mr. Latham includes (i) $74,658 paid on behalf of Fidelity National Financial, Inc. as described in Item 13 in the section, “Other Related Party Transactions” and (ii) severance payments of $94,167 in accordance with his employment agreement as described in the “Employment Agreements” section at Item 13.

(4)	Amounts shown for Mr. Latham includes the costs of an automobile allowance of $3,500 and $3,000 for 2001 and 2000, respectively. Amounts shown for Mr. Swenson included the cost of an automobile allowance of $6,000.

(5)	The number of securities underlying options has been adjusted to reflect all stock splits.

(6)	Amounts shown for fiscal 2001 consist of the following: (i) Mr. Latham: Company contribution to 401(k) Plan — $4,800, Profit Sharing — $1,000; (ii) Mr. Swenson: Company contribution to 401(k) Plan — $5,769, Company paid life insurance premiums — $415; (iii) Mr. Johnson: Company contribution to 401(k) Plan — $4,800, Profit Sharing — $1,000; (iv) Mr. Sennott: Company contribution to 401(k) Plan — $2,003, Company paid life insurance premiums — $133, and (v) Mr. Ferrarin: Company contribution to 401(k) Plan — $4,181, Company paid life insurance premiums — $90. Amounts shown for fiscal 2000 consist of the following: (i) Mr. Latham: Company contribution to 401(k) Plan — $4,800, Profit Sharing — $1,000, and (ii) Mr. Johnson: Company contribution to 401(k) Plan — $4,800, Profit Sharing — $1,000.

(7)	Mr. Latham was Chief Executive Officer of the Company from January 1, 2001 to July 31, 2001.

(8)	Mr. Foley became Chief Executive Officer of the Company on August 1, 2001 (date of business combination with Fidelity National Financial, Inc.). See Item 13.

(9)	Amounts listed under Annual Compensation are from August 1, 2001 (date of business combination with Fidelity National Financial, Inc.) through December 31, 2001. See Item 13.

OPTION GRANTS

         The following table provides information as to options to purchase common stock granted to the named individuals during 2001 pursuant to the Company’s 2001 Stock Incentive Plan. The Company does not currently grant stock appreciation rights to officers or directors.

STOCK OPTION GRANTS IN LAST FISCAL YEAR

	Individual Grants

							Potential Realizable Value at
	Number Of						Assumed Annual Rates of
	Securities		Percentage of				Stock Price Appreciation
	Underlying		Total Options	Exercise or			for Option Term (2)
	Options		Granted to	Base Price
	Granted		Employees in	($/share)		Expiration	5%	10%
Name	(#)		Fiscal Year			Date	($)	($)

William P. Foley II	750,000	(3)		$7.11	(1)	08/03/11	$3,359,475	$8,478,675
	250,000	(3)		$8.49	(1)	11/21/11	$1,337,175	$3,374,775

	1,000,000		33.1%

Howard Latham	0		0.0%	$0.00			$0	$0

Eric Swenson	150,000	(3)		$7.11	(1)	08/03/11	$671,895	$1,695,735
	10,000	(3)		$8.49	(1)	11/21/11	$53,487	$134,991

	160,000		5.3%

Neil A. Johnson	50,000	(3)		$7.11	(1)	08/03/11	$223,965	$565,245
	10,000	(3)		$8.49	(1)	11/21/11	$53,487	$134,991

	60,000		2.0%

Mark Sennott	75,000	(3)	2.5%	$7.11	(1)	08/03/11	$335,948	$847,868

Raymond Ferrarin	40,000	(3)	1.3%	$7.11	(1)	08/03/11	$179,172	$452,196

(1)	The fair market value of the Company’s Common Stock on the date of grant.

(2)	These are assumed rates of appreciation, and are not intended to forecast future appreciation of the Company’s Common Stock.

(3)	Nonqualified stock options.

Option Exercises and Fiscal Year-End Values

         The following table summarizes information regarding exercises of stock options by the named individuals during 2001 and unexercised options held by them as of December 31, 2001.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION VALUES

	Number of	Value of Unexercised
	Unexercised Options	In-the-Money Options
	at December 31, 2001	at December 31, 2001
	(#)	($)
	Exercisable/	Exercisable/
	Unexercisable (1) (2)	Unexercisable (1) (2)

William P. Foley II	500,000/500,000	$1,367,500/$1,367,500

Howard L. Latham	40,002/—	$—/$—

Eric Swenson	53,334/106,666	$159,668/$319,332

Neil A. Johnson	50,002/39,999	$57,002/$113,998

Mark Sennott	25,000/50,000	$77,000/$154,000

Raymond Ferrarin	13,334/26,666	$41,069/$82,131

         In accordance with the rules of the Securities and Exchange Commission, values are calculated by subtracting the exercise price from the fair market value of the underlying Common Stock. For purposes of this table, the fair market value is deemed to be $10.19, the closing price of the Common Stock of FNIS reported by NASDAQ on December 31, 2001.

(1)	Number of exercisable shares and corresponding values relate to options granted under the 1999 and 2001 Stock Option Plans. The exercise price varies based upon the market price at the time of grant. The value of unexercised options at year-end is calculated as the difference between the market value of the underlying security, $10.19 per share, and the exercise price of the option at year-end. The exercise prices of the options at year-end were as follows: (i) Mr. Foley — options to purchase 750,000 shares at $7.11 per share, options to purchase 250,000 shares at $8.49 per share under the 2001 Stock Option Plan; (ii) Mr. Latham — options to purchase 5,715 shares at $28.00 per share, options to purchase 1,429 shares at $28.00 per share, options to purchase 4,286 shares at $21.00 per share, options to purchase 28,572 shares at $14.91 per share under the 1999 Stock Option Plan; (iii) Mr. Swenson — options to purchase 150,000 shares at $7.11 per share, options to purchase 10,000 shares at $8.49 per share under the 2001 Stock Option Plan; (iv) Mr. Johnson — options to purchase 14,286 shares at $28.00 per share, options to purchase 1,429 shares at $28.00 per share, options to purchase 14,286 at $10.92 per share under the 1999 Stock Option Plan; options to purchase 50,000 shares at

$7.11 per share, options to purchase 10,000 shares at $8.49 per share under the 2001 Stock Option Plan; (v) Mr. Sennott — options to purchase 75,000 options at $7.11 under the 2001 Stock Option Plan; and (vi) Mr. Ferrarin — options to purchase 40,000 shares at $7.11 per share under the 2001 Stock Option Plan.

(2)	Number of unexercisable shares and corresponding value relate to options granted under the Company’s 1999 and 2001 Stock Option Plans. The value of these unexercisable options represents the difference between the year-end market value of the underlying security of $10.19 per share and the option grant price.

DIRECTOR COMPENSATION

         Directors who are not employees of the Company receive an annual retainer of $5,000 and $2,500 per Board of Directors meeting attended, plus reimbursement of reasonable expenses. Committee members receive $1,000, and the Chairman received $1,500 for every committee meeting attended. Directors who are employees of the Company do not receive any compensation for acting as directors, except for reimbursement of reasonable expenses, if any, for Board meeting attendance.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         From January 1, 2001 through July 31, 2001, the Compensation Committee consisted of Messrs. Thomas R. Gay, Patrick A. Rivelli and Jay D. Seid. From August 1, 2001 through December 31, 2001, Messrs. Cary H. Thompson, Willie D. Davis and Bradley J. Inman served on the Compensation Committee. The Compensation Committee is currently composed of three independent directors. During fiscal 2001, no member of the Compensation Committee was a former or current officer or employee of the Company or any of its subsidiaries. In addition, during that year, no executive officer of the Company served (i) as a member of the compensation committee or board of directors of another entity, one of whose executive officers served on the Compensation Committee, or (ii) as a member of the compensation committee of another entity, one of whose executive officers served on the Board of Directors.

REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

General

         The Compensation Committee of the Board of Directors is responsible for establishing and administering the policies that govern executive compensation and benefit practices. The Compensation Committee evaluates the performance of the executive officers and determines their compensation levels in terms of salary, annual bonus and related benefits, all subject to Board approval. The Compensation Committee has access to independent data for use in assessing levels of compensation for officers of the Company.

Compensation Philosophy

         The Company’s executive compensation programs are designed to (i) provide levels of compensation that integrate pay and incentive plans with the Company’s strategic goals, so as to align the interests of executive management with the long-term interests of the stockholders; (ii) motivate Company executives to achieve the strategic business goals of the Company and to recognize their individual contributions; and (iii) provide compensation opportunities which are competitive to those offered by other national real-estate related data, solutions and services companies and other corporations similar in size and performance. Although the exact identity of the corporations surveyed varies, these generally include real-estate related companies and other corporations equal to or larger than the Company. The Compensation Committee believes that the components of executive compensation should include base salary, annual cash bonus, stock option grants and other benefits and should be linked to individual and Company performance. With regard to the Company’s performance, the measures used for determining appropriate levels of compensation for executive officers include the Company’s national market share, net margin, quality of service, meeting strategic goals within the current economic climate and industry environment, scope of responsibilities, expansion by acquisition or otherwise, and profit retention and profitability, all of which combine to enhance stockholder value.

         The Committee approves the employment agreements and salary and bonus levels for key employees. The Compensation Committee then makes recommendations with respect to the compensation to the entire Board of Directors for its approval.

Base Salary and Annual Cash Bonuses

         With respect to the base salaries and incentive cash bonuses awarded to other executive officers in respect of 2001, the Compensation Committee approved these amounts pursuant to the executives’ employment agreements and/or an executive bonus program established by the Compensation Committee. The decision of the Compensation Committee with respect to the base salary for each such executive officer is subjective and was made after consideration of the performance of the executive in his particular area of responsibility, the executive’s contribution to the Company’s overall management team and an assessment of the future contributions the executive should be able to make to the Company. Under the terms of the executive bonus program, the executive officers received a cash bonus based upon specified target levels of profitability.

Compensation of Chief Executive Officer for Fiscal 2001

         The compensation paid to Howard Latham, the Company’s Chief Executive Officer from January 1, 2001 through July 31, 2001, for 2001 was determined pursuant to the terms of his employment agreement in effect during that period. His employment agreement provided him with a minimum base annual salary, fringe benefits including a $500 per month automobile allowance and incentive compensation, as determined in the discretion of the Board of Directors. Mr. Latham’s employment agreement also provided him with a severance package in the event of a “change of control” (as defined within the agreement). As a result of the business combination with Fidelity National Financial, Inc. in August 2001, Mr. Latham’s employment was terminated and a “change of control” occurred. Therefore, Mr. Latham was entitled to a severance package as described within Item 13.

         William P. Foley, II served as the Company’s Chief Executive Officer from August 1, 2001 through December 31, 2001. Mr. Foley did not have an employment agreement with the Company, nor did he receive a salary. The Company’s Compensation Committee has the discretion to award stock options. The Compensation Committee awarded Mr. Foley stock options totaling 1,000,000 shares of Common Stock of the Company. Of these options, 500,000 vested on the date of grant, 375,000 vest on August 3, 2002, and 125,000 vest on November 21, 2002.

Compensation of Other Executives for Fiscal 2001

         With respect to the base salaries and cash bonuses awarded to other executive officers in respect of 2001, the Compensation Committee approved these amounts within the exercise of their discretion. The Compensation Committee’s decision regarding each executive officer’s base salary was subjective and made after consideration of the executive’s performance, the executive’s contribution to the Company’s overall management team and an assessment of the future contributions the executive should be able to make to the Company.

Stock Option Grants

         As indicated above, an important element of the Company’s compensation philosophy is the desire to align the interests of the executive officers with the long-term interests of the Company’s stockholders. The purpose of the Company’s Stock Option and Incentive Plans is to attract, retain and award executive officers and directors and to furnish incentives to these persons to improve operations, increase profits and positively impact the Company’s long-term performance. Consistent with these objectives, the Compensation Committee granted options in 2001 to executive officers for their performances.

         Corporate Deduction for Compensation. Section 162(m) of the Internal Revenue Code generally limits to $1.0 million the corporate deduction for compensation paid to certain executive officers, unless certain requirements are met. The Company’s policy with respect to the deductibility limit of Section 162(m) generally is to preserve the federal income tax deductibility of compensation paid to executive officers. However, while the tax impact of any compensation arrangement is an important factor to be considered, the impact is evaluated in light of the Company’s overall compensation philosophy. Accordingly, the Company has and will continue to authorize the payment of non-deductible compensation if it deems that it is consistent with its compensation philosophy and in the best interests of the Company and its stockholders.

The Compensation Committee

Cary H. Thompson
Willie D. Davis
Bradley J. Inman

April 29, 2002

PERFORMANCE GRAPH

         Set forth below is a graph comparing cumulative total stockholder return on the Company’s common stock against the cumulative total return on a broad market index, (the “NASDAQ US Index”) and against the cumulative total return of a peer group index, (“Peer Group”) comprised of certain companies for the industry in which the Company competes for the five-year period ending December 31, 2001. The Peer Group consists of the following companies: Acxiom Corporation; CoStar Group, Inc.; Equifax, Inc.; Factual Data Corp.; Fair Isaac & Co, Inc.; and infoUSA, Inc. The Peer Group comparison has been weighted based on the Company’s stock market capitalization. The graph assumes an initial investment of $100.00 on January 1, 1996, with dividends reinvested over the periods indicated.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN

OF COMPANY, INDUSTRY INDEX AND BROAD MARKET

	Dec96	Dec97	Dec98	Dec99	Dec00	Dec01

Fidelity National Information Solutions	100.00	666.07	688.28	321.94	74.93	129.28

Nasdaq US Index	100.00	122.48	141.00	185.80	60.15	79.34

Peer Group	100.00	115.43	122.25	102.73	121.77	128.46

ASSUMES $100 INVESTED ON JANUARY 1, 1996

ASSUMES DIVIDEND REINVESTED

FISCAL YEAR ENDING DECEMBER 31, 2001

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS

         As of April 1, 2002, based upon filings with the Securities and Exchange Commission, the following table show each person or entity know to the Company to be the beneficial owners of more than 5% of the Company’s Common Stock (other than directors or executive officers of the Company), (1) the number of shares of Common Stock so owned, and (2) the percentage of all shares outstanding represented by such ownership (based upon the number of shares outstanding as of April 1, 2002).

	Number of	Percent
Name and Address of Beneficial Owner	Shares	of Class

Fidelity National Financial, Inc and Chicago Title and Trust Company(1)	19,098,443	77.8%
17911 Von Karman Avenue Irvine, California 92614

(1)	Chicago Title and Trust Company is a wholly-owned subsidiary of Fidelity National Financial, Inc.

SECURITY OWNERSHIP OF MANAGEMENT

         The following table sets forth the beneficial ownership as of April 1, 2002, of the Common Stock of the Company by each director who owns shares, by the director nominees, all executive officers named in the Summary Compensation Table, and all directors and executive officers as a group. The information as to beneficial stock ownership is based on data furnished by the persons concerning whom such information is given.

	Number of	Number of		Percent of
Name and Address	Shares Owned	Options/Warrants(1)	Total	Total

William P. Foley, II	42,600	500,000	542,600	2%

Willie D. Davis	–0–	21,667	21,667	*

Richard J. Freeman	1,174,401 (2)	37,097 (3)	1,211,498	5%

Earl Gallegos	–0–	24,527	24,527	*

Bradley J. Inman	–0–	21,667	21,667	*

Patrick F. Stone	–0–	200,000	200,000	1%

Cary H. Thompson	–0–	21,667	21,667	*

Eric D. Swenson	1,452	53,334	54,786	*

Neil A. Johnson	4,711	50,002	54,713	*

Mark Sennott	1,866	–0–	1,866	*

Raymond Ferrarin	3,571	13,334	16,905	*

Howard Latham	–0–	11,430	11,430	*

All directors and officers (15 persons)	1,232,096	966,917	2,199,013	9%

*	Represents less than 1% of the Company’s Common Stock.

(1)	Represents shares subject to stock options or warrants that are exercisable on April 1, 2002 or become exercisable within 60 days of April 1, 2002.

(2)	Included in this amount are 188,163 shares held by Century Capital Partners, L.P. (“CCP”); 11,497 shares held by Century Capital Management, Inc. (“CCM”) for the benefit of CCP; 974,026 shares held by Century Capital Partners II, L.P. (“CCP II”); and 715 shares held by CCM for the benefit of CCP. Excluding the 715 shares Mr. Freeman holds for the benefit of CCP, he disclaims beneficial ownership of all other shares except to the extent of his actual pecuniary interest therein. Mr. Freeman is a shareholder of the general partner of CCP and a managing member of the general partner of CCP II.

(3)	Included in this amount are 11,497 warrants held by CCM for the benefit of CCP.

Item 13. Certain Relationships and Related Transactions

Employment Agreements

Howard L. Latham. Effective January 1, 2001, Howard L. Latham entered into a one year Executive Employment Agreement with the Company, pursuant to which Mr. Latham agreed to serve as the Company’s Chief Executive Officer. Mr. Latham’s base salary under the agreement was $220,000, subject to periodic increases at the discretion of the Board of Directors. The employment agreement also entitled Mr. Latham to receive incentive compensation, as determined in the discretion of the Board of Directors; and to receive fringe benefits including a $500 per month automobile allowance. The employment agreement provided that it could be terminated by the Company for “cause” (as defined). In the event the Company terminated Mr. Latham’s employment without cause, the Company would be obligated to (i) pay a lump sum severance equal to one year’s base salary as then in effect; (ii) continue fringe benefits for one year; and (iii) pay for outplacement support by a mutually agreeable firm, not to exceed $15,000. In the event Mr. Latham’s employment was terminated within one year of a “change in control” (as defined) of the Company, the employment agreement obligated the Company to (i) pay a lump sum severance equal to one year’s base salary as then in effect; (ii) continue fringe benefits for one year; (iii) pay for outplacement support by a mutually agreeable firm, not to exceed $15,000; and (iv) automatically accelerate the vesting of all outstanding stock options not vested as of the date of termination. In connection with the business combination with Fidelity in August 2001, Mr. Latham’s employment was terminated and Mr. Latham received the “change of control” severance package described above.

Neil A. Johnson. Effective April 20, 2001, the Company entered into a Change in Control Severance Agreement with Neil A. Johnson, its Chief Financial Officer. Mr. Johnson’s severance agreement provides for certain payments and benefits in the event that his employment is terminated within twelve months after a “change in control” (as defined), unless such termination results from Mr. Johnson’s death, disability or retirement, or his resignation for reasons other than “good reason” (as defined), or constitutes a termination for “cause” (as defined). In such event, Mr. Johnson will be entitled (i) to receive a lump sum severance payment equal to one year’s base salary as then in effect; (ii) to receive a bonus payment equal to Mr. Johnson’s then-scheduled bonus, calculated as though all performance-related criteria had been met, prorated for the portion of the bonus period during which Mr. Johnson was employed by the Company; (iii) to the continuation of benefits under the Company’s medical, dental and vision plans, and the continuation of long-term disability insurance, for twelve months; (iv) to the continuation of payment of the premiums for Mr. Johnson’s life insurance policy for twelve months; and (v) automatic vesting of all unvested stock options held by Mr. Johnson.

Brian F. Hershkowitz. Effective June 8, 2001, the Company entered into a two year Employment Agreement, subject to automatic renewal terms of one year, with Brian F. Hershkowitz, pursuant to which Mr. Hershkowitz agreed to serve as an Executive Vice President of the Company. Mr. Hershkowitz’s base salary under this employment agreement is $250,000, subject to periodic increases at the discretion of the Board of Directors. The employment agreement also provides for (i) a guaranteed cash bonus of $250,000 on the one year anniversary of his continued employment with the Company and (ii) a bonus, during the second year of his continued employment with the Company, in accordance with the terms and conditions of the Company’s executive bonus program as then in effect. In addition, the employment agreement provides for reimbursement for relocation and temporary housing expenses. The employment agreement provides that it can be terminated by the Company for “cause” (as defined). In the event the Company terminates Mr. Hershkowitz’s employment without cause, the Company would be obligated to pay a lump sum severance equal to his base annual salary as then in effect and due for the remainder of the term.

Other Related Party Transactions

         On August 1, 2001, the Company completed a merger transaction with Fidelity National Financial, Inc., (“Fidelity”) and Chicago Title and Trust Company, (“Chicago Title”) a wholly-owned subsidiary of Fidelity. The merger was a reverse merger and the Company became a majority-owned subsidiary of Fidelity. In connection with the business combination with Fidelity the Company transferred to Chicago Title 11,703,801 shares of the Company’s common stock and transferred to Fidelity 5,507,671 shares of the Company’s common stock. Collectively, these shares of common stock then constituted approximately 77% of the Company’s outstanding common stock. As of April 1, 2002 Fidelity owns 78% of the Company’s outstanding common stock.

         In 2001, the Company paid to certain of its employees bonus payments in the aggregate amount of $227,991. These payments were an obligation of Fidelity arising from its earlier acquisition of a convertible promissory note issued by the Company and 950,000 shares of our common stock (collectively, the “Moore Interests”) held by Moore North America, Inc. pursuant to an Agreement for Purchase and Sale of Securities dated February 15, 2001 between Fidelity and Moore North America. As part of this transaction, Fidelity assumed the obligation of Moore North America to make certain bonus payments to certain of its former employees, several of whom were employees the Company on February 15, 2001. The acquisition of the Moore Interests was a prelude to the business combination between Fidelity, its wholly-owned subsidiary, Chicago Title and Trust and the Company consummated on August 1, 2001. Concurrently with this closing, the Company paid the $227,991 obligation described above on behalf of Fidelity, and Fidelity reimbursed the Company for that amount plus a payment grossing up the Company for the payroll taxes it paid in connection with those bonus payments. The foregoing arrangement, whereby the Company paid an obligation of Fidelity and was reimbursed, was entered into for bookkeeping simplicity. There is no accompanying written agreement between Fidelity and the Company with respect to this arrangement.

         During 2001, the Company paid $0.5 million and $5.7 million to two related parties, Fidelity and Micro General Corporation, Inc., (“Micro General”) a majority owned subsidiary of Fidelity, respectively. The amounts paid to Fidelity were for executive and general management, accounting, legal and administrative services provided to the Company under an agreement effective August 1, 2001. Annual fees under the agreement with Fidelity are $1.3 million. The amounts paid to Micro General were for information technology and business communication services provided to the Company under an agreement effective August 2, 2001. The agreements with Fidelity and Micro General are for one and three year terms respectively. Fees for the services provide in the agreements are based on estimated time incurred to perform each of the functions and the estimated personnel costs for the function performed, plus in the case of Micro General, a profit margin.

         The Company also sells certain data and other products and services to Fidelity. During 2001 these sales amounted to $1.0 million.

         On August 2, 2001, the Company issued to Fidelity 1,614,286 shares of its Common Stock for all of the outstanding common stock of Risco, Inc.

         On August 2, 2001, the Company acquired all the assets and liabilities of Reez.com., Inc., from Fidelity in exchange for 136,971 shares of its Common Stock.

Officer and Director Loans

         Effective January 30, 2002, Brian F. Hershkowitz, Executive Vice President, received a loan from the Company in the amount of $105,000. The loan is due on March 31, 2003 and bears interest at the prime rate plus 2%. The loan is currently unsecured, but Mr. Hershkowitz is required to provide sufficient collateral to secure the loan if requested by the Company.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIDELITY NATIONAL INFORMATION SOLUTIONS, INC.

By:	/s/ PATRICK F. STONE

Patrick F. Stone Chief Executive Officer

Date: April 29, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM P. FOLEY, II William P. Foley, II	Chairman of the Board	April 29, 2002

/s/ PATRICK F. STONE Patrick F. Stone	Chief Executive Officer and Director (Principal Executive Officer)	April 29, 2002

/s/ WILLIE D. DAVIS Willie D. Davis	Director	April 29, 2002

Signature	Title	Date

/s/ RICHARD J. FREEMAN Richard J. Freeman	Director	April 29, 2002

/s/ EARL GALLEGOS Earl Gallegos	Director	April 29, 2002

/s/ BRADLEY INMAN Bradley Inman	Director	April 29, 2002

/s/ CARY H. THOMPSON Cary H. Thompson	Director	April 29, 2002

/s/ NEIL A. JOHNSON Neil A. Johnson	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 29, 2002

     The following exhibits are hereby added to the Exhibit Index filed as part of the Form 10-K previously filed.

Exhibit
Number	Description

10.61	Change in control Severance Agreement dated April 20, 2001 by and between Vista Information Solutions, Inc. and Neil Johnson.
10.62	Employment Agreement dated June 8, 2001 by and between Fidelity National Financial, Inc., and Brian Hershkowitz
10.63	Executive Employment Agreement dated January 1, 2001 by and between Vista Information Solutions, Inc., and Howard Latham