Form 10-Q
period 2002-03-31
FIDELITY NATIONAL INFORMATION SOLUTIONS INC
filed 2002-05-15
CIK 888793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-20312

FIDELITY NATIONAL INFORMATION SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-1293754
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4050 Calle Real, Santa Barbara, CA (Address of principal executive offices)	93110 (Zip Code)

(805) 696-7000

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     ☑          No     ☐

      As of April 30, 2002, 24,641,326 shares of the Registrant’s Common Stock were outstanding.

FORM 10-Q

QUARTERLY REPORT

Quarter Ended March 31, 2002

INDEX

		Page

Part I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
A.	Condensed Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001	2
B.	Condensed Consolidated Statements of Earnings for the three months ended March 31, 2002 and 2001	3
C.	Condensed Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2002	4
D.	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001	5
E.	Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations		11
Item 3. Quantitative and Qualitative Disclosure About Market Risk		16
Part II: OTHER INFORMATION
Item 1. Legal Proceedings		16
Item 6. Exhibits and Reports on Form 8-K		16

Part I:     FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements

FIDELITY NATIONAL INFORMATION SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	December 31,
	2002	2001

	(unaudited)
Assets
Cash	$3,708	$2,007
Accounts receivable, net	33,763	33,147
Notes receivable	448	1,552
Deferred taxes, current portion	7,713	7,713
Prepaids and other current assets	2,716	2,956

Total current assets	48,348	47,375
Property, equipment and software, net	21,438	20,181
Deferred taxes, long term portion	13,751	18,376
Related party receivable	725	—
Cost in excess of net assets acquired, net	83,680	91,983
Intangible and other assets	22,349	21,581

Total assets	$190,291	$199,496

Liabilities and Stockholders’ Equity
Accounts payable	$7,967	$6,417
Current maturities of capital lease obligations	1,079	1,293
Deferred revenue, current portion	18,408	16,649
Related party payables	1,499	948
Income taxes payable	10,143	7,819
Other current liabilities	7,901	11,676

Total current liabilities	46,997	44,802
Secured, revolving credit facility with parent	—	18,653
Capital lease obligations, less current maturities	811	1,061
Deferred revenue, long-term portion	2,881	3,577
Other liabilities	3,211	2,597

Total liabilities	53,900	70,690
Stockholders’ equity:
Common stock, par value $.001; 200,000,000 shares authorized; Issued 24,592,161 and outstanding 24,538,361 as of March 31, 2002 and Issued 24,188,251 and outstanding 24,134,451 as of December 31, 2001	25	24
Treasury stock	(339)	(339)
Additional paid-in capital	129,780	126,669
Accumulated other comprehensive loss	(227)	(18)
Accumulated earnings	7,152	2,470

Total stockholders’ equity	136,391	128,806

Total liabilities and stockholders’ equity	$190,291	$199,496

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL INFORMATION SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)

	Three Months Ended
	March 31,

	2002	2001

	(Unaudited)
Revenue:
Data	$36,999	$26,556
Solutions	12,404	188
Services	13,814	6,062

Total revenue	63,217	32,806

Costs and expenses:
Cost of data revenue	11,850	7,927
Cost of solutions revenue	2,854	11
Cost of services revenue	7,674	3,201
Operating expenses	33,264	16,941

Total costs and expenses	55,642	28,080

Operating income	7,575	4,726
Interest expense	216	—
Other (income) expense, net	(444)	—

Earnings before amortization of cost in excess of net assets acquired	7,803	4,726
Amortization of cost in excess of net assets acquired	—	691

Earnings before income taxes	7,803	4,035
Income taxes	3,121	2,309

Net earnings	$4,682	$1,726

Net earnings per share — basic	$0.19	$0.10

Net earnings per share — diluted	$0.18	$0.10

Weighted average shares — basic	24,442	17,211

Weighted average shares — diluted	25,513	17,211

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL INFORMATION SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

						Accumulated
	Common Stock		Additional			Other	Total
			Paid-in	Treasury	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Stock	Earnings	(Loss)	Equity

Balance at December 31, 2001	24,134	$24	$126,669	$(339)	$2,470	$(18)	$128,806

Shares issued to acquire ISDI	275	—	1,922	—	—	—	1,922
Stock options and warrants exercised	100	1	701	—	—	—	702
Shares issued for employee benefit plans	29	—	488	—	—	—	488
Translation adjustment	—	—	—	—	—	(209)	(209)
Net earnings	—	—	—	—	4,682	—	4,682

Balance at March 31, 2002	24,538	$25	$129,780	$(339)	$7,152	$(227)	$136,391

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL INFORMATION SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	March 31,

	2002	2001

	(Unaudited)
Cash Flows from Operating Activities
Net earnings	$4,682	$1,726
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	2,694	1,214
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Loss (gain) on sale of assets	(444)	203
Accounts receivable	(1,394)	(4,821)
Prepaid and other assets	(269)	(151)
Accounts payable and other liabilities	(2,154)	(783)
Deferred revenue	1,063	(104)
Income taxes	2,324	1,534
Related party receivables (payables)	(174)	5,315

Net cash provided by operating activities	6,328	4,133
Cash Flows from Investing Activities
Purchases of property, equipment and software	(429)	—
Increase (decrease) in notes receivable	27	(424)
Cash received from sale of operating division	15,500	—
Cash paid for business acquisitions	(1,100)	—

Net cash (used in) provided by investing activities	13,998	(424)
Cash Flows from Financing Activities
Repayment of debt, net	(18,653)	—
Principal payments of lease obligations	(465)	(2)
Cash proceeds from exercise of stock options	702	—
Net change in cumulative translation adjustment	(209)	—

Net cash used in financing activities	(18,625)	(2)

Net increase in cash	1,701	3,707
Cash, beginning of period	2,007	2,213

Cash, end of period	$3,708	$5,920

Supplemental cash flow information:
Income taxes paid	$730	$—

Interest paid	$—	$1

See Notes to Condensed Consolidated Financial Statements

FIDELITY NATIONAL INFORMATION SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A — Basis of Financial Statements

      The financial information included in this report includes the accounts of Fidelity National Information Solutions, Inc. and its subsidiaries (collectively, the “Company” or “FNIS”) and has been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q and Article 10 of Regulation S-X. All adjustments considered necessary for a fair presentation have been included. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, as amended.

      Certain reclassifications have been made in the 2001 Condensed Consolidated Financial Statements to conform to classifications used in 2002.

Note B — Acquisitions and Dispositions

      On March 20, 2000, Fidelity National Financial, Inc. (“Fidelity”) consummated a merger with Chicago Title Corporation, as a result of which Fidelity acquired Chicago Title and Trust Company (“Chicago Title”). Subsequent to the merger, Fidelity combined its flood services (“Fidelity Flood”) and credit services (“Fidelity Credit”) with the flood services (“Chicago Flood”) and credit services (“Chicago Credit”) of Chicago Title. The merged flood services business (“Fidelity National Flood, Inc.” or “Flood”) and the merged credit services business (“Fidelity National Credit Services, Inc.” or “Credit”) became wholly owned subsidiaries of Chicago Title. Fidelity also acquired Market Intelligence, Inc. (“MI,” — together with Chicago Flood and Chicago Credit, the “Chicago Companies”). The acquisition was accounted for as a purchase, and, accordingly, the purchase price of $43.5 million was allocated to the tangible assets acquired, cost in excess of net assets acquired and liabilities assumed, at fair value, in the amounts of $26.9 million, $26.1 million, and $9.5 million, respectively.

      Fidelity acquired 100% of the outstanding stock of IDM on January 3, 2001. The acquisition was accounted for as a purchase and, accordingly, the purchase price of $20.8 million was allocated to assets acquired, cost in excess of net assets acquired and liabilities assumed, at fair values, in the amounts of $1.9 million, $19.3 million, and $0.4 million, respectively.

      On August 1, 2001, the Company, pursuant to an Agreement and Plan of Reorganization and Merger dated April 12, 2001, acquired IDM from Fidelity and MI, Credit, and Flood (collectively, the “Chicago Subsidiaries”) from Chicago Title , by merging the four subsidiaries with and into four previously-formed merger subsidiaries of the Company in simultaneous reverse triangular mergers (collectively, the “Mergers”). Concurrent with the Mergers, Fidelity transferred eighty percent (80%) of the issued and outstanding shares of capital stock of Fidelity National Tax Service, Inc. (“Tax,” and together with IDM, the “Fidelity Subsidiaries) to the Company (the “Share Exchange”). As a result of the Mergers and the Share Exchange, MI, Credit, Flood and IDM became wholly-owned subsidiaries of the Company, and Tax became a majority-owned subsidiary of the Company.

      In consideration for the Mergers and the Share Exchange, the Company transferred to Chicago Title and Fidelity 11,703,801 shares and 5,507,671 shares of the Company’s common stock, respectively. Collectively, these shares of common stock then constituted approximately 77% of the outstanding capital stock of the Company. As a result the Company became a majority-owned subsidiary of Fidelity. The Condensed Consolidated Financial Statements of the Company as of, and for the period ended March 31, 2001, reflect the financial position and results of operations and cash flows of the Fidelity Subsidiaries and the Chicago Subsidiaries and reflect the Fidelity Subsidiaries and the Chicago Subsidiaries as the acquiror for accounting purposes. As a result of the acquisitions of Risco and Reez, as described below, Fidelity owned approximately 78% of the outstanding common stock of the Company at March 31, 2002.

      The total purchase price of $34.8 million was allocated to the tangible assets acquired, cost in excess of net assets acquired, and liabilities assumed, at fair value, in the amounts of $43.3 million, $31.9 million, and

FIDELITY NATIONAL INFORMATION SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$40.4 million, respectively. The allocation of the purchase price is preliminary. The Company has yet to obtain additional information related to the valuation of certain assets and liabilities. However, the Company does not believe the difference between the recorded book value and the fair value ultimately assigned will be material.

      The following selected unaudited pro forma results of operations for the three months ended March 31, 2001 has been prepared to illustrate the effects of the purchase of the Company by the Fidelity Subsidiaries and Chicago Subsidiaries as the accounting acquiror, as if this transaction had been completed January 1, 2001. The information provided for the Fidelity Subsidiaries and Chicago Subsidiaries has been derived from the Fidelity Subsidiaries’ historical financial statements. The information provided for the Company has been derived from the financial statements of the Company and has been reclassified to conform to the presentation used by the Fidelity Subsidiaries.

Three Months Ended
March 31, 2001

(In thousands, except
per share data)
Total revenue	$51,773
Net earnings before merger-related expenses	$1,280
Net earnings	$1,194
Basic and Diluted net earnings per share before merger-related expenses	$0.06
Basic net earnings per share	$0.05
Diluted net earnings per share	$0.05

      On August 2, 2001, the Company acquired 100 percent of the outstanding common shares of Risco, Inc. (“Risco”). The results of Risco’s operations have been included in the Consolidated Financial Statements since that date. Risco was the third largest multiple listing service vendor in the United States. In connection with this acquisition, the Company issued 1,614,286 of its common stock at $7.34 per share. The total purchase price was $11.9 million and the Company recorded cost in excess of net assets acquired of $3.4 million.

      On August 2, 2001, the Company purchased the assets and liabilities of Reez.com (“Reez”). The results of Reez’s operations have been included in the Consolidated Financial Statements since that date. Reez’s software provides the realtor, consumer and settlement service provider with an on-line platform to schedule, track and close real estate transactions. As a result of this acquisition, the Company issued 136,971 of its common stock at $7.34 per share. The total purchase price was $1.0 million and the cost in excess of net assets acquired in connection with the acquisition was immaterial.

      On October 10, 2001, the Company purchased the 40,000 shares in Fidelity National Tax Services, Inc., representing the residual 20% minority interest for $5.4 million in cash that resulted in cost in excess of net assets acquired of $4.5 million. The purchase price was in accordance with the terms of the original purchase agreement.

      On December 3, 2001, the Company purchased all the assets of Homeseeker’s XMLSweb division in exchange for $2.0 million in cash. As a result of this acquisition, the Company recorded cost in excess of net assets acquired of $1.0 million.

      On January 2, 2002, the Company acquired ISDI.NET, LLC (“ISDI”), a technology, systems integration and consulting firm, in exchange for 275,000 shares of the Company’s common stock and $1.1 million in cash. Prior to the acquisition, the Company advanced to ISDI $1.1 million, which was included in Other Assets as of December 31, 2001.

FIDELITY NATIONAL INFORMATION SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On March 25, 2002, the Company sold its Environmental Risk Management Solutions business for $15.5 million in cash. Proceeds from the sale were used to pay down the $12.6 million balance then outstanding under our revolving credit agreement with Fidelity. The remaining proceeds of $2.9 million were added to general working capital.

Note C — Recent Developments

      On April 30, 2002 the Company announced a tender for all of the outstanding shares of Micro General Corporation, (“MGEN”) whereby each share of MGEN common stock will be exchanged for shares of FNIS common stock.

      The tender offer represents a fixed exchange ratio of .696 shares of FNIS common stock for each share of MGEN common stock. Based on the closing price of $23.92 for FNIS’ common stock on April 29, 2002, the implied tender offer price is $16.65 per share of MGEN common stock. This exchange ratio represents a seventeen percent premium to MGEN stockholders based on the closing price of $14.25 on April 29, 2002 and a sixteen percent premium based on the thirty-day average closing price of $14.39 as of April 29, 2002.

      FNIS will issue approximately 11.0 million new shares of common stock, resulting in approximately 35.5 million outstanding shares of FNIS common stock.

      Fidelity will own approximately 72.5% of the outstanding stock of FNIS after the completion of the tender offer.

Note D — Adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Intangible Assets”

      SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount.

      The Company has performed a transitional goodwill impairment test on its reporting units and has determined that each of its reporting units has a fair value in excess of its carrying value. Accordingly, no goodwill impairment has been recorded.

FIDELITY NATIONAL INFORMATION SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Beginning on January 1, 2002, the Company ceased recording goodwill amortization in accordance with SFAS No. 142. The following table reconciles reported and adjusted net earnings and net earnings per share:

	Three Months Ended
	March 31,

	2002	2001

	(In thousands, except
	per share amounts)
Net earnings	$4,682	$1,726
Add back: amortization of cost in excess of net assets acquired	—	691

Adjusted net earnings	$4,682	$2,417

Basic earnings per share:
Net earnings per share	$0.19	$0.10
Amortization of cost in excess of net assets acquired	—	0.04

Adjusted net earnings per share — basic	$0.19	$0.14

Diluted earnings per share:
Net earnings per share	$0.18	$0.10
Amortization of cost in excess of net assets acquired	—	0.04

Adjusted net earnings per share — diluted	$0.18	$0.14

Note E — Secured Revolving Credit Facility With Parent

      On September 24, 2001, the Company entered into a revolving credit agreement with Fidelity. The credit agreement provides for a maximum credit line of $25 million that expires and is due in September 2006. The credit facility bears interest at a rate of prime plus 2%. As of March 31, 2002, there were no amounts outstanding under the agreement.

Note F — Earnings Per Share

      The company presents “basic” earnings per share, representing net earnings divided by the weighted average shares outstanding (excluding all common stock equivalents), and “diluted” earnings per share, representing the dilutive effect of all common stock equivalents. The following table illustrates the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31,

	2002	2001

	(In thousands, except
	per share amounts)
Net earnings, basic and diluted basis	$4,682	$1,726

Weighted average shares outstanding during the period, basic basis	24,442	17,211
Plus: Commons stock equivalent shares assumed from conversion of options and warrants	1,071	—

Weighted average shares outstanding during the period, diluted basis	25,513	17,211

Basic earnings per share	$0.19	$0.10

Diluted earnings per share	$0.18	$0.10

FIDELITY NATIONAL INFORMATION SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note G — Segment Information

      For the Company’s last annual report, for the year ended December 31, 2001, the Company was organized into three segments for management reporting purposes: Lender Services, Professional Services and Corporate and other. Effective January 1, 2002, the Company reorganized into four segments for management and reporting purposes: Data, Solutions, Services and Corporate.

      The activities of the reportable segments include the following:

Data — data includes information regarding real estate and consumers that can be aggregated, rendered, repurposed or repackaged for other purposes in order to meet customers’ specific business needs.

Solutions — solutions involve developing and supplying business processes and technology that allows customers to improve efficiency, lower costs, reduce risks and better manage and operate their businesses to serve their customers’ needs.

Services — services add value by combining manual intervention, outsourcing or process improvement with one or more of our data and/or solutions components. They can range considerably in scope, from improving a single process to providing complete outsourcing capabilities. Services add value by saving customers time and money. These savings or efficiencies can be accomplished in a number of ways, including reduced staffing needs, streamlining paperwork and processes or stabilizing cyclical business cycles, all of which can help to drive more revenue to the customer’s bottom line.

Corporate — corporate operations include certain financing and other general corporate expenses.

Three Months Ended:
March 31, 2002	Data	Solutions	Services	Corporate	Total

	(Dollars in thousands)
Total revenue	$36,999	$12,404	$13,814	$—	$63,217

Earnings (loss) before income taxes	$7,097	$76	$2,826	$(2,196)	$7,803
Income tax expense (benefit)	2,839	30	1,130	(878)	3,121

Net earnings (loss)	$4,258	$46	$1,696	$(1,318)	$4,682

Assets	$86,555	$60,902	$22,735	$20,099	$190,291

Three Months Ended:
March 31, 2001	Data	Solutions	Services	Corporate	Total

	(Dollars in thousands)
Total revenue	$26,556	$188	$6,062	$—	$32,806

Earnings (loss) before income taxes	$3,747	$(19)	$307	$—	$4,035
Income tax expense (benefit)	2,143	(11)	177	—	2,309

Net earnings (loss)	$1,604	$(8)	$130	$—	$1,726

Assets	$79,812	$32	$12,552	$—	$92,396

      The accounting policies of the segments are the same as those used in the Condensed Consolidated Financial Statements.

      Since the Company’s last annual report for the year ended December 31, 2001, the format of the Condensed Consolidated Income Statements has changed to show the revenue and cost of revenue for each segment. The cost of revenue consists primarily of direct costs associated with the sales of products and

FIDELITY NATIONAL INFORMATION SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

services. Major direct costs include subcontracted appraisal fees, purchased real estate data, direct printing costs, royalty and license fees, reseller commissions and variable sales compensation.

      Sales between segments or transfers that occurred in the ordinary course of operations have been eliminated from the segment information provided.

Note H — Stockholders’ Equity

Stock Repurchase Program

      On September 28, 2001, the Company’s Board of Directors authorized the Company to purchase up to 1,000,000 shares of its common stock. Purchases may be made from time to time by the Company in the open market, in block purchases or in privately negotiated transactions. As of March 31, 2002, the Company has repurchased a total of 53,800 shares of common stock for $0.3 million at an average price of $6.30.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, hopes, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could vary materially from those forward-looking statements contained herein due to many factors, including, but not limited to: general economic and business conditions, including interest rate fluctuations and general volatility in the capital markets; changes in the performance of the real estate markets; the impact of competitive products and pricing; success of operating initiatives; adverse publicity; the ability to identify businesses to be acquired; availability of qualified personnel; employee benefits costs and changes in, or the failure to comply with government regulations and other risks detailed in our filings with the Securities and Exchange Commission.

Factors Affecting Comparability

      As explained earlier in this document, on August 1, 2001, we merged with the Fidelity Subsidiaries and the Chicago Subsidiaries. As a result of the merger we became a majority-owned subsidiary of Fidelity. Our Condensed Consolidated Statements of Operations therefore include the operations of FNIS since August 1, 2001, and the operations of the Fidelity Subsidiaries and Chicago Subsidiaries prior to that date. For the quarter ended March 31, 2002, operations also include the operations of Reez and Risco that were acquired on August 2, 2001, the MLS assets of Homeseeker’s acquired on December 3, 2001 and the operations of ISDI, acquired on January 3, 2002. As a result, quarter over quarter comparisons may not be meaningful.

FIDELITY NATIONAL INFORMATION SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table illustrates the period of time each entity is reflected in our operations as a result of the mergers and acquisitions:

	Three Months Ended
	March 31,

	2002	2001

	(Number of Months)
Fidelity National Flood, Inc.	3	3
Fidelity National Tax Services, Inc.	3	3
Fidelity National Credit Service, Inc.	3	3
Market Intelligence, Inc.	3	3
IDM	3	3
Environmental Risk Management Solutions	3	0
Geographic Underwriting System	3	0
MLS	3	0
Risco	3	0
Reez.com, Inc.	3	0
Homeseekers	3	0
ISDI	3	0
FNIS Corporate	3	0

Results of Operations

      Net earnings for the first quarter of 2002 were $4.7 million, or $0.18 per diluted share, as compared with net earnings of $1.7 million, or $0.10 per diluted share, for the first quarter of 2001.

      The following table presents the calculation of net earnings before amortization of cost in excess of net assets acquired consistent with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”).

	Three Months Ended
	March 31,

	2002	2001

	(In thousands, except
	per share amounts)
Net earnings	$4,682	$1,726
Add back: amortization of cost in excess of net assets acquired	—	691

Adjusted net earnings	$4,682	$2,417

Basic earnings per share:
Net earnings	$0.19	$0.10
Amortization of cost in excess of net assets acquired	—	0.04

Adjusted net earnings per share — basic	$0.19	$0.14

Diluted earnings per share:
Net earnings	$0.18	$0.10
Amortization of cost in excess of net assets acquired	—	0.04

Adjusted net earnings per share — diluted	$0.18	$0.14

FIDELITY NATIONAL INFORMATION SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Total revenue increased 92.7% to $63.2 million in the first quarter of 2002 as compared to the first quarter of 2001. Growth in revenue from 2001 to 2002 is primarily a result of 1) mergers and acquisitions, and 2) low mortgage interest rates and a high number of real estate and refinancing transactions.

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

      Beginning in December 2000 and continuing through the first quarter of 2002, interest rates have been reduced by 475 basis points, bringing interest rates down to their lowest level in recent history. This has significantly increased the volume of refinance activity and mortgage activity.

      Interest rate changes have a significant impact on our flood services and credit services business lines, which have historically been closely aligned with the home equity credit market. As well, fluctuations in our tax services’ revenues usually result from changes in mortgage interest rates. Revenues increase during periods of relatively low interest rates due to higher refinance volumes and decline during periods of relatively high interest rates. MLS revenues are primarily connected with term contracts and are therefore not significantly affected by interest rate changes.

      The following table presents information regarding the components of total costs and expenses:

	Three Months Ended March 31,

		% of Related		% of Related
	2002	Revenue(1)	2001	Revenue(1)

		(Dollars in thousands)
Cost of data revenue	$11,850	32.0%	$7,927	29.9%
Cost of solutions revenue	2,854	23.0%	11	5.9%
Cost of services revenue	7,674	55.6%	3,201	52.8%

	$22,378		$11,139

Operating expenses	33,264	52.6%	16,941	51.6%

Total costs and expenses	$55,642	88.0%	$28,080	85.6%

(1) — Represents cost of data, solutions, and services revenue as a percentage of their respective revenue, i.e. cost of data revenue divided by data revenue. Operating expenses and total costs and expenses are calculated as a percentage of total revenue.

      Total costs and expenses as a percentage of revenue increased in the quarter ended March 31, 2002 to 88.0% from 85.6% in the corresponding quarter of 2001. This is primarily the result of an increase in corporate administration costs since the business combination in August 2001, (prior to that date, the entities acquired from Fidelity were not engaged in the same activities as a publicly held stand-alone company and therefore did not have comparable costs), offset by an improvement in the expense to revenue ratio at the operating unit level.

      The cost of revenue consists primarily of direct costs associated with the sales of products and services. Major direct costs include subcontracted appraisal fees, purchased real estate data, direct printing costs, royalty and license fees, reseller commissions and variable sales compensation. The percentage increases of the three costs of revenue represented in the above table for 2002 compared to 2001 is due primarily to a change in the mix of business resulting from the acquisitions and mergers.

      Our operating expenses consist of personnel costs, facility costs, and other general and administrative expenses. Personnel costs include base salaries, commissions and bonuses paid to employees, and are one of

FIDELITY NATIONAL INFORMATION SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

our most significant operating expenses. Although a significant portion of these costs is fixed, certain of the costs fluctuate with the mix and level of revenue. We have taken significant measures to maintain appropriate personnel levels and costs relative to the volume and mix of business while maintaining customer service standards and quality controls. We continue to monitor prevailing market conditions and will adjust personnel costs in accordance with activity.

      The increase in operating expenses as a percentage of total revenue in the current quarter compared to the same quarter in the prior year, is due primarily to the increase in corporate costs discussed above, offset by an improvement in the operating expense to revenue ratio at the operating unit level.

      Interest expense for the quarter ended March 31, 2002 was $0.2 million and represents interest expense on the revolving credit facility with Fidelity. There was no interest expense for the quarter ended March 31, 2001.

      Other income of $0.4 million represents the gain on sale of the Environmental Risk Management Solutions operation. The operation was sold on March 25, 2002 for $15.5 million in cash. See Note B to Notes to Condensed Consolidated Financial Statements.

      Amortization of cost in excess of net assets acquired was $0 in the first quarter of 2002 as a result of adopting SFAS No. 142. Amortization of cost in excess of net assets acquired was $0.7 million in the first quarter of 2001. See Note D of Notes to Condensed Consolidated Financial Statements.

      Income taxes, as a percentage of earnings before income taxes, were 40.0% and 57.2% for the first quarters of 2002 and 2001, respectively. The fluctuation in income taxes as a percentage of earnings before income taxes is primarily attributable to the elimination of amortization of cost in excess of net assets acquired consistent with SFAS No. 142

Liquidity and Capital Resources

      Cash Flows. Our cash requirements include debt service, personnel and other operating expenses, taxes, capital expenditures, and systems development. The nature of our business is not capital intensive, and we believe that all anticipated cash requirements for current operations will be met from internally generated funds and borrowings through existing credit facilities. Our short-and long-term liquidity requirements are monitored regularly to match cash inflows with cash requirements. We forecast the daily needs of our business units and periodically review their short- and long-term projected sources and uses of funds, as well as the asset, liability, investment and cash flow assumptions underlying these projections.

      Seasonality. The business cycle of the residential real property valuation services, flood services and credit services business lines have historically been closely aligned with the home equity credit market. Volumes generally increase in the early spring, followed by a slower summer season, a relatively busy fall and a significantly slower winter. Significant changes in interest rates may alter these traditional seasonal patterns due to the effect the cost of financing has on real estate transactions.

      Financing. Following the business combination with Fidelity in August 2001, we entered into a secured revolving credit agreement with Fidelity. The credit agreement provides for a maximum credit line of $25 million that expires and is due in September 2006 and bears interest at a variable rate of prime plus 2%. Amounts borrowed under the credit agreement were used to repay Fidelity, who retired the company’s debt existing at the time of the business combination. As of March 31, 2002, the Company’s outstanding balance was fully repaid with proceeds from the sale of its Environmental Risk Management Solutions operation. At March 31, 2002 the full amount of the credit line was available.

      Financing Obligations. Our financing obligations generally include our credit agreement with Fidelity and operating and capital lease payments on certain of our premises and equipment.

FIDELITY NATIONAL INFORMATION SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Other Commercial Commitments. In October 2001 we entered into a strategic alliance agreement with Lexis-Nexis to acquire a 50% ownership interest in their national real estate database. The terms of the agreement require us to make annual payments over the next four years to complete the transaction. These payments may be accelerated at our option.

      Under the terms of our agreement with Homeseeker’s, we are obligated to pay $1.2 million to Homeseeker’s upon completion of certain enhancements to a software platform acquired from them.

      Critical Accounting Policies. There have been no material changes in our critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2001, as amended.

      Effects of Transaction With Related Parties. Included in our Condensed Consolidated Financial Statements for the quarter ended March 31, 2002 are $0.3 million and $2.7 million paid to two related parties, Fidelity and Micro General Corporation, Inc., another majority owned subsidiary of Fidelity, respectively. The amounts paid to Fidelity were for executive and general management, accounting, legal and administrative services provided to us under an agreement effective August 1, 2001. Annual fees under the agreement with Fidelity are currently $1.3 million. The amounts paid to Micro General were for information technology and business communication services provided to us under an agreement effective August 2, 2001. The agreements with Fidelity and Micro General are for one and three-year terms, respectively. Fees for the services provided in the agreements are based on estimated time incurred to perform each of the functions and the estimated personnel costs for the function performed, plus in the case of Micro General, a profit margin.

      Included in our Revenue for the quarter ended March 31, 2002 are $1.0 million for sales of data and other products and services to Fidelity.

      As of March 31, 2002 the net amount owed to Fidelity and Micro General was $0.1 million and $0.1 million, respectively.

      Capital Stock Transactions. On September 28, 2001, our Board of Directors authorized us to repurchase up to 1,000,000 shares of our common stock. Purchases may be made by us from time to time in the open market or in block purchases or in privately negotiated transactions depending on market conditions and other factors. As of March 31, 2002, we have repurchased a total of 53,800 shares of our common stock for $0.3 million, at an average purchase price of $6.30 per share.

      On January 2, 2002, the Company acquired ISDI.NET, LLC (“ISDI”), a technology, systems integration and consulting firm, in exchange for 275,000 shares of the Company’s common stock and $1.1 million in cash.

      Recent Accounting Pronouncements. In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”) and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 141 requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets that meet one of two criteria. The statement applies to all business combinations initiated after June 30, 2001.

      SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. Existing goodwill will be amortized through 2001, after which time amortization will cease and we will perform a transitional goodwill impairment test. SFAS No. 142 is generally effective for fiscal periods beginning after December 15, 2001 and the amortization provisions of SFAS No. 142 are effective for acquisitions subsequent to June 30, 2001. We have performed a transitional goodwill impairment test on our reporting units and have determined that each of our reporting units has a fair value in excess of our carrying value, therefore no goodwill impairment has been recorded.

FIDELITY NATIONAL INFORMATION SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Long-Lived Assets” (“SFAS No. 144”) which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” it retains many of the fundamental provisions of that statement. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have a material impact on our financial statements or results of operations.

Item 3.     Quantitative and Qualitative Disclosure about Market Risk

      There have been no material changes in the market risks described in our Annual Report on Form 10K for the year ended December 31, 2001, as amended.

Part II:     OTHER INFORMATION

Item 1.     Legal Proceedings

      Beginning on April 30, 2002 and continuing thereafter, a total of three separate lawsuits have been filed in the Delaware Court of Chancery on behalf of a purported class of public stockholders of Micro General Corporation (“MGEN”) relating to our announcement by that we were commencing an exchange offer for all of the outstanding shares of common stock of MGEN (the “Offer”). The Delaware actions are captioned David Osher v. Foley, II, et al., C.A. No. 19593-NC; Helen Lapinski v. Foley, II, et al., C.A. No. 19594-NC; and John Calabria v. Inman, et al., C.A. No. 19595-NC. The actions generally name as defendants FNIS, MGEN, Fidelity National Financial, Inc., the majority stockholder of both FNIS and MGEN, and the members of the MGEN Board of Directors, and generally allege that the consideration offered by FNIS to MGEN’s public stockholders in the Offer is inadequate and unfair and that FNIS and the individual defendants breached their fiduciary duties to MGEN’s public stockholders in the formulating and making the Offer. The actions seek to proceed on behalf of a class of MGEN stockholders other than defendants, seek preliminary and permanent injunctive relief against the consummation of the Offer, seek monetary damages in an unspecified amount and seek recovery of plaintiffs’ costs and attorneys’ fees. These actions are in their earliest stages. FNIS believes that the allegations are without merit and intends to defend against them vigorously.

      The description of these actions is qualified in its entirety by reference to the allegations in the related complaints, which we have filed with the SEC and which we incorporate by reference herein.

Item 6.     Exhibits and Reports on Form 8-K

(a)	Exhibits:

None

(b)	Reports on Form 8-K

None

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIDELITY NATIONAL INFORMATION SOLUTIONS, INC.

(Registrant)

By: /s/ NEIL A. JOHNSON

NEIL A. JOHNSON
Executive Vice President, Chief Financial Officer

(Principal Financial and Accounting Officer)	Date: May 14, 2002