Form 10-Q/A
period 2002-03-31
FIDELITY NATIONAL INFORMATION SOLUTIONS INC
filed 2002-05-21
CIK 888793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Part I:     FINANCIAL INFORMATION

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

      As of March 31, 2002 the net amount owed to Fidelity and Micro General was $0.7 million and $0.1 million, respectively.

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

      The description of these actions is qualified in its entirety by reference to the allegations in the related complaints, which we have included as Exhibits 99.1, 99.2, and 99.3, respectively, to this Form 10-Q/A.

Item 6.     Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit
Number	Description
99.1	Complaint titled David Osher v. William P. Foley, II, Patrick F. Stone, John R. Snedegar, Dwayne Walker, Bradley Inman, John McGraw, Richard H. Pickup, Carl A. Strunk, Fidelity National Financial, Inc., Fidelity National Information Solutions, Inc., and Micro General Corporation, filed on April 30, 2002 in the Court of Chancery of the State of Delaware, County of New Castle (Civil Action No. 19593-NC).

99.2	Complaint titled Helen Lapinski v. William P. Foley, II, Patrick F. Stone, John R. Snedegar, Dwayne Walker, Bradley Inman, John McGraw, Richard H. Pickup, Carl A. Strunk, Fidelity National Financial, Inc., Fidelity National Information Solutions, Inc., and Micro General Corporation, filed on April 30, 2002 in the Court of Chancery of the State of Delaware, County of New Castle (Civil Action No. 19594-NC).

99.3	Complaint titled John Calabria, individually and on behalf of all others similarly situated, v. Bradley Inman, John McGraw, William P. Foley, II, Patrick F. Stone, Dwayne M. Walker, John R. Snedegar, Richard H. Pickup, Carl A. Strunk, Fidelity National Information Solutions, Inc., and Micro General Corporation, filed on April 30, 2002 in the Court of Chancery of the State of Delaware, County of New Castle (Civil Action No. 19595-NC).

(b)	Reports on Form 8-K
None

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIDELITY NATIONAL INFORMATION SOLUTIONS, INC.

(Registrant)

By: /s/ NEIL A. JOHNSON

NEIL A. JOHNSON
Executive Vice President, Chief Financial Officer

(Principal Financial and Accounting Officer)	Date: May 21, 2002

EXHIBIT INDEX

Exhibit
Number	Description
99.1	Complaint titled David Osher v. William P. Foley, II, Patrick F. Stone, John R. Snedegar, Dwayne Walker, Bradley Inman, John McGraw, Richard H. Pickup, Carl A. Strunk, Fidelity National Financial, Inc., Fidelity National Information Solutions, Inc., and Micro General Corporation, filed on April 30, 2002 in the Court of Chancery of the State of Delaware, County of New Castle (Civil Action No. 19593-NC).

99.2	Complaint titled Helen Lapinski v. William P. Foley, II, Patrick F. Stone, John R. Snedegar, Dwayne Walker, Bradley Inman, John McGraw, Richard H. Pickup, Carl A. Strunk, Fidelity National Financial, Inc., Fidelity National Information Solutions, Inc., and Micro General Corporation, filed on April 30, 2002 in the Court of Chancery of the State of Delaware, County of New Castle (Civil Action No. 19594-NC).

99.3	Complaint titled John Calabria, individually and on behalf of all others similarly situated, v. Bradley Inman, John McGraw, William P. Foley, II, Patrick F. Stone, Dwayne M. Walker, John R. Snedegar, Richard H. Pickup, Carl A. Strunk, Fidelity National Information Solutions, Inc., and Micro General Corporation, filed on April 30, 2002 in the Court of Chancery of the State of Delaware, County of New Castle (Civil Action No. 19595-NC).