Form 10-Q
period 2002-06-30
FIDELITY NATIONAL INFORMATION SOLUTIONS INC
filed 2002-08-14
CIK 888793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2002

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

YES     [X]          NO     [   ]

As of July 31, 2002, 38,283,839 shares of the Registrant’s Common Stock were outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended June 30, 2002

Part I: FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

FIDELITY NATIONAL INFORMATION SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	December 31,
	2002	2001

	(Unaudited)
Assets
Cash and cash equivalents	$6,882	$2,007
Accounts receivable, net	33,336	33,147
Notes receivable	476	1,552
Deferred taxes, current portion	7,713	7,713
Prepaids and other current assets	3,865	2,956

Total current assets	52,272	47,375
Property, equipment, and software, net	24,349	20,181
Deferred taxes, long term portion	13,751	18,376
Related party receivable	1,234	—
Cost in excess of net assets acquired, net	91,579	91,983
Intangible and other assets, net	23,450	21,581

Total assets	$206,635	$199,496

Liabilities and Stockholders’ equity
Accounts payable	$7,595	$6,417
Current maturities of capital lease obligations	1,024	1,293
Deferred revenue, current portion	16,995	16,649
Related party payables	633	948
Income taxes payable	10,929	7,819
Other current liabilities	9,635	11,676

Total current liabilities	46,811	44,802
Secured, revolving credit facility with parent	—	18,653
Capital lease obligations, less current maturities	710	1,061
Convertible note payable	4,125	—
Deferred revenue, long-term portion	5,230	3,577
Other liabilities	3,575	2,597

Total Liabilities	60,451	70,690
Minority interests	722	—
Stockholders’ equity:
Common stock, par value $.001; 200,000,000 shares authorized; issued 24,818,525 and outstanding 24,764,725 as of June 30, 2002; and issued 24,188,251 and outstanding 24,134,451 as of December 31, 2001	25	24
Additional paid-in capital	133,331	126,669
Accumulated earnings	12,697	2,470
Accumulated other comprehensive loss	(252)	(18)
Treasury Stock, 53,800 shares as of June 30, 2002 and December 31, 2001	(339)	(339)

Total stockholders’ equity	145,462	128,806

Total liabilities and stockholders’ equity	$206,635	$199,496

See Notes to Consolidated Financial Statements

FIDELITY NATIONAL INFORMATION SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenue:
Data	$36,230	$28,138	$73,229	$54,694
Solutions	10,971	259	23,375	447
Services	15,354	7,867	29,168	13,929

Total revenue	62,555	36,264	125,772	69,070

Costs and expenses:
Cost of data revenue	11,680	11,759	23,707	19,686
Cost of solutions revenue	1,994	33	4,848	44
Cost of services revenue	7,977	3,700	15,656	6,901
Operating expenses	31,237	18,714	64,275	35,655

Total costs and expenses	52,888	34,206	108,486	62,286

Operating income	9,667	2,058	17,286	6,784
Interest expense	79	—	338	—
Other (income) expense, net	100	—	(344)	—

Earnings before amortization of cost in excess of net assets acquired	9,488	2,058	17,292	6,784
Amortization of cost in excess of net assets acquired	—	837	—	1,528

Earnings before income taxes and minority interests	9,488	1,221	17,292	5,256

Income taxes	3,795	292	6,916	2,601
Minority interests	149	—	149	—

Net earnings	$5,544	$929	$10,227	$2,655

Net earnings per share — basic	$0.22	$0.05	$0.42	$0.15

Net earnings per share — diluted	$0.21	$0.05	$0.39	$0.15

Weighted average shares — basic	24,683	17,211	24,563	17,211

Weighted average shares — diluted	26,266	17,211	25,891	17,211

See Notes to Consolidated Financial Statements

FIDELITY NATIONAL INFORMATION SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

					Accumulated
	Common Stock		Additional		Other		Total
			Paid-in	Accumulated	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Stock	Equity

Balance at December 31, 2001	24,134	$24	$126,669	$2,470	$(18)	$(339)	$128,806

Shares issued to acquire ISDI	275	—	1,922	—	—	—	1,922
Exercise of stock options	312	1	2,797	—	—	—	2,798
Tax benefit associated with exercise of stock options	—	—	1,143	—	—	—	1,143
Shares issued for employee benefit plan	44	—	800	—	—	—	800
Translation adjustment	—	—	—	—	(234)	—	(234)
Net earnings	—	—	—	10,227	—	—	10,227

Balance at June 30, 2002	24,765	$25	$133,331	$12,697	$(252)	$(339)	$145,462

See Notes to Consolidated Financial Statements

FIDELITY NATIONAL INFORMATION SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended
	June 30,

	2002	2001

Cash flows from operating activities:
Net earnings	$10,227	$2,655
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	5,433	2,276
Changes in assets and liabilities, net of effects of business acquisitions:
Gain on sale of divisional assets	(344)	203
Accounts receivable	1,705	(9,308)
Prepaid and other assets	(1,924)	192
Accounts payable	(1,355)	2,482
Deferred revenue	1,999	1,757
Tax benefit associated with the exercise of stock options	1,143	—
Income taxes	3,210	1,383
Related party receivables (payables)	(1,549)	340
Minority interests	149	(34)
Other liabilities	(2,795)	147

Net cash provided by operating activities	15,899	2,093

Cash flows from investing activities:
Purchase of property, equipment and software	(5,243)	(1,023)
Proceeds from sale of divisional assets	15,500
Business acquisitions, net	(5,348)

Net cash (used in) provided by investing activities	4,909	(1,023)

Cash flows from financing activities:
Repayment of debt, net	(18,653)	—
Principal payments of lease obligations	(644)	—
Proceeds from stock options and employee benefit plans	3,598	—
Net change in cumulative translation adjustment	(234)	—

Net cash used in financing activities	(15,933)	—

Net increase in cash	4,875	1,070
Cash and cash equivalents at beginning of period	2,007	2,213

Cash and cash equivalents at end of period	$6,882	$3,283

Supplemental cash flow information:
Income taxes paid	$2,464	$—

Interest paid	$667	$1

See Notes to Consolidated Financial Statements

FIDELITY NATIONAL INFORMATION SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A — Basis of Financial Statements

The financial information included in this report includes the accounts of Fidelity National Information Solutions, Inc. and its subsidiaries (collectively, the “Company” or “FNIS”) and has been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q and Article 10 of Regulation S-X. All adjustments considered necessary for a fair presentation have been included. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Certain reclassifications have been made in the 2001 Consolidated Financial Statements to conform to classifications used in 2002.

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

On August 1, 2001, the Company, pursuant to an Agreement and Plan of Reorganization and Merger dated April 12, 2001, acquired IDM from Fidelity and MI, Credit, and Flood (collectively, the “Chicago Subsidiaries”) from Chicago Title , by merging the four subsidiaries with and into four previously-formed merger subsidiaries of the Company in simultaneous reverse triangular mergers (collectively, the “Mergers”). Concurrent with the Mergers, Fidelity transferred eighty percent (80%) of the issued and outstanding shares of capital stock of Fidelity National Tax Service, Inc. (“Tax” and together with IDM, the “Fidelity Subsidiaries”) to the Company (the “Share Exchange”). As a result of the Mergers and the Share Exchange, MI, Credit, Flood and IDM became wholly-owned subsidiaries of the Company, and Tax became a majority-owned subsidiary of the Company.

In consideration for the Mergers and the Share Exchange, the Company transferred to Chicago Title and Fidelity 11,703,801 shares and 5,507,671 shares of the Company’s common stock, respectively. Collectively, these shares of common stock then constituted approximately 77% of the outstanding capital stock of the Company. This transaction was a reverse merger, following which the Company became a majority-owned subsidiary of Fidelity. The Consolidated Financial Statements of the Company as of and for the six-month period ended June 30, 2001 reflect only the balance sheet, operations and cash flows of the Fidelity Subsidiaries and the Chicago Subsidiaries and reflect the Fidelity Subsidiaries and the Chicago Subsidiaries as the acquiror for accounting purposes.

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

The following selected unaudited pro forma results of operations for the six months ended June 30, 2001 has been prepared to illustrate the effects of the purchase of the Company by the Fidelity Subsidiaries and Chicago Subsidiaries as the accounting acquiror, as if this transaction had been completed January 1, 2001. The information provided for the Fidelity Subsidiaries and Chicago Subsidiaries has been derived from the Fidelity Subsidiaries’ historical financial statements. The information provided for the Company has been derived from the historical financial statements of the Company.

Six months ended
June 30, 2001

(in thousands, except per share data)
Total revenue	$105,180
Net earnings before merger-related expenses	$78
Net loss	$(450)
Basic and Diluted net loss per share before merger-related expenses	$—
Basic net loss per share	$(0.02)
Diluted net loss per share	$(0.02)

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

On January 2, 2002, the Company acquired ISDI.NET, LLC (“ISDI”), a technology, systems integration and consulting firm, in exchange for 275,000 shares of the Company’s Common Stock and $1.1 million in cash. Prior to the acquisition, the Company advanced to ISDI $1.1 million, which was included in Other Assets as of December 31, 2001. As a result of this acquisition, the Company recorded cost in excess of net assets acquired of $1.3 million.

On March 25, 2002, the Company sold its Environmental Risk Management Solutions business for $15.5 million in cash, resulting in a gain of $0.3 million. Proceeds from the sale were used to pay down the $12.6 million balance then outstanding under our revolving credit agreement with Fidelity. The remaining proceeds of $2.9 million were added to general working capital.

On May 28, 2002 the Company acquired a 55% interest in Hansen Quality Loan Services, LLC, a provider of collateral risk assessment and valuation services, for $4.125 million in cash and a convertible note. The note is in the amount of $4.125 million, bears interest at 4.5%, matures in May 2005, and is convertible into shares of the Company’s stock at $28.00 per share. The total purchase price was $8.25 million and the Company recorded cost in excess of net assets acquired of $7.5 million.

Note C — Recent Developments

On July 1, 2002 the Company acquired Comstock Net Services, Inc., a technology provider to real estate professionals, in exchange for $1.75 million in cash and 213,323 shares of the Company’s stock.

On July 9, 2002 the Company completed its previously announced tender for all of the outstanding shares of Micro General Corporation, (“MGEN”) whereby each share of MGEN common stock was exchanged for shares of FNIS common stock. Concurrently with the closing of the tender offer FNIS and MGEN consummated a short-form merger and MGEN became a wholly-owned subsidiary of FNIS.

The tender offer and merger were based on a fixed exchange ratio of .696 shares of FNIS common stock for each share of MGEN common stock. As a result, the Company issued 12,895,721 new shares of its common stock to acquire MGEN. Prior to the merger, Fidelity held a controlling interest in both MGEN and FNIS. The non-controlling equity interest of MGEN (48.4%) will be accounted for under the purchase method of accounting in accordance with Financial Accounting Standards Board Statement No. 141, Business Combinations (“SFAS 141”). Under the purchase method of accounting, assets acquired and liabilities assumed are recorded at their fair values. Goodwill is created to the extent that the offer and merger consideration including certain acquisition and closing costs exceeds the fair value of the net assets acquired.

The acquisition of the equity interest controlled by Fidelity (51.6%) is not considered a business combination because FNIS and MGEN were under common control by Fidelity. Therefore in accordance with SFAS 141, FNIS will recognize the assets and liabilities transferred at the historical carrying value, or book value, of MGEN in a manner similar to a pooling-of-interests, and not at fair value.

The following selected unaudited pro forma results of operations for the six months ended June 30, 2002 and 2001 has been prepared to illustrate the effects of the acquisition of MGEN by the Company as if this transaction had been completed January 1, 2001.

	Six months ended
	June 30,

	2002	2001

Revenue	$186,902	$122,431

Net earnings before merger related expenses	$13,675	$10,466

Net earnings	$13,145	$10,466

Basic earnings per share before merger related expenses	$0.37	$0.35

Diluted earnings per share before merger related expenses	$0.35	$0.34

Net earnings per share	$0.35	$0.35

Diluted net earnings per share	$0.34	$0.34

The pro forma results of operations for the six months ended June 30, 2002 and 2001, include compensation charges associated with unvested stock options of $1.0 million, net of income tax.

Also, subsequent to the merger of MGEN into FNIS, Fidelity exercised its option to convert a $5.3 million convertible note from MGEN into 403,120 shares of FNIS common stock.

As a result of the above three transactions, Fidelity’s ownership of the outstanding stock of FNIS decreased from approximately 77% as of June 30, 2002 to approximately 68% as of July 31, 2002.

On July 23, 2002 the Company entered into a merger agreement to acquire Factual Data Corp., (“FDCC”) a provider of customized information to businesses, primarily in the mortgage and consumer lending industries.

Under the terms of the merger agreement, FDCC will become a wholly owned subsidiary of FNIS and the stockholders of FDCC will receive the equivalent of $13.75 per FDCC common share for a total consideration of $84.2 million. Each share of FDCC common stock will be exchanged for a maximum of $10.31 in FNIS common stock and a minimum of $3.44 in cash. At its option, FNIS can elect to increase the cash consideration up to 100% of the purchase price.

Closing of the transaction is subject to several conditions, including the completion of due diligence by both parties, FDCC stockholder approval, certain third party consents and other customary closing conditions. FNIS retains the right to terminate the merger agreement if its average stock price is below $25 during a determination period immediately preceding the closing of the transaction. Principal stockholders that beneficially own in the aggregate more than 50 percent of the outstanding FDCC shares have entered into agreements to vote in favor of the merger. The parties expect the transaction to close in the fourth quarter of 2002.

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

Beginning on January 1, 2002, the Company ceased recording goodwill amortization in accordance with SFAS No. 142. The following table reconciles reported and adjusted net earnings and net earnings per share:

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

	(In thousands, except per share data)		(In thousands, except per share data)
Net earnings	$5,544	$929	$10,227	$2,655
Add back: Amortization of cost in excess of net assets acquired	—	837	—	1,528

Adjusted net earnings	$5,544	$1,766	$10,227	$4,183

Basic Earnings Per Share:
Net earnings	$0.22	$0.05	$0.42	$0.15
Amortization of cost in excess of net assets acquired	—	0.05	—	0.09

Adjusted net earnings per share — basic	$0.22	$0.10	$0.42	$0.24

Diluted Earnings Per Share:
Net earnings	$0.21	$0.05	$0.39	$0.15
Amortization of cost in excess of net assets acquired	—	0.05	—	0.09

Adjusted net earnings per share — diluted	$0.21	$0.10	$0.39	$0.24

Note E — Secured, Revolving Credit Facility and Convertible Note Payable

On September 24, 2001, the Company entered into a revolving credit agreement with Fidelity. The credit agreement provides for a maximum credit line of $25 million that expires and is due in September 2006. The credit facility bears interest at a rate of prime plus 2%. As of June 30, 2002, there were no amounts outstanding under the agreement.

In connection with the purchase of a 55% interest in Hansen Quality Loan Services, LLC on May 28, 2002, the Company issued a convertible note in the amount of $4.125 million. The Note bears interest at 4.5%, matures in May 2005 and is convertible at any time into shares of the Company’s common stock at $28.00 per share.

Note F — Earnings Per Share

The Company presents “basic” earnings per share, representing net earnings divided by the weighted average shares outstanding (excluding all common stock equivalents), and “diluted” earnings per share, representing the dilutive effect of all common stock equivalents. The following table illustrates the computation of basic and diluted earnings per share:

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

	(In thousands, except per share amounts)		(In thousands, except per share amounts)
Net earnings, basic and diluted basis	$5,544	$929	$10,227	$2,655

Weighted average shares outstanding during the period, basic basis	24,683	17,211	24,563	17,211
Plus: Common stock equivalent shares assumed from conversion of options and warrants	1,583	—	1,328	—

Weighted average shares outstanding during the period, diluted basis	26,266	17,211	25,891	17,211

Basic earnings per share	$0.22	$0.05	$0.42	$0.15

Diluted earnings per share	$0.21	$0.05	$0.39	$0.15

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

Services — services add value by combining manual intervention, outsourcing or process improvement with one or more of our data and/or solutions components. They can range considerably in scope, from improving a single process to providing complete outsourcing capabilities all of which can help to drive more revenue to the customer’s bottom line.

Corporate — corporate operations include certain financing and other general corporate expenses.

Six Months Ended:
June 30, 2002	Data	Solutions	Services	Corporate	Total

	(Dollars in thousands)
Total revenue	$73,229	$23,375	$29,168	$—	$125,772

Earnings (loss) before income taxes and minority interests	$17,292	$(411)	$5,028	$(4,919)	$17,292
Income tax expense (benefit)	7,037	(164)	2,011	(1,968)	6,916
Minority interests			149		149

Net earnings (loss)	$10,557	$(247)	$2,868	$(2,951)	$10,227

Assets	$84,519	$62,628	$35,826	$23,662	$206,635

Six Months Ended:
June 30, 2001	Data	Solutions	Services	Corporate	Total

	(Dollars in thousands)
Total revenue	$54,694	$447	$13,929	$—	$69,070

Earnings (loss) before income taxes	$3,852	$(185)	$1,589	$—	$5,256
Income tax expense (benefit)	1,906	(91)	786	—	2,601

Net earnings (loss)	$1,946	$(94)	$803	$—	$2,655

Assets	$84,569	$72	$13,341	$—	$97,982

The accounting policies of the segments are the same as those used in the Condensed Consolidated Financial Statements.

Since the Company’s last annual report for the year ended December 31, 2001, the format of the Condensed Consolidated Income Statements has changed to show the revenue and cost of revenue for each segment. The cost of revenue consists primarily of direct costs associated with the sales of products and services and does not include various overhead and indirect costs included in operating expenses. Major direct costs include subcontracted appraisal fees, purchased real estate data, direct printing costs, royalty and license fees, reseller commissions and variable sales compensation.

Sales between segments or transfers that occurred in the ordinary course of operations have been eliminated from the segment information provided.

Note H — Stockholders’ Equity

Stock Repurchase Program

On September 28, 2001, the Company’s Board of Directors authorized the Company to purchase up to 1,000,000 shares of its common stock. Purchases may be made from time to time by the Company in the open market, in block purchases or in privately negotiated transactions. During October 2001, the Company repurchased a total of 53,800 shares of common stock for $0.3 million at an average price of $6.30. No other repurchases have been made as of June 30, 2002.

Note I — Legal Proceedings

As discussed elsewhere in this report, on July 9, 2002, the Company acquired Micro General Corporation (NASDAQ:MGEN), through a tender offer and subsequent short-form merger. Prior to the acquisition, both the Company and MGEN were majority-owned public subsidiaries of Fidelity National Financial, Inc. (NYSE:FNFI) (“Fidelity”). Beginning on April 30, 2002 and continuing thereafter, a total of three separate lawsuits were filed in the Delaware Court of Chancery on behalf of a purported class of public stockholders of MGEN relating to the Company’s announcement that it was commencing the tender offer. The Delaware actions are captioned David Osher v. Foley, II, et al., C.A. No. 19593-NC; Helen Lapinski v. Foley, II, et al., C.A. No. 19594-NC; and John Calabria v. Inman, et al., C.A. No. 19595-NC. The actions generally name as defendants MGEN, Fidelity, the Company and the members of the MGEN Board of Directors (some of whom are also directors and officers of the Company), and generally allege that the consideration the Company offered to MGEN’s public stockholders in the tender offer was inadequate and unfair and that the Company and the individual defendants breached their fiduciary duties to MGEN’s public stockholders in formulating and making the offer. The actions sought to proceed on behalf of a class of MGEN stockholders other than the defendants, sought preliminary and permanent injunctive relief against the consummation of the offer, sought monetary damages in an unspecified amount and sought recovery of plaintiffs’ costs and attorneys’ fees. No motion for an injunction was ever filed, and the acquisition was consummated on July 9, 2002. Thus, while the claims remain outstanding, only monetary damages and recovery of costs and attorneys’ fees remain available as remedies. These actions otherwise remain in their earliest stages. The Company believes that the allegations are without merit and intends to defend against them vigorously.

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

Factors Affecting Comparability.

As explained earlier in this document, on August 1, 2001, we merged with the Fidelity Subsidiaries and the Chicago Subsidiaries. The merger was a reverse merger and we became a majority-owned subsidiary of Fidelity. Our Condensed Consolidated Statements of Operations therefore include the operations of FNIS since August 1, 2001, and the operations of the Fidelity Subsidiaries and Chicago Subsidiaries prior to that date. For the period ended June 30, 2002 operations also include Reez and Risco that were acquired on August 2, 2001, the MLS assets of Homeseeker’s acquired on December 3, 2001, the operations of ISDI, acquired on January 3, 2002, and a 55% interest in the operations of Hansen, acquired on May 28, 2002. As a result period-to-period comparisons may not be meaningful.

The following table illustrates the period of time each entity is reflected in our operations as a result of the mergers and acquisitions:

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

	Number of Months		Number of Months
Fidelity National Flood, Inc.	3	3	6	6
Fidelity National Tax Services, Inc.	3	3	6	6
Fidelity National Credit Service, Inc.	3	3	6	6
Market Intelligence, Inc.	3	3	6	6
IDM	3	3	6	6
FNIS Corporate	3	0	6	0
Geographic Underwriting System	3	0	6	0
MLS	3	0	6	0
Risco	3	0	6	0
Reez.com, Inc.	3	0	6	0
Homeseekers	3	0	6	0
ISDI	3	0	6	0
Hansen Quality Loan Services	1	0	1	0
Environmental Risk Management Solutions	0	0	3	0

Results of Operations

Net earnings for the second quarter of 2002 were $5.5 million, or $0.21 per diluted share, as compared with net earnings of $0.9 million, or $0.05 per diluted share, for the second quarter of 2001. Net earnings for the six months ended June 30, 2002 were $10.2 million, or $0.39 per diluted share, as compared with net earnings for the six months ended June 30, 2001 of $2.7 million, or $0.15 per diluted share.

The following table presents the calculation of net earnings before amortization of cost in excess of net assets acquired consistent with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”).

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

	(In thousands, except per share data)		(In thousands, except per share data)
Net earnings	$5,544	$929	$10,227	$2,655
Add back: Amortization of cost in excess of net assets acquired	—	837	—	1,528

Adjusted net earnings	$5,544	$1,766	$10,227	$4,183

Diluted Earnings Per Share:
Net earnings	$0.21	$0.05	$0.39	$0.15
Amortization of cost in excess of net assets acquired	—	0.05	—	0.09

Adjusted net earnings per share — diluted	$0.21	$0.10	$0.39	$0.24

Total revenue increased 72.5% to $62.6 million in the second quarter of 2002 as compared with the second quarter of 2001 and has increased 82.0% to $125.8 million in the six months ended June 30, 2002, compared with the corresponding period of the prior year. Growth in revenue from 2001 to 2002 is primarily a result of mergers and acquisitions, and low mortgage interest rates and a high number of real estate and loan refinancing transactions.

Included in revenue for the three and six months ended June 30, 2002 are revenues from the acquisition of Hansen and ISDI of $2.1 million and $2.4 million, respectively.

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

Beginning in December 2000 and continuing through the first quarter of 2002, interest rates have been reduced by 475 basis points, bringing interest rates down to their lowest level in recent history. This has significantly increased the volume of refinancing activity and other mortgage activity.

Interest rate changes have a significant impact on our valuation and appraisal services, flood services and credit services business lines, which have historically been closely aligned with the home equity credit market. As well, fluctuations in our tax services’ revenues usually result from changes in mortgage interest rates. Revenues increase during periods of relatively low interest rates due to higher refinance volumes and decline during periods of relatively high interest rates. MLS revenues are primarily connected with term contracts and are therefore not significantly affected by interest rate changes.

The following table presents information regarding the components of total costs and expenses:

	Three months ended				Six months ended
	June 30,				June 30,

		% of		% of		% of		% of
		Related		Related		Related		Related
		Revenue		Revenue		Revenue		Revenue
	2002	(1)	2001	(1)	2002	(1)	2001	(1)

	(Dollars in thousands)				(Dollars in thousands)
Cost of data revenue	$11,680	32.2%	$11,759	41.8%	$23,707	32.4%	$19,686	36.0%
Cost of solutions revenue	1,994	18.2%	33	12.7%	4,848	20.7%	44	9.9%
Cost of services revenue	7,977	52.0%	3,700	47.0%	15,656	53.7%	6,901	49.5%

	$21,651		$15,492		$44,211		$26,631

Operating expenses	31,237	49.9%	18,714	51.6%	64,275	51.1%	35,655	51.6%

Total	$52,888	84.6%	$34,206	94.3%	$108,486	86.3%	$62,286	90.2%

(Note 1 — Represents cost of data, solutions, and services revenue as a percentage of their respective revenue, i.e. cost of data revenue divided by data revenue. Operating expenses and total costs and expenses are calculated as a percentage of total revenue.)

Total costs and expenses as a percentage of revenue decreased in the quarter ended June 30, 2002 to 84.6% from 94.3% in the corresponding quarter of 2001. Total costs as a percentage of revenue for the six months ended June 30, 2002 decreased to 86.3% from 90.2% in the prior year. These decreases are primarily a result of personnel and other operating cost reductions from synergies realized in the mergers and acquisitions and, an improvement in the expense to revenue ratio at the operating unit level, partially offset by an increase in corporate administration costs since the business combination in August 2001 (prior to that date, the entities acquired from Fidelity were not engaged in the same activities as a publicly held stand-alone company and therefore did not have comparable costs).

The cost of revenue consists primarily of direct costs associated with the sales of products and services. Major direct costs include subcontracted appraisal fees, purchased real estate data, direct printing costs, royalty and license fees, reseller commissions and variable sales compensation. The percentage decrease in the cost of revenue for the data segment represented in the above table for 2002 compared with 2001 is due primarily to improvement in the operating efficiencies of the Credit Services company in the current quarter as compared with the same quarter in the prior year. The percentage increase of the costs of revenue for the solutions and services segments, is due primarily to a change in the mix of business resulting from the acquisitions and mergers.

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

The decrease in operating expenses as a percentage of total revenue in the three and six-month periods ending June 30, 2002 compared with the same periods in the prior year is due primarily to an improvement in the expense to revenue ratio at the operating unit level, partially offset by an increase in corporate administration costs since the business combination as described above.

Interest expense for the quarter ended June 30, 2002 was $0.1 million and primarily represents interest expense related to capital leases. Interest expense for the six months ended June 30, 2002 of $0.3 million includes approximately $0.2 million incurred in connection with the revolving credit facility with Fidelity. There was no interest expense for the three or six months ended June 30, 2001.

Other income of $0.3 million for the six months ended June 30, 2002 represents the gain on sale of the Environmental Risk Management Solutions operation. The operation was sold on March 25, 2002 for $15.5 million in cash. See Note B to Notes to Consolidated Financial Statements.

There was no amortization of cost in excess of net assets acquired in the three and six months ended June 30, 2002 as a result of adopting SFAS No. 142. Amortization of cost in excess of net assets acquired was $0.8 million and $1.5 million for the three and six-month periods ended June 30, 2001 respectively. See Note D of Notes to Consolidated Financial Statements.

Income taxes, as a percentage of earnings before income taxes, were 40.0% and 49.5% for the six-month periods ended June 30, 2002 and 2001, respectively. The change in income taxes as a percentage of earnings before income taxes from 2001 is primarily attributable to the elimination of amortization of cost in excess of net assets acquired consistent with SFAS No. 142.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows. Our cash requirements include personnel and other operating expenses, taxes, capital expenditures, systems development, and debt service. The nature of our business is not capital intensive, and we believe that all anticipated cash requirements for current operations will be met from internally generated funds and borrowings through existing credit facilities. Our short and long-term liquidity requirements are monitored regularly to match cash inflows with cash requirements. We forecast the daily needs of our business units and periodically review their short- and long-term projected sources and uses of funds, as well as the asset, liability, investment and cash flow assumptions underlying these projections.

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

Financing. Following the business combination with Fidelity in August 2001, we entered into a secured revolving credit agreement with Fidelity. The credit agreement provides for a maximum credit line of $25 million that expires and is due in September 2006 and bears interest at a variable rate of prime plus 2%. Amounts borrowed under the credit agreement were used to repay Fidelity, who retired the company’s debt existing at the time of the business combination. In the first quarter of 2002, the Company’s outstanding balance was fully repaid with proceeds from the sale of its’ Environmental Risk Management Solutions operation. At June 30, 2002, the full amount of the credit line was available.

Financing Obligations. Our financing obligations generally include our credit agreement with Fidelity and operating and capital lease payments on certain of our premises and equipment. On May 28, 2002 we issued a convertible note payable to Hansen Quality Loan Services in connection with our purchase of a 55% interest in Hansen. The note is in the amount of $4.125 million, bears interest at 4.5%, matures in May 2005, and is convertible into shares of the Company’s common stock at $28.00 per share.

Other Commercial Commitments. In October 2001 we entered into a strategic alliance agreement with Lexis-Nexis to acquire a 50% ownership interest in their national real estate database. The terms of the agreement require us to make annual payments over the next four years to complete the transaction. These payments may be accelerated at our option.

Under the terms of our agreement with Homeseeker’s, we are obligated to pay $1.2 million to Homeseeker’s upon completion of certain enhancements to a software platform acquired from them. A progress payment of $0.5 million was paid to Homeseeker’s during the current quarter.

Critical Accounting Policies. There have been no material changes in our critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2001.

Effects of Transaction With Related Parties. Included in the accompanying financial statements are payments to two related parties, Fidelity and Micro General Corporation, a majority owned subsidiary of Fidelity. The amounts paid to Fidelity were for executive and general management, accounting, legal and administrative services provided to us under an agreement effective August 1, 2001. Base annual fees under the agreement with Fidelity are currently $1.3 million. The amounts paid to Micro General were for information technology and business communication services provided to us under an agreement effective August 2, 2001. The agreements with Fidelity and Micro General are for one and three-year terms respectively. Fees for the services provided in the agreements are based on estimated time incurred to perform each of the functions and the estimated personnel costs for the function performed, plus in the case of Micro General, a profit margin. Amounts paid to Fidelity under the agreement for the three and six months ended June 30, 2002 were $0.4 million and $0.7 million, respectively. Amounts paid to Micro General under the agreement for the three and six months ended June 30, 2002 were $2.3 million and $5.0 million, respectively.

As explained in Note C above, we completed the acquisition of Micro General Corporation on July 9, 2002.

Included in our Revenue for the three and six months ended June 30, 2002 are $2.1 million and $3.1 respectively, for sales of data and other products and services to Fidelity.

As of June 30, 2002 the net amount receivable from Fidelity was $1.2 million and the amount owed to Micro General was $0.6 million.

Capital Stock Transactions.

On September 28, 2001, our Board of Directors authorized us to repurchase up to 1,000,000 shares of our common stock. Purchases may be made by us from time to time in the open market or in block purchases or in privately negotiated transactions depending on market conditions and other factors. During October 2001, we repurchased a total of 53,800 shares of our common stock for $0.3 million, at an average purchase price of $6.30 per share. No other repurchases have been made as of June 30, 2002.

On January 2, 2002, the Company acquired ISDI.NET, LLC (“ISDI”), a technology, systems integration and consulting firm, in exchange for 275,000 shares of the Company’s Common Stock and $1.1 million in cash. See Note B.

Subsequent to the quarter end, we issued 12,895,721 shares of our common stock in connection with the completion of the acquisition of MGEN. See Note C.

Also, subsequent to the merger of MGEN into FNIS, Fidelity exercised its option to convert a note held by MGEN into 403,120  shares of FNIS common stock.

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

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, (“SFAS No. 146”). This standard is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard is not expected to have a material effect on the Company’s financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes in the market risks described in our Annual Report on Form 10K for the year ended December 31, 2001.

Part II: OTHER INFORMATION

Item 1. Legal Proceedings

As discussed elsewhere in this report, on July 9, 2002, the Company acquired Micro General Corporation (NASDAQ:MGEN), through a tender offer and subsequent short-form merger. Prior to the acquisition, both the Company and MGEN were majority-owned public subsidiaries of Fidelity National Financial, Inc. (NYSE:FNFI)("Fidelity"). Beginning on April 30, 2002 and continuing thereafter, a total of three separate lawsuits were filed in the Delaware Court of Chancery on behalf of a purported class of public stockholders of MGEN relating to the Company's announcement that it was commencing the tender offer. The Delaware actions are captioned David Osher v. Foley, II, et al., C.A. No. 19593-NC; Helen Lapinski v. Foley, II, et al., C.A. No. 19594-NC; and John Calabria v. Inman, et al., C.A. No. 19595-NC. The actions generally name as defendants MGEN, Fidelity, the Company and the members of the MGEN Board of Directors (some of whom are also directors and officers of the Company), and generally allege that the consideration the Company offered to MGEN's public stockholders in the tender offer was inadequate and unfair and that the Company and the individual defendants breached their fiduciary duties to MGEN's public stockholders in formulating and making the offer. The actions sought to proceed on behalf of a class of MGEN stockholders other than the defendants, sought preliminary and permanent injunctive relief against the consummation of the offer, sought monetary damages in an unspecified amount and sought recovery of plaintiffs' costs and attorneys' fees. No motion for an injunction was ever filed, and the acquisition was consummated on July 9, 2002. Thus, while the claims remain outstanding, only monetary damages and recovery of costs and attorneys' fees remain available as remedies. These actions otherwise remain in their earliest stages. The Company believes that the allegations are without merit and intends to defend against them vigorously.

Item 2. Changes in Securities and Use of Proceeds.

     (a)  Changes in Securities.

     In August 1997, the Company’s Board of Directors authorized the issuance of 2,500 shares of Series F Convertible Preferred Stock, par value $0.001 per share (“the Series F Preferred”). The salient terms of the Series F Preferred include:

•	the right of Series F Preferred holders to receive quarterly dividends of $30.00 per share which would be increased by $5.00 per share for each year after August 31, 2002;

•	that the Series F Preferred may be redeemed, at the Company’s option, at any time, provided the average closing bid price of the Company’s common stock for the 20 consecutive trading days preceding the date of the redemption notice exceeds 200% of the Series F Preferred conversion price;

•	the liquidation preference of $1,000 per share, plus unpaid dividends; and

•	the right of Series F Convertible Preferred holders to vote on an as-if converted basis with the holders of common stock in the election of our directors.

     At the Annual Meeting of Company stockholders on July 8, 2002, the Company’s stockholders approved a proposal to remove the Series F Preferred as an authorized class of the Company’s capital stock. The Company’s Amended and Restated Certificate of Incorporation, effecting the removal of the Series F Preferred, was filed with the Delaware Secretary of State on July 11, 2002. No shares of Series F Preferred were outstanding at the time of the stockholder vote or the filing of the amended charter. Management does not believe that the rights of the Company’s common stockholders will be impacted in any way by the charter amendment.

     (b)  Recent Sales of Unregistered Securities

     On May 28, 2002, the Company acquired a 55% interest in Hansen Quality Loan Services, LLC, a provider of collateral risk assessment and valuation services, for cash and a convertible note. The note was issued to Hansen Quality Loan Services, a California corporation, in the original principal amount of $4.125 million, bears interest at 4.5%, matures in May 2005, and is convertible at any time into shares of the Company’s common stock at $28.00 per share. In issuing the convertible note, the Company relied upon the exemption from registration provided by Regulation D promulgated under the Securities Act of 1933, as amended, and the representation by the holder of the convertible note that it was an accredited investor within the meaning of Regulation D. The convertible note also provides that only restricted securities may be issued upon conversion.

Item 4. Submission of Matters to Vote of Security Holders

     None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

3.1 Amended and Restated Certificate of Incorporation of the Registrant, filed with the Delaware Secretary of State on July 11, 2002.

99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1850.

99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. § 1850.

(b)	Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIDELITY NATIONAL INFORMATION SOLUTIONS, INC.

(Registrant)

By:	/s/ Neil A. Johnson

Neil A. Johnson Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)		Date: August 14, 2002

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Fidelity National Information Solutions, Inc.
99.1	Certification by Chief Executive Officer of periodic financial reports pursuant to 18 U.S.C. §1350
99.2	Certification by Chief Financial Officer of periodic financial reports pursuant to 18 U.S.C. §1350