Form 10-Q
period 2002-09-30
FIDELITY NATIONAL INFORMATION SOLUTIONS INC
filed 2002-11-14
CIK 888793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2002

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

YES  [X]          NO  [  ]

As of October 31, 2002, 39,313,127 shares of the Registrant’s Common Stock were outstanding.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended September 30, 2002

Part I: FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

FIDELITY NATIONAL INFORMATION SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 30,	December 31,
	2002	2001

Assets

Cash and cash equivalents	$4,015	$12,909

Short term investments	35,817	—

Trade accounts receivable, less allowance for doubtful accounts	43,902	34,369

Trade accounts receivable due from affiliates	20,870	14,112

Notes receivable	132	1,552

Prepaids and other current assets	8,931	5,193

Deferred tax assets	7,713	12,040

Total current assets	121,380	80,175

Property, equipment, and software, net	53,088	50,920

Cost in excess of net assets acquired, net	224,704	101,962

Other intangibles, and other assets, net	40,792	22,450

Deferred taxes, long term portion	19,591	19,890

Total assets	$459,555	$275,397

Liabilities and stockholders’ equity

Accounts payable and accrued expenses	$18,584	$15,776

Related party payables	621	1,156

Income taxes payable	2,661	6,532

Deferred revenue, current portion	22,078	19,214

Current portion of notes payable	1,954	5,114

Current portion of capital leases	3,609	1,398

Other current liabilities	19,183	13,647

Total current liabilities	68,690	62,837

Secured, revolving credit facility with parent	—	18,653

Notes payable	4,125	6,461

Capital lease obligations, less current maturities	3,865	1,212

Deferred revenue, long term portion	7,958	7,152

Other liabilities	3,188	3,436

Total liabilities	87,826	99,751

Minority interests	998	12,221

Preferred stock of consolidated subsidiary, held by outside parties	7,062	7,062

Stockholders’ equity:

Common stock, par value $0.001; 200,000,000 shares authorized; issued 38,485,602 and outstanding 38,431,802 as of September 30, 2002; and issued 30,840,828 and outstanding 30,787,028 as of December 31, 2001	38	31

Treasury Stock, 53,800 shares as of September 30, 2002 and 65,842 as of December 31, 2001	(339)	(552)

Additional paid-in capital	349,656	183,736

Retained earnings (accumulated deficit)	16,894	(26,834)

Unearned compensation costs	(2,120)	—

Accumulated other comprehensive loss	(460)	(18)

Total stockholders’ equity	363,669	156,363

Total liabilities and stockholders’ equity	$459,555	$275,397

See Notes to Consolidated Financial Statements

FIDELITY NATIONAL INFORMATION SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenue:

Data	$40,495	$31,478	$113,724	$86,172

Solutions	14,715	7,667	44,212	11,284

Solutions – related party	30,875	27,569	85,883	77,759

Services	21,503	10,598	50,671	24,527

Total revenue	107,588	77,312	294,490	199,742

Costs and expenses:

Cost of data revenue	12,892	11,149	36,599	30,835

Cost of solutions revenue	10,733	9,622	29,227	23,163

Cost of services revenue	11,547	5,448	27,203	12,349

Operating expenses(1)	54,770	41,501	158,735	105,810

Merger related costs	7,365	—	7,365	—

Amortization of cost in excess of net assets acquired	—	1,052	—	3,111

Total costs and expenses	97,307	68,772	259,129	175,268

Operating income	10,281	8,540	35,361	24,474

Interest expense	319	460	1,254	789

Other (income) expense, net	(230)	—	(836)	—

Earnings before income taxes and minority interests	10,192	8,080	34,943	23,685

Income taxes	3,877	2,697	13,628	8,188

Minority interests	390	1,389	2,312	3,014

Earnings from continuing operations	5,925	3,994	19,003	12,483

Discontinued operations:

Loss from discontinued operations, net of tax	—	894	—	2,926

Net earnings	$5,925	$3,100	$19,003	$9,557

Earnings from continuing operations per share

— basic	$0.16	$0.14	$0.57	$0.49

— diluted	$0.15	$0.14	$0.54	$0.49

Earnings per share

— basic	$0.16	$0.11	$0.57	$0.38

— diluted	$0.15	$0.11	$0.54	$0.38

Weighted average shares — basic	37,615	28,456	33,372	25,412

Weighted average shares — diluted	39,721	28,529	35,372	25,441

(1) Excludes $5.5 million of stock option compensation costs that are included in merger related costs.

See Notes to Consolidated Financial Statements

FIDELITY NATIONAL INFORMATION SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

					Retained		Accumulated
	Common Stock			Additional	Earnings	Unearned	Other	Total
			Treasury	Paid-in	(Accumulated	Compensation	Comprehensive	Stockholders’
	Shares	Amount	Stock	Capital	Deficit)	Costs	Loss	Equity

Balance at December 31, 2001	30,787	$31	$(552)	$183,736	$(26,834)	$—	$(18)	$156,363

Shares issued to acquire ISDI	275	—	—	1,922	—	—	—	1,922

Exercise of stock options and warrants	459	1	—	18,391	—	—	—	18,392

Tax benefit associated with exercise of stock options	—	—	—	13,137	—	—	—	13,137

Shares issued for employee benefit plan	51	—	—	988	—	—	—	988

Shares issued to acquire Comstock	214	—	—	5,500	—	—	—	5,500

Shares issued to acquire Micro General minority interest	6,243	6	213	120,718	24,725	(2,120)	—	143,542

Shares issued for convertible note	403	—	—	5,264	—	—	—	5,264

Translation adjustment	—	—	—	—	—	—	(442)	(442)

Net earnings	—	—	—	—	19,003	—	—	19,003

Balance at September 30, 2002	38,432	$38	$(339)	$349,656	$16,894	$(2,120)	$(460)	$363,669

See Notes to Consolidated Financial Statements

FIDELITY NATIONAL INFORMATION SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended
	September 30,

	2002	2001

Cash flows from operating activities:

Earnings from continuing operations	$19,003	$12,483

Reconciliation of net earnings to net cash provided by operating activities:

Depreciation and amortization	14,301	9,353

(Gain) /loss on disposal of property and equipment	(344)	138

Stock compensation	5,454	4,500

Tax expense against goodwill, equity, deferred taxes	—	2,215

Minority interest	2,312	3,492

Changes in assets and liabilities, net of effects of business acquisitions:

Accounts receivable	(7,214)	(13,078)

Prepaid and other assets	(5,377)	1,743

Accounts payable and other liabilities	1,591	2,374

Deferred revenue	3,670	7,235

Tax benefit associated with the exercise of stock options	13,137	—

Income taxes	(3,871)	(3,064)

Related party receivables (payables)	(7,293)	1,855

Net cash provided by operating activities	35,369	29,246

Cash flows from investing activities:

Purchase of property, equipment and software	(10,920)	(18,555)

Increase/(decrease) in notes receivable	320	(818)

Proceeds from sale of operating division	15,500	—

Purchase of short term investments	(35,817)	—

Business acquisitions, net	(7,405)	(1,630)

Net cash used in investing activities	(38,322)	(21,003)

Cash flows from financing activities:

Repayment of debt	(23,023)	(7,030)

Repayment of capital lease obligations	(1,466)	(372)

Purchase of treasury stock	(390)	—

Proceeds from stock options and employee benefit plans	19,380	1,856

Net change in cumulative translation adjustment	(442)	129

Net cash used in financing activities	(5,941)	(5,417)

Net (decrease) increase in cash	(8,894)	2,826

Cash and cash equivalents at beginning of period	12,909	6,553

Cash and cash equivalents at end of period	$4,015	$9,379

Supplemental cash flow information:

Income taxes paid	$4,111	$1,327

Interest paid	$1,518	$1,132

Supplemental cash flow information on non-cash investing and financing activities:

Details of acquisitions:

Fair value of assets acquired	$175,424	$121,8022

Less: cash paid for acquisitions, net	(7,405)	(1,631)

Liabilities assumed and equity issued	$168,019	$120,171

Conversion of notes payable to common stock	$5,264	$—

Assets acquired through capital lease	$6,330	$161

See Notes to Consolidated Financial Statements

FIDELITY NATIONAL INFORMATION SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note A – Summary of Certain Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The financial information included in this report includes the accounts of Fidelity National Information Solutions, Inc. and its subsidiaries (collectively, the “Company” or “FNIS”) and has been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q and Article 10 of Regulation S-X. All adjustments considered necessary for a fair presentation have been included. This report should be read in conjunction with the Annual Reports on Form 10-K of the Company and of Micro General Corporation, which was acquired by the Company on July 9, 2002, for the year ended December 31, 2001.

Certain reclassifications have been made in the 2001 Consolidated Financial Statements to conform to the classifications in 2002. These include those adjustments and reclassifications necessary to reflect the merger of Micro General in a manner similar to a pooling-of-interests. See Note B.

Investments

Short-term investments, which consist primarily of money market instruments, which have an original maturity of one year or less, are carried at amortized cost, which approximates fair value.

Software Development Costs

Costs incurred internally in creating computer software to be leased or sold or for internal use are charged to expense when incurred until technological feasibility has been established. Technological feasibility is established upon completion of a detailed program design or, in its absence, completion of a working model. Costs incurred in developing software intended for internal use are capitalized after the initial planning phase is completed. Thereafter, certain software production costs are capitalized and subsequently reported at the lower of unamortized costs or net realizable value. Capitalized costs are amortized based on their economic life, generally 3 to 10 years.

Costs in Excess of Net Assets Acquired and Other Intangible Assets

The Company has made certain acquisitions in the past that resulted in recording significant cost in excess of net assets acquired and other intangible assets. In 2001 cost in excess of net assets acquired was amortized on a straight-line basis over 15 years. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Intangible Assets”, effective 2002, these amounts are no longer amortized but are tested for impairment annually through a comparison of the assets’ fair value to their carrying value. Accordingly, the Company performed an analysis as of January 1, 2002 and determined that no impairment had occurred. Other intangible assets that meet certain criteria will continue to be amortized and are also subject to an impairment test based on estimated fair value. See Note E.

Revenue Recognition

The Company recognizes revenue from the sale of services or data when evidence of the arrangement exists, delivery has occurred, the sales price has been determined and collectibility is deemed probable, generally in the month in which the report is shipped or in which information is transmitted to the customer, in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition” (“SAB 101”). The flood and tax units of the Company provide various services including life of loan monitoring services. A portion of such revenues received are deferred and recognized ratably over the estimated average life of the loan portfolio from which the revenue is derived. The amount deferred is approximately 25% for flood and 50% for tax of the total life of loan monitoring revenue received and is based on the estimated value of the services to be provided over the life of the loan.

Revenue from the sale of software is recognized in the month in which the revenue recognition criteria of Statement of Position No. 97-2, “Software Revenue Recognition” (“SOP 97-2”) are met, generally the month in which the software is shipped to the customer.

Systems solutions sold to customers may involve a selection of the following elements: computer hardware (sold or leased), internally developed software, telecommunications services, information security, training and customer support. These systems solutions services have been accounted for under the provisions of SOP 97-2. Revenue recognition commences at the point at which the Company has delivered to the customer all elements essential to the functionality of the systems solution. Accordingly, the Company defers and recognize revenue associated with these arrangements ratably over the terms of the underlying agreements, commencing at contract “cutover.” Cutover is generally defined as the point at which the hardware is installed, software has been delivered, training is completed, and the service is accessible to and usable by the customer. Cash received prior to cutover are deferred and recognized as revenue ratably over the life of the contract. For certain sales, the Company provides 90 – 270 day initial maintenance and support to the customer. Costs relating to this initial support period are accrued at the time of the sale. The Company utilizes the percentage of completion method where significant customization is made to software products sold.

Certain other elements of the agreements, such as ongoing maintenance, involve separately stated fees. Revenues associated with such other elements are recognized over the periods during which the services are performed, generally on a monthly basis.

Hardware may be sold or leased to the Company’s systems solutions customers. Such hardware is standard, non-customized equipment that can be used for other information processing applications. Leases of hardware are generally classified as “sales-type leases” in accordance with the provisions of SOP 97-2 and SFAS No. 13, “Accounting for Leases,” and revenue is recognized upon delivery.

Revenues from providing management support and consulting services are recognized as services are performed.

Effects of Transactions with Related Parties

Included in other operating expenses for the three and nine months ended September 30, 2002 are $0.4 million and $1.1 million paid to Fidelity National Financial, Inc. (“Fidelity”). As discussed in Note C, Fidelity owns approximately 68% of the outstanding shares of the Company. These amounts paid to Fidelity are for executive and general management, accounting, legal and administrative services provided to the Company under an agreement effective August 1, 2001. Fees for the services provided are based on estimated time incurred to perform each of the functions and the estimated personnel costs for the function. Included in revenue for the three and nine months ended September 30, 2002 are $33.3 million ($30.9 million — Solutions segment; $2.4 million — Data segment) and $91.5 million ($85.9 million — Solution segment; $5.6 million — Data segment) for sales of products and services to Fidelity which is primarily related to our solutions segment.

As of September 30, 2002, the net amount owed to the Company by Fidelity for products and services was $20.2 million. The Company also has a $25.0 million secured revolving credit facility with Fidelity. As of September 30, 2002, there were no amounts outstanding under this facility. See Note F. Interest expense related to these transactions was $0.2 million for the nine months ended September 30, 2002. There was no interest expense for the three months ended September 30, 2002.

As of September  30, 2002, the Company had a $4.1 million note payable to a related party. See Note F.

Note B – Micro General Merger

On April 30, 2002, the Company announced a tender offer for all of the outstanding shares of Micro General Corporation (NASDAQ: MGEN – “MGEN” or “Micro General”), another majority owned subsidiary of Fidelity, whereby each share of MGEN common stock would be exchanged for shares of the Company’s common stock. On July 9, 2002, the Company also acquired the remaining outstanding stock of MGEN through a short-form merger. As a result of the tender offer and subsequent short-form merger MGEN became a wholly-owned subsidiary of the Company.

The tender offer and merger were based on a fixed exchange ratio of .696 shares of FNIS common stock for each share of MGEN common stock. As a result, the Company issued 12,895,721 new shares of its common stock to acquire MGEN. Prior to the merger, Fidelity held a controlling interest in both MGEN and FNIS. The acquisition of the non-controlling equity interest of MGEN (48.4%) was accounted for under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. Under the purchase method of accounting, assets acquired and liabilities assumed are recorded at their fair values. Cost in excess of net assets acquired is created to the extent that the offer and merger consideration including certain acquisition and closing costs exceeds the fair value of the net assets acquired.

In the Company’s consolidated financial statements, this transaction is accounted for in accordance with SFAS No. 141, “Business Combinations” and FASB Technical Bulletin 85-5. Accordingly, the acquisition of the minority stockholders’ interest in MGEN (the “noncontrolled equity interest”) was recognized by the Company as the acquisition of shares from a minority interest, which is accounted for by the purchase method under SFAS No. 141. The acquisition of the equity interest controlled by Fidelity (51.6%) is not considered a business combination because FNIS and MGEN were entities under common control by Fidelity. Therefore, FNIS recorded the assets and liabilities transferred at the historical carrying value, or book value of MGEN, and the results of operations in a manner similar to a pooling-of-interests. Accordingly, all amounts contained herein have been prepared as if the transaction took place on the first day of the periods presented.

The total purchase price of the minority interest was $153.2 million and the Company recorded cost in excess of net assets acquired of $120.0 million. The Company has recorded certain preliminary purchase accounting adjustments, which are based on estimates utilizing available information. Such purchase accounting adjustments may be revised as additional information becomes available.

Also, subsequent to the merger of MGEN into FNIS, Fidelity exercised its option to convert a $5.3 million convertible note from MGEN into 403,120 shares of FNIS common stock.

As a result of the above three transactions, Fidelity’s ownership of the outstanding stock of FNIS decreased from approximately 77% as of June 30, 2002 to approximately 68% as of September 30, 2002.

In connection with this transaction, the Company issued 1,008,896 options with an average exercise price of $14.67 and 449,790 warrants with an average exercise price of $6.68 in exchange for the outstanding MGEN options and warrants. This resulted in the Company recording stock compensation costs of $5.5 million in the third quarter. The Company also expensed transaction costs for legal, accounting, appraisal and financial advisory services of $1.9 million of which $1.2 million relates to the MGEN transaction.

Note C — Acquisitions and Dispositions

On March 20, 2000, Fidelity National Financial, Inc. (“Fidelity”) consummated a merger with Chicago Title Corporation, as a result of which Fidelity acquired Chicago Title and Trust Company (“Chicago Title”). Subsequent to the merger, Fidelity combined its flood services (“Fidelity Flood”) and credit services (“Fidelity Credit”) with the flood services (“Chicago Flood”) and credit services (“Chicago Credit”) of Chicago Title. The merged flood services business (“Fidelity National Flood, Inc.” or “Flood”) and the merged credit services business (“Fidelity National Credit Services, Inc.” or “Credit”) became wholly-owned subsidiaries of Chicago Title. Fidelity also acquired Market Intelligence, Inc. (“MI,” — together with Chicago Flood and Chicago Credit, the “Chicago Companies”). The acquisition was accounted for as a purchase, and, accordingly, the purchase price of $43.5 million was allocated to the tangible assets acquired, cost in excess of net assets acquired and liabilities assumed, at fair value, in the amounts of $26.9 million, $26.1 million, and $9.5 million, respectively.

Fidelity acquired 100% of the outstanding stock of IDM on January 3, 2001. The acquisition was accounted for as a purchase and, accordingly, the purchase price of $20.8 million was allocated to assets acquired, cost in excess of net assets acquired and liabilities assumed, at fair values, in the amounts of $1.9 million, $19.3 million, and $0.4 million, respectively.

On August 1, 2001, the Company, pursuant to an Agreement and Plan of Reorganization and Merger dated April 12, 2001, acquired IDM from Fidelity and MI, Credit, and Flood (collectively, the “Chicago Subsidiaries”) from Chicago Title, by merging the four subsidiaries with and into four previously-formed merger subsidiaries of the Company in simultaneous reverse triangular mergers (collectively, the “Mergers”). Concurrent with the Mergers, Fidelity transferred eighty percent (80%) of the issued and outstanding shares of capital stock of Fidelity National Tax Service, Inc. (“Tax” and together with IDM, the “Fidelity Subsidiaries”) to the Company (the “Share Exchange”). As a result of the Mergers and the Share Exchange, MI, Credit, Flood and IDM became wholly-owned subsidiaries of the Company, and Tax became a majority-owned subsidiary of the Company.

In consideration for the Mergers and the Share Exchange, the Company transferred to Chicago Title and Fidelity 11,703,801 shares and 5,507,671 shares of the Company’s common stock, respectively. Collectively, these shares of common stock then constituted approximately 77% of the outstanding capital stock of the Company. This transaction was a reverse merger, following which the Company became a majority-owned subsidiary of Fidelity. The Consolidated Statement of Earnings and the Consolidated Statement of Cash Flows of the Company for the nine-month period ended September 30, 2001 reflect only two months of operations and cash flows of the reorganized entity and seven months of operations and cash flows of the Fidelity Subsidiaries and the Chicago Subsidiaries. The financial statements reflect the Fidelity Subsidiaries and the Chicago Subsidiaries as the acquiror for accounting purposes.

The total purchase price of $34.8 million was allocated to the tangible assets acquired, cost in excess of net assets acquired, and liabilities assumed, at fair value, in the amounts of $43.3 million, $31.9 million, and $40.4 million, respectively.

The following selected unaudited pro forma results of operations for the nine months ended September 30, 2001 has been prepared to illustrate the effects of the purchase of the Company by the Fidelity Subsidiaries and Chicago Subsidiaries as the accounting acquiror, as if this transaction had been completed January 1, 2001. The information provided for the Fidelity Subsidiaries and Chicago Subsidiaries has been derived from the Fidelity Subsidiaries’ historical financial statements. The information provided for the Company has been derived from the historical financial statements of the Company.

Nine months ended
September 30, 2001

(in thousands, except per
share data)

Total revenue	$241,351

Net earnings before merger-related expenses and amortization	$3,873

Net earnings before amortization	$1,003

Basic and diluted net earnings per share before merger-related expenses and amortization:

Basic net loss per share	$0.15

Diluted net loss per share	$0.15

On August 2, 2001, the Company acquired 100% of the outstanding common shares of Risco, Inc. (“Risco”) from Fidelity. The results of Risco’s operations have been included in the Consolidated Financial Statements since that date. Risco was the third largest multiple listing service vendor in the United States. In connection with this acquisition, the Company issued 1,614,286 of its common stock at $7.34 per share. The total purchase price was $11.9 million and the Company recorded cost in excess of net assets acquired of $3.4 million.

On August 2, 2001, the Company purchased the assets and liabilities of Reez.com (“Reez”) from Fidelity. The results of Reez’s operations have been included in the Consolidated Financial Statements since that date. Reez’s software provides the realtor, consumer and settlement service provider with an on-line platform to schedule, track and close real estate transactions. As a result of this acquisition, the Company issued 135,971 of its common stock at $7.34 per share. The total purchase price was $1.0 million and the cost in excess of net assets acquired in connection with the acquisition was immaterial.

On October 10, 2001, the Company purchased the residual 20% minority interest in Tax for $5.4 million in cash that resulted in cost in excess of net assets acquired of $4.5 million.

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

On May 28, 2002 the Company acquired a 55% interest in Hansen Quality Loan Services, LLC, a provider of collateral risk assessment and valuation services for real estate mortgage financing, for $4.1 million in cash and a convertible note. The note is in the amount of $4.1 million, bears interest at 4.5%, matures in May 2005, and is convertible into shares of the Company’s stock at $28.00 per share. The total purchase price was $8.3 million and the Company recorded cost in excess of net assets acquired of $5.4 million.

On July 1, 2002 the Company acquired Comstock Net Services, Inc., a technology provider to real estate professionals, in exchange for $1.8 million in cash and 213,323 shares of the Company’s stock. As a result of this acquisition the Company recorded cost in excess of net assets acquired of $3.8 million.

On July 23, 2002 the Company entered into a merger agreement to acquire Factual Data Corp., (“FDCC” or “Factual Data”). The closing of the transaction was subject to several conditions, including the completion of due diligence by both parties, FDCC stockholder approval, certain third party consents and other customary closing conditions. In August, FNIS and FDCC jointly announced the cancellation of the merger.

Note D — Recent Developments

On October 29, 2002 the Company acquired all of the common stock of Eastern Financial Systems (“Eastern”), an industry leading mortgage loan origination software system provider in exchange for $52.3 million in cash and stock. As a result of this acquisition the Company issued 880,726 shares of stock and recorded cost in excess of net assets acquired of $36.2 million.

Note E — Adoption of SFAS No. 142, “Goodwill and Intangible Assets”

SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount.

The Company has performed a goodwill impairment test, as of January 1, 2002, on its reporting units and has determined that each of its reporting units has a fair value in excess of its carrying value. Accordingly, no goodwill impairment has been recorded.

Beginning on January 1, 2002, the Company ceased recording goodwill amortization in accordance with SFAS No. 142. The following table reconciles reported and adjusted earnings per share as if goodwill was not being amortized in 2001:

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

	(In thousands, except		(In thousands, except
	per share data)		per share data)

Net earnings	$5,925	$3,100	$19,003	$9,557

Add back: amortization of cost in excess of net assets acquired	—	1,052	—	3,111

Adjusted net earnings	$5,925	$4,152	$19,003	$12,668

Basic earnings per share:

Net earnings per share	$0.16	$0.11	$0.57	$0.38

Amortization of cost in excess of net assets acquired	—	0.04	—	0.12

Adjusted net earnings per share — basic	$0.16	$0.15	$0.57	$0.50

Diluted earnings per share:

Net earnings	$0.15	$0.11	$0.54	$0.38

Amortization of cost in excess of net assets acquired	—	0.04	—	0.12

Adjusted net earnings per share — diluted	$0.15	$0.15	$0.54	$0.50

Note F — Secured, Revolving Credit Facility and Convertible Note Payable

On September 24, 2001, the Company entered into a revolving credit agreement with Fidelity. The credit agreement provides for a maximum credit line of $25.0 million that expires and is due in September 2006. The credit facility bears interest at a rate of prime plus 2%. As of September 30, 2002, there were no amounts outstanding under the agreement.

In connection with the purchase of a 55% interest in Hansen Quality Loan Services, LLC on May 28, 2002, the Company issued a convertible note in the amount of $4.1 million. The Note bears interest at 4.5%, matures in May 2005 and is convertible at any time into shares of the Company’s common stock at $28.00 per share.

Note G — Earnings Per Share

The Company presents “basic” earnings per share and earnings from continuing operations per share, representing net earnings and earnings from continuing operations divided by the weighted average shares outstanding (excluding all common stock equivalents), and “diluted” earnings per share and earnings from continuing operations per share, representing the dilutive effect of all common stock equivalents. The following table illustrates the computation of basic and diluted earnings per share and earnings from continuing operations per share:

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

	(In thousands, except		(In thousands, except
	per share amounts)		per share amounts)

Weighted average shares outstanding during the period, basic basis	37,615	28,456	33,372	25,412

Plus: common stock equivalent shares assumed from conversion of options, warrants and note payable	2,106	73	2,000	29

Weighted average shares outstanding during the period, diluted basis	39,721	28,529	35,372	25,441

Earnings from continuing operations, basic	$5,925	$3,994	$19,003	$12,483

Interest expense, net of income tax effect, applicable to convertible notes	17	—	150	—

Earnings from continuing operations, diluted	$5,942	$3,994	$19,153	$12,483

Basic earnings from continuing operations per share	$0.16	$0.14	$0.57	$0.49

Diluted earnings from continuing operations per share	$0.15	$0.14	$0.54	$0.49

Net earnings, basic	$5,925	$3,100	$19,003	$9,557

Interest expense, net of income tax effect, applicable to convertible notes	17	—	150	—

Net earnings, diluted	$5,942	$3,100	$19,153	$9,557

Basic net earnings per share	$0.16	$0.11	$0.57	$0.38

Diluted net earnings per share	$0.15	$0.11	$0.54	$0.38

Note H — Segment Information

In the Company’s last annual report, for the year ended December 31, 2001, the Company was organized into three segments for management reporting purposes: Lender Services, Professional Services and Corporate and Other. Effective January 1, 2002, the Company reorganized into three segments for management and reporting purposes: Data, Solutions and Services.

The activities of the three reportable segments include the following:

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

Corporate operations include certain financing and other general corporate expenses.

We do not currently track assets by operating segments. Consequently, it is not practical to show assets by operating segments.

Nine Months Ended
September 30, 2002	Data	Solutions	Services	Corporate	Total

	(Dollars in thousands)
Total revenue	$113,724	$130,095	$50,671	$—	$294,490

Earnings (loss) before income taxes and minority interests	$30,148	$11,449	$8,825	$(15,479)	$34,943

Income tax expense (benefit)	11,758	4,465	3,442	(6,037)	13,628

Minority interests	—	1,922	390	—	2,312

Net earnings (loss)	$18,390	$5,062	$4,993	$(9,442)	$19,003

Nine Months Ended
September 30, 2001	Data	Solutions	Services	Corporate	Total

	(Dollars in thousands)
Total revenue	$86,172	$89,043	$24,527	$—	$199,742

Earnings (loss) before income taxes and minority interests	$5,754	$15,459	$4,042	$(1,570)	$23,685

Income tax expense (benefit)	2,484	4,937	1,247	(480)	8,188

Minority interests	—	3,014	—	—	3,014

Discontinued operations	—	2,926	—	—	2,926

Net earnings (loss)	$3,270	$4,582	$2,795	$(1,090)	$9,557

The accounting policies of the segments are the same as those used in the Condensed Consolidated Financial Statements.

Sales between segments or transfers that occurred in the ordinary course of operations have been eliminated from the segment information provided.

Note I — Stockholders’ Equity

Stock Repurchase Program

On September 28, 2001, the Company’s Board of Directors authorized the Company to repurchase up to 1,000,000 shares of its common stock. Purchases may be made from time to time by the Company in the open market, in block purchases or in privately negotiated transactions. During October 2001, the Company repurchased a total of 53,800 shares of common stock for $0.3 million at an average price of $6.30. No other repurchases have been made as of September 30, 2002.

Note J — Legal Proceedings

As discussed elsewhere in this report, on July 9, 2002, the Company acquired Micro General Corporation (NASDAQ:MGEN), through a tender offer and subsequent short-form merger. Prior to the acquisition, both the Company and MGEN were majority-owned public subsidiaries of Fidelity. Beginning on April 30, 2002 and continuing thereafter, a total of three separate lawsuits were filed in the Delaware Court of Chancery on behalf of a purported class of public stockholders of MGEN relating to the Company’s announcement that it was commencing the tender offer. The Delaware actions were captioned David Osher v. Foley, II, et al., C.A. No. 19593-NC; Helen Lapinski v. Foley, II, et al., C.A. No. 19594-NC; and John Calabria v. Inman, et al., C.A. No. 19595-NC. The actions generally named as defendants MGEN, Fidelity, the Company and the members of the MGEN Board of Directors (some of whom are also directors and officers of the Company), and generally alleged that the consideration the Company offered to MGEN’s public stockholders in the tender offer was inadequate and unfair and that the Company and the individual defendants breached their fiduciary duties to MGEN’s public stockholders in formulating and making the offer. The actions sought to proceed on behalf of a class of the former MGEN stockholders, sought preliminary and permanent injunctive relief against the consummation of the offer, sought monetary damages in an unspecified amount and sought recovery of plaintiffs’ costs and attorneys’ fees. No motion for an injunction was ever filed, and the acquisition was consummated on July 9, 2002. This litigation was dismissed without prejudice on August 29, 2002.

The Company is involved in various litigation matters arising in the normal course of business. In the opinion of management, the disposition of all pending litigation should not have a material adverse effect on the Company’s financial position or results of operations.

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

Factors Affecting Comparability.

As explained earlier in this document, on August 1, 2001, we merged with the Fidelity Subsidiaries and the Chicago Subsidiaries. The merger was a reverse merger and we became a majority-owned subsidiary of Fidelity. Our Consolidated Statements of Operations therefore include the operations of FNIS since August 1, 2001, and the operations of the Fidelity Subsidiaries and Chicago Subsidiaries prior to that date. For the period ended September 30, 2002 operations also include Reez and Risco that were acquired on August 2, 2001, the MLS assets of Homeseeker’s acquired on December 3, 2001, the operations of ISDI, acquired on January 3, 2002, a 55% interest in the operations of Hansen, acquired on May 28, 2002 and the operations of Comstock Net Services, Inc., acquired on July 1, 2002. As a result period-to-period comparisons may not be meaningful. In addition, the Consolidated Statements of Operations have been adjusted to reflect the merger with MGEN that has been accounted for in a manner similar to a pooling-of-interests. See Note B of Notes to Consolidated Financial Statements.

The following table illustrates the period of time each entity is reflected in our operations as a result of the mergers, acquisitions and dispositions:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

	Number of Months		Number of Months
Micro General Corporation	3	3	9	9

Fidelity National Flood, Inc.	3	3	9	9

Fidelity National Tax Services, Inc.	3	3	9	9

Fidelity National Credit Service, Inc.	3	3	9	9

Market Intelligence, Inc.	3	3	9	9

IDM	3	3	9	9

FNIS Corporate	3	2	9	2

Geographic Underwriting System	3	2	9	2

MLS	3	2	9	2

Risco	3	2	9	2

Reez.com, Inc.	3	2	9	2

Homeseekers	3	0	9	0

ISDI	3	0	9	0

Hansen Quality Loan Services	3	0	4	0

Comstock Net Services, Inc.	3	0	3	0

Environmental Risk Management Solutions	0	3	3	9

Impact of Merger Related Costs

As discussed in Notes B and C to the consolidated financial statements, during the third quarter we completed a merger with MGEN and agreed to, but later cancelled, a merger with FDCC. As a result of these transactions we incurred substantial costs in the period. In the case of MGEN these costs were expensed under the accounting treatment for companies under common control, and in the case of FDCC the costs were expensed under the accounting treatment appropriate for a cancelled acquisition. Typically, direct costs incurred in connection with an acquisition are included as part of the total purchase price, and not immediately expensed.

The following supplemental earnings information is presented to show our results of operations before recognition of these merger related costs (all amounts in the table and described in this section are net of income tax at an effective rate of 39%). This information is intended to illustrate the impact of the merger related costs on earnings and earnings per share and should not be considered as an alternative to any measure of performance as promulgated under generally accepted accounting principles (“GAAP”). As shown in the table below, excluding merger related costs, we would have reported net earnings for the third quarter of 2002 of $10.4 million, or $0.26 per diluted share, as compared with net earnings of $3.1 million, or $0.11 per diluted share, for the third quarter of 2001; and earnings for the nine months ended September 30, 2002 of $23.5 million, or $0.67 per diluted share, as compared with net earnings for the nine months ended September 30, 2001 of $9.6 million, or $0.38 per diluted share.

The merger related costs, net of taxes, consist of $3.3 million of non-cash compensation charges associated with the exchange of vested and unvested stock options and warrants of MGEN; and $0.8 million and $0.4 million of direct costs incurred in connection with the MGEN and FDCC transactions, respectively.

Additionally, at September 30, 2002, there remain $2.1 million of unearned compensation costs associated with the exchange of unvested options of MGEN, which are recorded in the Stockholders' Equity in the accompanying consolidated balance sheet as of September 30, 2002. These costs will be expensed in the future, over the vesting period of the options.

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

	(In thousands, except		(In thousands, except
	per share data)		Per share data)
Net earnings	$5,925	$3,100	$19,003	$9,557

Add back: merger related costs, net of taxes	4,493	—	4,493	—

Adjusted earnings	$10,418	$3,100	$23,496	$9,557

Adjusted earnings per share:

Basic	$0.28	$0.11	$0.70	$0.38

Diluted	$0.26	$0.11	$0.67	$0.38

Results of Operations

Net earnings for the third quarter of 2002 were $5.9 million, or $0.15 per diluted share, as compared with net earnings of $3.1 million, or $0.11 per diluted share, for the third quarter of 2001. Earnings for the nine months ended September 30, 2002 were $19.0 million, or $0.54 per diluted share, as compared with net earnings for the nine months ended September 30, 2001 of $9.6 million, or $0.38 per diluted share.

Total revenue increased 39.2% to $107.6 million in the third quarter of 2002 as compared with the third quarter of 2001 and has increased 47.4% to $294.5 million in the nine months ended September 30, 2002, compared with the corresponding period of the prior year. Growth in revenue from 2001 to 2002 is primarily a result of mergers and acquisitions, increased market share, low mortgage interest rates resulting in a high number of real estate and loan refinancing transactions.

Included in revenue for the three and nine months ended September 30, 2002 are $7.1 million and $9.1 million, respectively from the acquisitions of Comstock and Hansen.

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

Beginning in December 2000 and continuing through the third quarter of 2002, interest rates have been reduced by 475 basis points, bringing interest rates down to their lowest level in recent history. This has significantly increased the volume of refinancing activity and other mortgage activity.

Interest rate changes and the resulting change in mortgage financing activity have a significant impact on our valuation and appraisal services, flood services and credit services business lines, which have historically been closely aligned with the home equity credit market. As well, fluctuations in our tax services’ revenues usually result from changes in mortgage interest rates. Revenues increase during periods of relatively low interest rates due to higher refinance volumes and decline during periods of relatively high interest rates.

Revenues from MLS, as well as software development, technical and other services provided to Fidelity are primarily connected with term contracts, licenses and subscriptions and are therefore not significantly affected by interest rate changes and mortgage financing activities. Year over year increases were a result of merger and acquisition activities, as well as growth in the Company's existing units.

The following table presents information regarding the components of total costs and expenses, excluding costs in excess of net assets acquired:

	Three months ended				Nine months ended
	September 30,				September 30,

		% of		% of		% of		% of
		Related		Related		Related		Related
		Revenue		Revenue		Revenue		Revenue
	2002	(1)	2001	(1)	2002	(1)	2001	(1)

	(Dollars in thousands)				(Dollars in thousands)
Cost of data revenue	$12,892	31.8%	$11,149	35.4%	$36,599	32.2%	$30,835	35.8%

Cost of solutions revenue	10,733	23.5%	9,622	27.3%	29,227	22.5%	23,163	26.0%

Cost of services revenue	11,547	53.7%	5,448	51.4%	27,203	53.7%	12,349	50.3%

	$35,172		$26,219		$93,029		$66,347

Merger related costs	7,365	6.8%	—	0.0%	7,365	2.5%	—	0.0%

Operating expenses	54,770	50.9%	41,501	53.7%	158,735	53.9%	105,810	53.0%

Total	$97,307	90.4%	$67,720	87.6%	$259,129	88.0%	$172,157	86.2%

(1)	—	Represents cost of data, solutions, and services revenue as a percentage of their respective revenue, i.e. cost of data revenue divided by data revenue. Operating expenses, merger related costs and total costs and expenses are calculated as a percentage of total revenue.

Total costs and expenses as a percentage of revenue increased in the quarter ended September 30, 2002 to 90.4% from 87.6% in the corresponding quarter of 2001. Total costs and expenses as a percentage of revenue for the nine months ended September 30, 2002 increased to 88.0% from 86.2% in the prior year. These increases are the result of merger-related costs of $7.4 million, partially offset by personnel and other operating cost reductions from synergies realized in the mergers and acquisitions and, an improvement in the expense to revenue ratio at the operating unit level. Merger-related costs include $5.5 million of stock option compensation expenses and $1.9 million in transaction costs associated with the Micro General and Factual Data transactions.

The cost of revenue consists primarily of direct costs associated with the sales of products and services. Major direct costs include subcontracted appraisal fees, purchased real estate data, direct printing costs, royalty and license fees, reseller commissions and variable sales compensation. The percentage decrease in the cost of revenue for the data segment represented in the above table for 2002 compared with 2001 is due primarily to an increase in the proportion of revenue from Tax (which has a relatively lower cost of revenue) in the current quarter as compared with the same quarter in the prior year. The percentage changes of the costs of revenue for the solutions and services segments is due primarily to a change in the mix of business resulting from the acquisitions and mergers.

Our operating expenses consist of personnel costs, facility costs, and other general and administrative expenses. Personnel costs include base salaries, commissions and bonuses paid to employees, and are one of our most significant operating expenses. Although a significant portion of these costs is fixed, certain of the costs fluctuate with the mix and level of revenue. We have taken significant measures to maintain appropriate personnel levels and costs relative to the volume and mix of business while maintaining customer service standards and quality controls. We continue to monitor prevailing market conditions and will adjust personnel costs in accordance with operating activity.

The decrease in operating expenses as a percentage of total revenue in the three and nine-month periods ending September 30, 2002 compared with the same periods in the prior year is due primarily to an improvement in the expense to revenue ratio at the operating unit level, partially offset by an increase in corporate administration costs since the business combinations as described above.

Interest expense for the quarter ended September 30, 2002 was $0.3 million and primarily represents interest expense related to capital leases. Interest expense for the nine months ended September 30, 2002 of $1.2 million includes approximately $0.2 million incurred in connection with the revolving credit facility with Fidelity and $0.3 million incurred in connection with a convertible note payable held by Fidelity. Fidelity exercised its option to convert the note on July 24, 2002. Interest expense for the three and nine months ended September 30, 2001 was $0.5 million and $0.8 million, respectively.

Income taxes, as a percentage of earnings before income taxes, were 39.0% and 34.6% for the nine-month periods ended September 30, 2002 and 2001, respectively. The increase in income taxes as a percentage of earnings before income taxes from 2001 is primarily attributable to the recognition of net operating loss carryforwards in 2001 partially offset by the elimination of amortization of cost in excess of net assets acquired consistent with SFAS No. 142.

Other income of $0.8 million for the nine months ended September 30, 2002 includes the gain on sale of the Environmental Risk Management Solutions operation. The operation was sold on March 25, 2002 for $15.5 million in cash. See Note C of Notes to Consolidated Financial Statements.

There was no amortization of cost in excess of net assets acquired in the three and nine months ended September 30, 2002 as a result of adopting SFAS No. 142. Amortization of cost in excess of net assets acquired was $1.1 million and $3.1 million for the three and nine-month periods ended September 30, 2001 respectively. See Note E of Notes to Consolidated Financial Statements.

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

Net cash provided by operating activities was $35.4 million for the nine months ended September 30, 2002, compared to $29.2 million for the corresponding prior period. The $6.2 million increase in cash flow from operating activities is mainly attributable to an increase in net income, offset by changes in certain working capital components.

'

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

Financing. Following the business combination with Fidelity in August 2001, we entered into a secured revolving credit agreement with Fidelity. The credit agreement provides for a maximum credit line of $25.0 million that expires and is due in September 2006 and bears interest at a variable rate of prime plus 2%. Amounts borrowed under the credit agreement were used to repay Fidelity, who retired our debt existing at the time of the business combination. In the first quarter of 2002, our outstanding balance was fully repaid with proceeds from the sale of our Environmental Risk Management Solutions operation. At September 30, 2002, the full amount of the credit line was available.

Financing Obligations. Our financing obligations generally include our credit agreement with Fidelity and operating and capital lease payments on certain of our premises and equipment. On May 28, 2002 we issued a convertible note payable to Hansen Quality Loan Services in connection with our purchase of a 55% interest in Hansen. The note is in the amount of $4.1 million, bears interest at 4.5%, matures in May 2005, and is convertible into shares of our common stock at $28 per share.

Other Commercial Commitments. In October 2001 we entered into a strategic alliance agreement with Lexis-Nexis to acquire a 50% ownership interest in their national real estate database. The terms of the agreement require us to make annual payments through October 2005 to complete the transaction. These payments may be accelerated at our option.

Critical Accounting Policies

There have been no material changes in our critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2001.

Effects of Transactions with Related Parties

Included in the accompanying financial statements are payments to Fidelity. The amounts paid to Fidelity were for executive and general management, accounting, legal and administrative services provided to us under an agreement effective August 1, 2001. Base annual fees under the agreement with Fidelity are currently $1.3 million. The agreement with Fidelity is for a renewable one year term. Fees for the services provided in the agreements are based on estimated time incurred to perform each of the functions and the estimated personnel costs for the function performed. Amounts paid to Fidelity under the agreement for the three and nine months ended September 30, 2002 were $0.4 million and $1.1 million, respectively.

As of September 30, 2002 the net amount owed by Fidelity was $20.2 million.

Included in our revenue for the three and nine months ended September 30, 2002 are $33.3 million ($30.9 million — Solutions segment; $2.4 million — Data segment) and $91.5 million ($85.9 million — Solutions segment; $5.6 million — Data segment) respectively, for sales of data, software development and other technology services to Fidelity.

As of September 30, 2002, the Company had a $4.1 million note payable to a related party. See Note F of notes to consolidated financial statements.

Capital Stock Transactions

On September 28, 2001, our Board of Directors authorized us to repurchase up to 1,000,000 shares of our common stock. Purchases may be made by us from time to time in the open market or in block purchases or in privately negotiated transactions depending on market conditions and other factors. During October 2001, we repurchased a total of 53,800 shares of our common stock for $0.3 million, at an average purchase price of $6.30 per share. No other repurchases have been made as of September 30, 2002.

On July 9, 2002, we issued 12,895,721 shares of our common stock in connection with the completion of the merger of MGEN. See Note B of notes to consolidated financial statements.

On July 24, 2002 Fidelity exercised its option to convert a note payable by MGEN into 403,120 shares of FNIS common stock. See Note B of notes to consolidated financial statements.

On October 29, 2002 we issued 880,726 shares of our common stock in connection with the completion of the acquisition of Eastern. See Note D of notes to consolidated financial statements. See Note D of notes to consolidated financial statements.

Recent Accounting Pronouncements

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” it retains many of the fundamental provisions of that statement. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have a material impact on our financial position, results of operations or cash flows.

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This standard is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard is not expected to have a material effect on our financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes in the market risks described in our Annual Report on Form 10-K for the year ended December 31, 2001. Short-term investments consist of money market accounts with minimal interest rate risk.

Item 4. Controls and Procedures

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II: OTHER INFORMATION

Item 1. Legal Proceedings

As discussed elsewhere in this report, on July 9, 2002, the Company acquired Micro General Corporation (NASDAQ:MGEN), through a tender offer and subsequent short-form merger. Prior to the acquisition, both the Company and MGEN were majority-owned public subsidiaries of Fidelity. Beginning on April 30, 2002 and continuing thereafter, a total of three separate lawsuits were filed in the Delaware Court of Chancery on behalf of a purported class of public stockholders of MGEN relating to the Company’s announcement that it was commencing the tender offer. The Delaware actions were captioned David Osher v. Foley, II, et al., C.A. No. 19593-NC; Helen Lapinski v. Foley, II, et al., C.A. No. 19594-NC; and John Calabria v. Inman, et al., C.A. No. 19595-NC. The actions generally named as defendants MGEN, Fidelity, the Company and the members of the MGEN Board of Directors (some of whom are also directors and officers of the Company), and generally alleged that the consideration the Company offered to MGEN’s public stockholders in the tender offer was inadequate and unfair and that the Company and the individual defendants breached their fiduciary duties to MGEN’s public stockholders in formulating and making the offer. The actions sought to proceed on behalf of a class of MGEN stockholders other than the defendants, sought preliminary and permanent injunctive relief against the consummation of the offer, sought monetary damages in an unspecified amount and sought recovery of plaintiffs’ costs and attorneys’ fees. No motion for an injunction was ever filed, and the acquisition was consummated on July 9, 2002. This litigation was dismissed without prejudice on August 29, 2002.

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

(b)	Recent Sales of Unregistered Securities

On July 1, 2002 the Company acquired Comstock Net Services, Inc., a technology provider to real estate professionals, in exchange for $1.8 million in cash and 213,323 shares of the Company’s common stock. In connection with the issuance of the shares of the Company’s common stock, the Company relied on an exemption pursuant to Rule 506 of Regulation D from the registration requirements of the Securities Act of 1933, as amended. The Company believes that an exemption from registration pursuant to Rule 506 of Regulation D is appropriate, as the sale of the Company’s common stock in this transaction was made to less than 35 purchasers and each purchaser was either an “accredited investor” (as defined in Rule 501 of Regulation D) or the Company reasonably believed that such a person had the knowledge and experience in financial and business matters to be capable of evaluating the merits and risks of the investment.

On July 24, 2002, Fidelity exercised its option to convert a $5.3 million convertible note from MGEN into 403,120 shares of FNIS common stock. The MGEN note was converted into the right to receive FNIS common stock pursuant to FNIS’s tender offer for and subsequent short-form merger with MGEN which closed on July 9, 2002. In connection with the issuance of the shares of the Company’s common stock to Fidelity, the Company relied on an exemption pursuant to Rule 506 of Regulation D from the registration requirements of the Securities Act of 1933, as amended. The Company believes that an exemption from registration pursuant to Rule 506 of Regulation D is appropriate, as the sale of the Company’s common stock in this transaction was made to less than 35 purchasers and the purchaser, Fidelity, was an “accredited investor” (as defined in Rule 501 of Regulation D).

Item 4. Submission of Matters to Vote of Security Holders

Our Annual Meeting of Stockholders was held on July 8, 2002 for the purpose of electing certain members of the board of directors, to approve an amendment to the Company’s Certificate of Incorporation to remove the Series F Preferred Stock as an authorized class, and to approve the issuance of common stock to effect the Company’s offer to exchange shares of common stock for all the outstanding shares, excluding treasury stock, of Micro General Corporation .

Nominees for directors were elected by the following vote:

	Shares Voted	Authority to Vote
	“For”	“Withheld”

William P. Foley, II	17,761,945	55,077

Willie D. Davis	17,773,079	43,943

Richard J. Freeman	17,772,479	44,543

Earl Gallegos	17,772,479	44,543

Bradley Inman	17,772,479	44,543

Patrick F. Stone	17,761,945	55,077

Cary H. Thompson	17,773,079	43,943

The proposal to amend the Company’s Certificate of Incorporation to remove the Series F Preferred Stock as an authorized class received the following votes:

	Votes	Percentage

Shares Voted “For”	17,773,079	99.8%

Shares Voted “Against”	43,943	0.2%

Shares Voted “Abstain”	0	0.0%

The proposal to approve the issuance of common stock to effect the Company’s offer to exchange shares of common stock for the outstanding shares of Micro General Corporation, received the following votes:

	Votes	Percentage

Shares Voted “For”	17,816,222	100.0%

Shares Voted “Against”	0	0.0%

Shares Voted “Abstain”	800	0.0%

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1850.

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. § 1850.

(b)	Reports on Form 8-K:

         On July 23, 2002 the Company filled a Form 8-K (Item 2) relating to the completion of the offer to exchange our common stock for the outstanding shares of Micro General Corporation and subsequent short-form merger.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIDELITY NATIONAL INFORMATION SOLUTIONS (Registrant)

	By:	/s/ Neil A. Johnson

Neil A. Johnson Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November 14, 2002

CERTIFICATIONS

I, Patrick F. Stone certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Fidelity National Information Solutions, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

By:	/s/ Patrick F. Stone

Patrick F. Stone Chief Executive Officer

I, Neil A. Johnson, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Fidelity National Information Solutions, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

By:	/s/ Neil A. Johnson

Neil A. Johnson Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

99.1	Certification by Chief Executive Officer of periodic financial reports pursuant to 18 U.S.C. §1350

99.2	Certification by Chief Financial Officer of periodic financial reports pursuant to 18 U.S.C. §1350