Form 10-K
period 2002-12-31
FIDELITY NATIONAL INFORMATION SOLUTIONS INC
filed 2003-03-28
CIK 888793

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the fiscal year ended December 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

Commission File No. 0-20312

Fidelity National Information Solutions, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	41-1293754
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4050 Calle Real Santa Barbara, California 93110	(805) 696-7000
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.001 par value	NASDAQ

Securities Registered Pursuant to Section 12(g) of the Act:

None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark whether the registrant is an accelerate filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.     No ☑

      As of March 10, 2003, 39,612,056 shares of Common Stock ($.001 par value) were outstanding.

      The aggregate market value of the shares of the Common Stock held by non-affiliates of the registrant on June 30, 2002 was $131,084,352.

      The information in Part III hereof is incorporated herein by reference to the registrant’s Proxy Statement on Schedule 14A for the fiscal year ended December 31, 2002, to be filed within 120 days after the close of the fiscal year that is the subject of this Report.

      The index to exhibits is contained in Part IV herein on Page 68.

PART I
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
Part II
Item 5. Market for Registrant’s Common Stock and Related Stockholder Matters
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosure About the Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
Items 10 Through 13.
Item 14. Controls and Procedures
PART IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX
EXHIBIT 10.64
EXHIBIT 10.65
EXHIBIT 10.65.1
EXHIBIT 10.66
EXHIBIT 10.67
EXHIBIT 10.68
EXHIBIT 10.69
EXHIBIT 10.70
EXHIBIT 21.0
EXHIBIT 23.0
EXHIBIT 99.1
EXHIBIT 99.2

FORM 10-K

i

PART I

      In this Annual Report on Form 10-K, “FNIS,” the “Company,” “we,” “our” and “us” refer to Fidelity National Information Solutions, Inc. and its consolidated subsidiaries (unless the context otherwise requires).

      Through this Annual Report on Form 10-K, references to “dollars” and “$” are to United States dollars.

Item 1.     Business

General

      We provide data, technology solutions and services needed by lenders and real estate professionals. We are the only national provider whose offerings span the entire home purchase and ownership life cycle, from contact through closing, refinancing and resale. The products and services we provide enable our customers to use information to improve their business decision-making processes and to effectively manage existing and prospective customer relationships. Our product and service offerings include a full spectrum of technology solutions, electronic partner networks, loan origination systems, real estate tax services, credit reporting services, flood compliance services, and automated valuation and appraisal services. Additionally, we are the nation’s largest data and service provider to the Multiple Listing Service (“MLS”) systems industry. Our data, web services, MLS systems, and productivity and management software serve more than 50% of the nation’s Realtors®.

      We are a majority-owned subsidiary of Fidelity National Financial, Inc. (NYSE: FNF — “Fidelity”). As of December 31, 2002, Fidelity held approximately 66% of our outstanding common stock. We provide services to Fidelity to support its title and escrow functions and the revenue from providing such services accounted for approximately 31% of our revenues in 2002.

      Fidelity is the nation’s largest title insurance and diversified real estate-related services company. Fidelity’s title insurance underwriters — Fidelity National Title, Chicago Title, Ticor Title, Security Union Title and Alamo Title — together issue approximately 29 percent of all title insurance policies issued nationally in 2001. Fidelity provides title insurance in 49 states, the District of Columbia, Guam, Puerto Rico, and the U.S. Virgin Islands and in Canada and Mexico.

      Our principal executive offices are located at 4050 Calle Real, Santa Barbara, California and our telephone number is (805) 696-7000.

      Our website address is www.fnis.com. Electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K are available free of charge by visiting the “Investor Info” section of our website. These reports are posted as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission. In addition, print copies may be obtained free of charge by contacting Investor Relations at our executive office location or by phone at (805) 696-7218.

Company Formation

      We were formerly Vista Information Solutions, Inc. (“Vista”), a publicly traded company. Our primary business was to provide software solutions to the real estate industry, including hosting MLS applications.

      On August 1, 2001, pursuant to an Agreement and Plan of Reorganization and Merger dated April 12, 2001, we acquired one wholly-owned subsidiary of Fidelity and three wholly-owned subsidiaries of Chicago Title and Trust Company (“Chicago Title”), which is 100% owned by Fidelity. At the same time, Fidelity transferred to us 80% of the issued and outstanding stock of Fidelity National Tax Service, Inc. (“Tax”). The subsidiary of Fidelity we acquired was International Data Management Corporation (“IDM”), which had been acquired by Fidelity in January 2001 (together with Tax, the “Fidelity Subsidiaries”). The subsidiaries of Chicago Title we acquired were Market Intelligence, Inc. (“MI”), Fidelity National Credit Service, Inc. (“Credit”), and Fidelity National Flood, Inc. (“Flood”) (collectively, the “Chicago Subsidiaries”).

      In consideration for these transactions, we transferred to Fidelity and Chicago Title 5,507,671 and 11,703,801 shares of our common stock, respectively. Collectively, these shares then constituted approximately

77% of our outstanding common stock. The transactions had the effect of a reverse merger, following which we became a majority-owned subsidiary of Fidelity. As a result, the accompanying Consolidated Financial Statements issued prior to December 31, 2001 only reflected the financial position, results of operations, and cash flows of the Fidelity Subsidiaries and Chicago Subsidiaries prior to the merger, as the Fidelity Subsidiaries and Chicago Subsidiaries were treated as the acquirer for accounting purposes. Vista’s results were included in the results of operations since the closing of the business combination on August 1, 2001.

Acquisitions/ Dispositions

      Since our formation on August 1, 2001, we have made numerous strategic acquisitions designed to expand the range and depth of the product and service offerings to our customers. The acquisitions made by us in furtherance of our strategy were:

Date of
Acquisition	Acquired Entity	Product/Service Offerings	Consideration

August 2, 2001	Risco, Inc.	Multiple listing services	1,614,286 shares of common stock

August 2, 2001	Reez.com	Real estate transaction workflow management technology	136,971 shares of common stock

October 10, 2001	20% interest in Tax Services (80% already owned)	Real estate tax services	$5.4 million in cash

December 3, 2001	XMLS Web division of HomeSeekers.com	Multiple listing services	$3.2 million in cash

January 2, 2002	ISDI.NET, LLC	Technology, system integration and consulting services	$2.1 million in cash and 335,000 shares of common stock

May 28, 2002	55% interest in Hansen Quality Loan Services, LLC.	Collateral risk assessment and valuation services	$4.1 million in cash and a note payable of $4.1 million

July 1, 2002	Comstock Net Services, Inc.	Realtor desktop solutions	$1.8 million in cash and 213,323 shares of common stock

July 9, 2002	MGEN, SoftPro and RealEC	Real estate transaction workflow management technology	12,895,721 shares of common stock

October 29, 2002	Eastern Financial Systems, Inc.	Mortgage loan origination software	$35.9 million in cash and 880,726 shares of common stock

      Micro General Corporation Acquisition. On April 29, 2002, we announced a tender offer for all of the outstanding shares of Micro General Corporation (“MGEN”), a majority-owned subsidiary of Fidelity, whereby each share of MGEN common stock would be exchanged for shares of our common stock. We received over 90% of the outstanding MGEN shares in response to this offer, which was closed on July 9, 2002. Also on July 9, 2002, we acquired the remaining outstanding stock of MGEN through a short-form merger. As a result of the tender offer and subsequent short-form merger MGEN became our wholly-owned subsidiary. The tender offer and merger were based on a fixed exchange ratio of .696 shares of our common stock for each share of MGEN common stock. As a result, we issued 12,895,721 new shares of our common stock to acquire MGEN.

      Prior to the merger, Fidelity held a controlling interest in both MGEN and FNIS. Our acquisition of the non-controlling equity interest of MGEN (48.4%) was accounted for under the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations. The total purchase price of the minority interest was $153.2 million and we recorded goodwill of approximately $128.0 million. Our acquisition of Fidelity’s interest in MGEN (51.6%) is not considered a business combination because MGEN and FNIS were entities under common control of Fidelity. Therefore, we recorded this transaction in a manner similar to a pooling-of-interests method of accounting. As required by generally accepted accounting principles in the U.S., all amounts contained herein have been prepared as if the transaction took place on the first day of the periods presented. SoftPro Corporation (“SoftPro”) and RealEC Technologies (“RealEC”) were acquired by MGEN in 2001. Their results were included in our results of operations since the acquisition dates by MGEN as a result of the pooling-of-interests accounting treatment of the MGEN acquisition.

      In addition, subsequent to the merger of MGEN, Fidelity exercised its option to convert a $5.3 million convertible note from MGEN into 403,120 shares of our common stock.

      Fidelity’s ownership of our outstanding stock decreased from approximately 80% as of December 31, 2001 to approximately 66% as of December 31, 2002. The decrease resulted from the above transactions plus the effect of shares we issued during 2002 in connection with the exercise of stock options and warrants, and for employee benefit plans.

      Other Transactions. On March 25, 2002, we sold our Environmental Risk Management Solutions business for $15.5 million in cash. The services provided by this division were primarily used by commercial lenders and the engineering community, neither of which are prime markets for our organization. Proceeds from the sale were used to repay the $12.6 million balance then outstanding under our revolving credit agreement with Fidelity. The remaining proceeds of $2.9 million were added to general working capital.

      Also on December 31, 2002, we completed a strategic, multi-year outsourcing and software application services agreement with HomeServices of America (“HomeServices”), a residential real estate company and a Berkshire Hathaway affiliate. We acquired the TRIO® software and certain other assets from HomeServices for a purchase price of $2.0 million in cash, payable 50% upon closing and 50% upon attainment of certain requirements under the agreement. We intend to enhance the features and functionality of the software with our broker and agent software and services suite. This alliance represents our initial relationship with more than 14,000 agents in the HomeServices network and we believe it will create many more opportunities for us to provide valuable data and technology solutions to the HomeServices family of brokerages.

Strategy

      We intend to be the leading provider of an integrated suite of technology tools to the real estate and lending industries. These tools include technical and consulting professional services that are designed to manage our customers’ transactions from contact to close. We believe these tools will enable our customers to take time and cost out of the real estate transaction process and operate more efficiently and competitively. To accomplish our objective we need to:

•	Capture real estate professionals’ and mortgage lenders’ computer desktops and leverage this common technology to provide integrated access to data, solutions and services that will help to increase their efficiency, minimize risk and reduce transaction costs through a single desktop platform.

•	Continue to leverage our relationship with Fidelity. We believe our close relationship with Fidelity and access to its large customer base will help us continue to develop and expand our business.

•	Continue to increase our influence with MLS boards and associations, industry consultants, others selling professional services, and lenders focused on providing services into the residential real estate transaction.

•	Pursue new revenue opportunities and integrate the broker and agent platform with Fidelity and other companies who desire to sell products and services into the residential real estate channel, and to build products using public data to provide value added technical, analytical, and transaction related data products to our clients.

•	In conjunction with Fidelity, provide a comprehensive, integrated suite of products and services that enable real estate transaction participants, including real estate professionals, mortgage lenders, loan servicers and subservicers, default managers, title insurance providers, escrow companies and secondary market investors, to streamline their production processes, operate more profitable businesses and enhance their customers’ experiences.

•	Satisfy our customers’ needs with new products that combine multiple aspects of our data and services and offer information available for decision making; pursue bundled subscription sales to package and sell our suite of data information to new and existing customers, providing them with an alternative to transaction based sales and increasing the proportion of our revenues that are derived from term contracts.

•	Expand our business through strategic acquisitions and alliances because we believe opportunities exist in the fragmented real estate and financial information technology services market. We believe the acquisitions of one or more complementary businesses, products, product rights or technologies will enable us to expand our product offerings and increase market share.

Overview of Real Estate Transaction Process

      Real estate transactions and mortgage underwriting are complex processes requiring a myriad of data collected and analyzed from many disparate sources. The four cycles of real estate transactions are:

•	Sales

•	Lending

•	Settlement

•	Secondary Market

      The four cycles refer to the start-to-finish process of a real estate transaction. The first cycle is Sales, beginning with the decision to list a home for sale and ending when a buyer has been identified and definite purchase and sale terms have been agreed upon. This begins the second cycle, Lending, which is the buyer’s search for financing for the transaction, although many buyers today begin this cycle prior to the end of the sales cycle. When financing has been obtained, the third cycle is the closing, or Settlement, wherein title and funds are exchanged. The final cycle, which is largely invisible to homebuyers and sellers, is the Secondary Market for mortgages. Loan originators rarely retain loans on their books, choosing instead to sell these loans to investors, or “package” a large number of loans and sell interests in these packages to investors in a process known as “securitization”. The sales or securitization of consumer mortgages diversifies the risk of holding a mortgage portfolio and enables lenders to offer lower rates. Since the originator then makes money from the fees associated with underwriting the loan rather than the stream of interest payments, process efficiency becomes the key to profitability. If our customers can process more transactions in less time, they can make better business decisions and obtain better pricing through more complete and accurate data and reduce their loan loss risk.

      We have data, technology solutions and services that address each of these four cycles of real estate transactions with the goal of managing the work and data flow from start to finish while significantly reducing the time and cost involved in the real estate transaction process. The following table illustrates information regarding our revenues generated from each of these four cycles for the year ended December 31, 2002:

% of Total
Revenue

Sales	15%
Lending	28
Settlement	31
Secondary Market	26

100%

Business Segments

      Our company is organized into three segments for management and financial reporting purposes: Data, Solutions and Services. The results of these segments for the three years ended December 31, 2002 are included in the accompanying Consolidated Financial Statements, and discussed in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this document.

Data

      General. The Data segment includes information regarding both real estate and consumers that can be aggregated, rendered, repurposed or repackaged to meet the specific business needs of our customers. This segment consists of five primary product lines: real estate tax services, flood certification, credit reporting, property valuation services and property records.

      Real Estate Tax Services. We advise lending and mortgage related institutions throughout the United States of the status of property tax payments that are due on properties securing their loans during the loan origination process and over the life of the loan. We protect lenders against losses from failing to monitor delinquent taxes.

      Many residential loan investors and primary mortgage insurers require that servicers of loans that do not meet certain loan-to-value ratio requirements maintain escrow accounts into which borrowers must deposit monthly payments against pending property tax obligations. The servicer then pays the taxes on or before the due date. In order to properly manage these escrow accounts and ensure that the taxes are timely paid, residential loan servicers utilize property tax monitoring services. In addition, property tax service companies can help lenders monitor borrowers to ensure that their real estate taxes are paid on a timely basis even if an escrow account is not a requirement of the loan. Our real property tax services business line provides these property tax services and tax data to financial institutions. We obtain property tax data from county property recording offices, and format the data so that it can be processed by a financial institution customer’s automated loan servicing system. Using an automated escrow reporting and payment system, a financial institution can make timely payment of property taxes on those loans for which the institution is required to provide property tax escrow accounts. We also have an automated system that allows an institution to significantly reduce the time and costs associated with the manual processing of tax payments.

      In addition to performing one-time checks on the tax status of a property, we also offer lenders a monitoring product that will notify them of any change in status for as long as that loan is outstanding. The cost is only moderately more than the one-time check, and is paid by the borrower, so most lenders select this product. In most cases, the notification of a change is handled in an automated fashion by the same system that generated the report previously, so the incremental cost to us is minimal.

      Flood Zone Determination. Federal laws require a flood certification before a mortgage loan can be closed. We offer the required flood zone determination reports to mortgage lenders nationwide.

      Congress passed the Flood Disaster Protection Act of 1973 and the National Flood Insurance Reform Act of 1994 in response to catastrophic losses suffered in the wake of major flooding disasters. Under these laws and the related regulations, all federally-insured or regulated lenders must:

•	determine whether or not a structure on the property offered as security for a loan is or will be located in a special flood hazard area;

•	document the method of determining flood hazard status;

•	require that flood insurance to the appropriate dollar limit is obtained; and

•	during the term of the loan, ensure that flood insurance is maintained or added if the lender becomes aware that the property involved subsequently becomes part of a special flood hazard area.

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

      At the time of loan origination, the lender or loan broker requests a determination from us as to whether a particular address is located in a special flood hazard area. We process this request through a proprietary automated system that accesses and interprets Federal Emergency Management Agency, or FEMA, flood maps, then certifies the status of the property to the lender or loan broker. The certification is provided on a “real-time” basis through the internet or a computer desktop application.

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

      Credit Reporting. We provide credit information reports to mortgage lenders nationwide to help make loan decisions, as well as a variety of related products to meet the needs of the mortgage industry.

      Consumer credit information is critical to the mortgage lending industry because a lender’s decision to make a loan is often based upon a consumer’s credit history. In evaluating the credit quality of a borrower, the loan originator uses the credit risk score of that borrower. The credit risk score is a statistical credit score generated by models developed by a third party and made available to mortgage lenders through three national credit bureaus. The models are derived by analyzing data on consumers in order to establish patterns that are believed to be indicative of the borrower’s probability of defaulting on a loan. The credit risk score is based on a borrower’s historical credit data, including payment history, delinquencies on accounts, levels of outstanding indebtedness, length of credit history, types of credit and bankruptcy experience. The extent to which a lender will rely on credit information and seek to verify the information from a credit report depends upon the lender’s risk tolerance and the nature of the loan product.

      Our credit service business provides credit reporting services to commercial banks, mortgage companies and consumer lenders. Our products include a merged credit report that contains credit history data on individual or joint credit applicants acquired from the combined databases of three credit bureaus (Experian, Trans Union and Equifax) for national coverage. We consolidate and organize information from these credit bureaus and deliver a concise report to our customer. We also offer a residential mortgage credit report that meets the guidelines of Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, Federal Housing Administration and Veterans Administration. Additionally, we offer products that provide credit information on individuals with little or no credit history and credit information with respect to self-employed borrowers.

      In the fourth quarter of 2002, we introduced a new product called QuadMerge™ Value which bundles our proprietary QuadMerge™ Report, offering combined data from the three consumer credit repositories with public record information derived from our proprietary property database, the 4th Repository™. The 4th Repository™ provides instantaneous subject property ownership records, a legal description to ensure the accuracy of loan application data and title information, and comprehensive public record information on property, ownership, sales and mortgage records for more than 150 million properties. QuadMerge™ Value also features an automated valuation sourced from our proprietary ValueSure™ Automated Valuation Model (“AVM”), in conjunction with a confidence level score indicating the quantity and quality of data used to render the property value. A “high or low” value range, enabling customers to assess valuation data using best and worst-case scenarios, also accompanies each confidence score.

      Property Valuation Services. We provide detailed real estate property evaluation and collateral valuation services to lending institutions utilizing artificial intelligence software, detailed real estate statistical analysis and physical property inspections.

      Assessing the value of the real property that will secure a loan is one of the key components of a mortgage lending decision. Loan servicers routinely re-evaluate loans and loan portfolios to manage risk and loss due to loan defaults. In addition, property valuation services are used by investors to assess the value of a loan portfolio in connection with the sale or securitization of mortgages and other secondary market transactions. Historically, lenders and investors required a comprehensive property appraisal as part of their loan origination requirements or mortgage investment decisions. Such appraisals traditionally involved labor-intensive inspections of the real property in question and of comparable properties in the same and similar neighborhoods. These types of appraisals typically take weeks to complete.

      In recent years, the increasing availability of reliable information related to real estate and real estate transactions has encouraged lenders and other real estate professionals to use alternatives to traditional appraisals. Depending on the nature of the loan and the amount of reliable information available about a property, a lender may not require a full appraisal. For example, a lender may not require that a full appraisal be conducted for a second mortgage. Our residential real property valuation business offers its customers a broad range of services that allow them to match their risk of loss with alternative forms of property evaluations, depending upon their needs and regulatory requirements.

      Our core analytical product ValueSure™ is an automated valuation model, commonly referred to in the industry as an AVM. Our model combines data from public records, resale information on comparable properties, average price appreciation of homes in the same area, and tax-assessed values to estimate a value for the subject property.

      In the third quarter of 2002 we introduced a unique patent-pending valuation platform, Collateral Valuation Insurance (“CVI”), which is the first traditional appraisal replacement that combines automated estimates of value with a physical inspection of the property and valuation insurance. While AVMs have been used extensively in home equity lending and portfolio valuation, their use in the first mortgage segment is significant because FNIS has developed a 100% AVM solution for conforming residential properties in the United States. Additionally, our CVI appraisal typically takes less than four days to complete and retails for approximately 50% of a traditional full appraisal.

      Our other major products include alternative property valuations performed by real estate professionals in conjunction with our automated analytic tools designed to reduce the time and cost associated with traditional appraisals for equity and first mortgage lenders, and BPO’s (Broker Price Opinions) directed at the default servicing and mortgage backed security investor industry.

      To provide these services, we operate one of the largest integrated on-site real estate agent and appraiser networks in the United States with over 30,000 participants.

      Property Records. We provide public records data to the real estate, lending and title insurance communities. Our public records data covers over 1,250 counties encompassing 150 million records in connection with property ownership, mortgage and sales, representing 80% of the total property owners in the United States.

      Official real property records are filed locally in the county in which the related property is located. Many of these local recording offices keep only paper or microfiche records, and few have the ability to provide records in an electronic format. Our real estate information business works with Lexis-Nexis Group, a division of Reed Elsevier, Inc., to build Lexis-Nexis’s nationwide real estate information database, providing the industry with access to these property records in electronic format for a variety of applications. Our real estate information business gathers property records in various formats from county recording offices and contracts with a company located in the Philippines to convert the records into electronic format.

Solutions

      General. Solutions involve developing and supplying business processes and technology that allow customers to improve efficiency, lower costs, reduce risks and better manage and operate their businesses to serve their customers’ needs. Our solutions primarily include Web-based multiple listing systems and a suite of technology products for the real estate service and lending industry.

      Multiple Listing Services (“MLS”). We are the nation’s largest provider of MLS systems with approximately 50% of the total MLSs in the country.

      Realtors become members of the local MLS organization, which enables them to provide listing information to their clients on available properties and pricing trends. However, most local MLS organizations do not have the technological capacities to manage the systems and provide access efficiently. We develop and host MLS systems for these local MLS organizations, enabling the realtors to search the entire universe of available homes using the buyer’s criteria, thus adding efficiency in the Sales cycle. We have acquired some of the largest service providers in this area over the last couple of years, including Risco and the XMLS Web division of HomeSeekers.com.

      Our Paragon™ and Paragon Offline™ products provide management of MLS property listing data. These systems provide management of data using advanced database technology, access to pre-defined and customized information and access to supplemental information such as special tax zones and school districts. We also provide central hosting of these systems on our networks to provide additional reliability and security.

      Agent Office and Broker Office. We are the second largest provider of web-based and desktop solutions for real estate franchises, brokers, agents and other real estate industry professionals. Agent Office and Broker Office provide a complete technology platform to real estate brokerage offices, enabling them to more efficiently manage transactions, contracts, and client requests. This enables agents to provide better client service and close more deals in shorter amounts of time by eliminating time-consuming tasks.

      TransactionPoint. TransactionPointTM is a single transaction order platform that enables real estate professionals to order, confirm and schedule the delivery of multiple real estate-related products and services. It is designed to standardize and streamline the process of managing and closing transactions, and creates a link between real estate professionals, clients and service vendors.

      The RealEC Exchange. The RealEC Exchange is a secure B2B e-commerce exchange for real estate transactions. This electronic partner network facilitates the origination, servicing, and closing of real estate transactions and enables real estate practitioners to significantly enhance their businesses.

      Through this online marketplace, over 800 mortgage-lending institutions can order online, from over 2,000 service providers located across the United States, products and services in connection with loan originations. Lenders and realtors can place orders for products using customized parameters or through our intelligent ordering subsystem, which manages the task of identifying the appropriate product and service provider. Orders are transmitted to vendors of those products and services electronically through the Internet and other private networks. Those service providers can in turn deliver the desired products, such as credit reports, title reports and flood certifications, directly to the requesting company through the RealEC Exchange. Products and services that can be ordered using the RealEC Exchange include title reports and insurance policies, closing and escrow services, appraisal, automated property valuation, flood determination, credit report, property inspections and tax notifications. We charge a fee to vendors that receive and fill orders through the RealEC Exchange. Our fees are based on the type of service being offered. We also charge a per use transaction fee to customers who use our intelligent ordering system.

      RealEC iSelect™ offers order management, status tracking and coordination by intelligently managing vendor selection, product selection and coordinating the flow of the entire real estate transaction process using a software solution and tools that enable online collaboration.

      Empower! On October 29, 2002, we acquired Eastern Financial Systems, Inc. (“Eastern”), a provider of mortgage loan origination software. Eastern’s loan origination software, Empower!, is an application offering connectivity to a wide array of lending industry services. Empower! software is targeted toward the premier lenders in the industry. This software accommodates every aspect of lending from sale through secondary marketing, as well as complete interfacing systems with servicing, flood, appraisal, and title. This software provides us with another tool for facilitating a more efficient real estate process. We can integrate the loan origination platform with our mortgage data products, providing single point access and consistent routing of data. We believe this moves us another step closer to offering more complete data exchange and technical integration between the sales, mortgage lending and settlement service processes of a real estate transaction.

      SoftPro. SoftPro is our pre-packaged, turnkey software application that provides automation tools and back-office support to independent title agents and attorneys for the management of real estate transaction settlements. SoftPro includes features such as automated generation of closing and title insurance forms, order tracking and management reporting, trust accounting management and reconciliation, title plant indexing, 1099-S IRS magnetic media reporting, advanced amortization calculations and schedules, and custom document design.

      SoftPro SQL, a network-based software application based on SoftPro, enables title and escrow companies to connect hundreds of users in one location, or hundreds of offices around the country, to use the software. SoftPro SQL is designed for use by large title and escrow companies with multi-office location. We charge a one-time license fee per site and a monthly per seat fee for this application.

      SIMON/TEAM and Net Global Solutions (“NGS”). We provide SIMON, an industry leading title workflow, escrow closing and trust accounting software to the real estate services industry. SIMON is a client server-based software system that allows its customers to manage workflow and share data within their organizations. SIMON has processed over $1 trillion in real estate transactions and manages $2 billion in daily balances. Our parent company, Fidelity uses SIMON for its real estate settlement workflow management. Fidelity also uses a legacy system TEAM to manage its Chicago Title offices. In addition to Fidelity, over 150 independent companies use SIMON to manage their escrow closing and trust accounting processes.

      During 2002, substantial development was completed on NGS, a next generation enterprise software solution. Implementation of NGS is expected to begin in March 2003. NGS is being built to operate on a web-based technology platform. This technology platform allows NGS to receive and transmit data over the Internet and to be seamlessly linked with the internal systems of multiple real estate services providers. NGS is being provided only to Fidelity, who holds the technology rights. When NGS is fully implemented, it will replace SIMON and TEAM as the enterprise software solution to Fidelity. We believe that the knowledge and expertise we obtained from developing this web-based technology platform on which NGS is being built will enable us to develop other software applications that further integrate and streamline the real estate transaction settlement process.

Services

      General. Services are designed to add value by combining manual intervention, outsourcing or process improvement with one or more of our data and/or solutions components. They can range considerably in scope, from improving a single process to providing complete outsourcing capabilities. Services can add value by saving customers time and money. These savings or efficiencies can be accomplished in a number of ways, including reducing staffing needs, streamlining paperwork and processes or stabilizing business cycles, all of which can help to drive more revenue to the customer’s bottom line. Our services offerings primarily include the following products.

      Traditional Appraisal Services. We provide full appraisal services to real estate professionals and lenders through a national network of more than 30,000 licensed real estate professionals and appraisers. We do not own these appraisal offices and the appraisers are not our employees. Instead, we generate leads for the appraisers and manage the scheduling and reporting once the process is complete. In return for this service, we in essence buy the appraisal services at a discount and sell them to the consumer at face value. Appraisals are fee-based and pricing varies by region and by property.

      In additional to traditional appraisal services, our products also include Hansen Quality collateral risk assessment scoring for use in the secondary market and at loan origination to grade the quality and confidence associated with collateral value opinions.

      Real Estate Tax Outsourcing Services and Disbursements. We provide complete outsourcing of escrow/impounding services, including escrow line and payee code establishment, escrow account debiting, payment exception processing, production of payment checks and payment remittance services. Tax outsourcing services are negotiated based on required services and portfolio volume.

      Litigation Support Services. We provide imaging and coding services for major law firms nationwide. High quality offshore legal coding is provided through conversion facilities located in Southern California and the Philippines (Manila). Pricing is project and customer specific.

      Commercial Printing. We provide print and electronic publishing solutions ranging from full service book printing and binding to electronic publication via searchable CDs or the Internet. Pricing varies by project.

Competition

      We compete with a number of companies in certain of our markets and product lines. Some of these companies have substantial resources.

      In the real estate valuation business, the leading competitors include First American Real Estate Services, TransUnion and LSI. Our leading competitors in the tax services industry are Transamerica Tax Service, First American Tax Service, and Lenders Real Estate Tax Service. In the flood services area, we compete with First American Flood Data, TransAmerica Flood, TransUnion Settlement Solutions, and Geotrac. Our credit services face three significant national competitors in the industry: First American Credco, Equifax and Factual Data. Other competitors include small, regional credit service providers.

      Interealty, MarketLinx, and Rapattoni currently compete for the MLS business. In addition certain MLS organizations provide their own MLS services. Our Lexis-Nexis and real estate information businesses compete with the databases maintained by First American Real Estate Information and Dataquick. We also compete with Homestores.com for agent desktop software.

      The market for information technology is intensely competitive and involves aggressive technological development. We believe that the market for companies providing real estate transaction closing solutions consists of only a limited number of companies. Our competitors vary in size and in the scope and breadth of the products they offer. In addition, because many of our potential customers have historically developed real estate transaction closing systems in-house and therefore view their system requirements from a make-versus-buy perspective, we often compete against our potential customers’ in-house capacities.

      In the Services sector, we compete with First American for appraisal business and TransUnion for credit business.

      We do not believe that there is a competitor currently offering the same level of product breadth and scope, market coverage and services that we provide.

Customers

      The majority of our customers fall within three distinct groups:

•	Mortgage lenders and servicers

•	Real estate professionals

•	Title insurance companies (including Fidelity)

      The principal customers for our Data segment are mortgage lenders and originators, residential loan servicers, and other real estate professionals. Our public records services provide data to real estate brokers and agents, MLS associations, lenders and title companies. None of our product lines experience material customer concentration.

      Our customers for the Solution segment range from major financial and real estate services providers to independent agents, attorneys and MLS organizations. SoftPro is used primarily by independent title agents and attorneys and has been installed in approximately 6,300 sites and used by approximately 23,000 users. The RealEC Exchange is used primarily by mortgage lenders and settlement services providers. Five of the largest ten mortgage lenders in the United States use the RealEC Exchange. Empower! is used by banks, savings & loans, mortgage bankers and sub-prime lenders with retail, wholesale, and correspondent business channels. It has been selected by four of the top 50 and ten of the top 200 mortgage lenders in the last twelve months. We also provide Fidelity with certain data products. For the year ended December 31, 2002, these Fidelity purchases accounted for 2.4% of our total revenue.

      Fidelity and its affiliates use SIMON and TEAM for their real estate transaction settlement services. SIMON is used by the Fidelity companies and TEAM is used by the Chicago Title companies. Fidelity, operating under the brands Fidelity National Title, Chicago Title, Ticor Title, Security Union Title and Alamo Title, is the largest title insurance company in the United States. Also included among Fidelity affiliates is American Title, a brand operated by ANFI, Inc. (NASDAQ: ANFI), a public company in which Fidelity has ownership interests and which Fidelity is currently in the process of acquiring. Besides Fidelity, over 150 independent companies use SIMON to manage their escrow closing and trust accounting process. We are developing NGS, a next generation enterprise software solution, to replace SIMON. We derived 29% of our 2002 revenue from Fidelity in connection with the development of NGS, supporting SIMON and TEAM and providing certain other services. With the implementation of the initial NGS software system, expected to be completed sometime in early 2005, our revenues for NGS development will be reduced. However, we anticipate deriving new revenues from further deployment and implementation of NGS and from a monthly per seat service fee. The monthly service fee will include ongoing technical support, bandwidth usage and upgrades.

      Our customers for the Services segment include realtors, lenders and title companies. There is no significant customer concentration in this segment.

Business Seasonality and Revenue Cyclicality

      The business cycle of the residential real property valuation services, flood services and credit services business lines have historically been closely aligned with the home equity credit market. Volumes generally increase in the early spring, followed by a slower summer season, a relatively busy fall and a significantly slower winter. Significant changes in interest rates may alter these traditional seasonal patterns due to the effect the cost of financing has on real estate transactions. Our MLS and NGS development revenue is primarily contract based and not significantly affected by seasonality, or, in the short-term, by changes in interest rates.

      Our revenue is derived from various customer contracts and transactions. The following table provides the percentage share of our 2002 revenue of $412.2 million derived from our customer contracts and transactions and indicates the principal business segment associated with each type:

	% of Total
Type of Contract or Transaction	Revenue	Business Segment

Term contracts of three years or longer	37%	Solutions
License and subscriptions of one year or longer	8	Data and Solutions
Revenue deferred at the point of sale and recognized over the estimated average life of the loan portfolio	5	Data
Counter cyclical revenue principally associated with delinquent loans and loan defaults	11	Data
Transaction based revenue from customers with a historical and long-term relationship with us	25	Data and Services
Other transaction based revenue	14	Data and Services

	100%

Sales and Marketing

      We market and distribute our offerings to all participants in the typical real estate transaction, including loan originators, title insurance brokers, realtors and almost any service provider related to the closing of a real estate transaction. They purchase data, solutions and services from us on either a subscription basis or on a per-transaction basis. Our marketing efforts are led by a centralized corporate marketing division, which supports our sales efforts.

      Our sales force is organized around our three business segments: Data, Solutions and Services. The Data sales force focuses on the top 200 mortgage lending institutions in the U.S. They sell our valuation services, credit and collateral scoring products, flood zone information, and tax services, among other things. Our sales force in the Solutions group sells to a variety of end users. For instance, we sell desktop solutions to realtors and MLS solutions to their local boards, and we sell workflow solutions like Empower!, RealEC and RealEC iSelect to lenders. We market SoftPro to independent title agencies and real estate attorneys, as well as to the users of SIMON and TEAM. Our sales force in the Services division also sells traditional appraisals, tax-outsourcing services, title plant keying and litigation support services.

      All of these segments are targeted via direct and/or indirect field sales, as well as inbound and outbound telemarketing efforts. Our sales efforts are supported by both traditional and non-traditional marketing efforts. These activities include direct marketing, print advertising, electronic advertising, media relations, public relations, tradeshow and convention activities, seminars, collateral material distribution, proposal submission and other targeted activities.

      In addition to our own internal sales channels, our products and services are also actively marketed by Fidelity’s expansive sales force. These individuals, who are familiar with our products and services, include Fidelity’s title representatives, escrow officers and independent third party title agents, as well as its National Lender Solutions, National Default Solutions, Residential Solutions, Vendor Solutions, agency operations and other sales forces.

      Many of our offerings are also marketed independent of our own sales efforts by external resellers and strategic business partners. Our reseller and partner network is comprised of real estate franchises, including Prudential Real Estate Affiliates, Prudential California and RE/MAX; industry influencers, including recognized industry experts and professional speakers; associations and government sponsored agencies, including the National Association of REALTORS®, Microsoft, Fannie Mae and Freddie Mac; the media, including Inman News, Mortgage Banking and Realty Times; representatives from related industries who wish to offer additional services to their existing and prospective customers, and, in some instances, product level competitors who wish to expand their offerings to compete in the bundled services arena.

Employees

      As of December 31, 2002, we had approximately 2,400 full-time equivalent employees. We believe that our relations with employees are generally good.

      Certain employees in our Canadian operations are represented by a labor union. Our Canadian operations have never been subject to any form of work stoppage or strike and have not experienced any labor difficulties.

Intellectual Property

      Our business is dependent upon our ability to gather, manipulate and report publicly available data through the use of proprietary techniques. We rely on copyright and trade secret law to protect our technology. Further, we have developed a number of brands that have accumulated substantial goodwill in the marketplace, and we rely on trademark law to protect our rights in that area. We intend to continue our policy of taking all measures we deem necessary to protect our copyright, trade secret and trademark rights. In addition, we are cognizant of the benefits of patent protection, and management will conduct the necessary screening procedures to identify technology with patent potential.

Financial Information About Foreign and Domestic Operations and Export Sales

      Our operations are primarily conducted within the United States and Canada. Approximately 3% of our revenues are generated in Canada.

Risks Factors

      As discussed under the heading “Statement Regarding Forward-Looking Information” later in this report, the following items are some, but not all, of the risks, uncertainties and assumptions that could cause our actual results to be much different than those contained in any forward-looking statements.

Decreased real estate activity may reduce our revenues and the demand for our products and services.

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

We must meet the demands of a wide variety of customers to succeed.

      Our data, solutions, and services businesses must meet the demands of customers ranging from small businesses to large enterprises involved in, among other things, the title insurance and escrow industry, the lending industry, real estate sales industry, and other service providers to the real estate industry. Our products and services may not appeal to or be adopted by such a wide range of customers, and we may not be able to service the needs of large enterprise customers. Since August 2001, we have significantly reduced our personnel and the personnel of some of the businesses we have acquired. We need to adequately address any customer service issues caused by this reduction to be successful.

      In addition, the real estate industry is a service-based business that involves a great deal of personal interaction, and many of the industry’s more seasoned professionals are slow to embrace technology. In addition, many of the industry’s top producers do not even directly use personal computers, relegating this task to assistants or other support staff. We cannot succeed without encouraging and facilitating the adoption of our integrated desktop and other technological solutions by these professionals.

Our business, operations and corporate structure changed and grew substantially in 2002, and as a result there is limited information upon which you can evaluate our business.

      As discussed above under Item I. Business, we consummated a major business combination with Fidelity on August 1, 2001.

      Also, as discussed above under the heading “Other Acquisitions/ Dispositions”, since August 1, 2001, we acquired:

•	Risco, Inc.,

•	all the assets and liabilities of Reez.com, Inc.,

•	all of the assets of HomeSeekers.com XMLS Web division,

•	the remaining 20% of the common stock of Fidelity National Tax Service, Inc.,

•	ISDI.NET, LLC,

•	55% of Hansen Quality Loan Services, LLC,

•	Comstock Net Services, Inc.,

•	Micro General Corporation, including RealEC and SoftPro,

•	Eastern Financial Systems, Inc., and

•	Trio™ software and certain other assets of HomeServices

      Our limited operating history, as currently configured, makes it difficult or impossible to predict future results of operations, including operating expenses and revenues. Any evaluation of our business and prospects must be made in light of the risks and uncertainties often encountered by early-stage companies in technology-related markets.

Recent personnel changes may interfere with our operations, and we need to attract and retain skilled personnel for permanent management and other key personnel positions to effectively implement our business plan.

      Since August 1, 2001, we experienced significant changes at the senior management level. In August 2001, William P. Foley II was appointed as Chief Executive Officer and Chairman of the Board, and Eric D. Swenson was appointed President and Chief Operating Officer. Mr. Foley resigned as chief executive officer effective in January 2002, and was succeeded by Patrick F. Stone. Also, following the Fidelity transaction in August 2001, Thomas Gay, Jay Seid, Patrick Rivelli, and Robert Boscamp resigned from our board of directors. In their place Mr. Foley, Mr. Stone, Bradley Inman, Willie Davis and Cary Thompson were elected.

      In July of 2002, Dwayne Walker was appointed President and Chief Operating Officer. In August of 2002, Mr. Inman resigned from the board. In January 2003, Richard A. Mendenhall was appointed to the board of directors.

      This new management may have difficulty implementing our business plan.

      Our success depends on the skills, experience and performance of our senior management and other key personnel. These people can terminate their employment with us at any time. To succeed we need to continue attracting and retaining highly skilled personnel.

We cannot predict the value of our acquisition of certain intellectual property assets, and we may not be able to protect those assets.

      In the acquisitions discussed above, we acquired a substantial amount of intellectual property assets. We cannot assure that these intellectual property assets will provide ongoing value to us or help us achieve profitability.

      Furthermore, to compete we must protect our trademark, copyright, and other intellectual property rights. Enforcing these rights is expensive and often difficult or impossible. In addition, claims against us for patent, trademark or copyright infringement or misappropriation of creative ideas or formats, with or without merit, could be time consuming to defend, result in costly litigation, and divert management attention. Resolving these claims could require us to make costly royalty or licensing arrangements or prevent our use of important technologies, ideas or formats.

Our recent growth continues to strain our managerial, operational and financial resources. Failure to manage growth effectively will harm our business, results of operations and financial condition.

      We have, and in the future will, enter new business areas, diversify our revenue sources and expand our products and services by establishing subsidiaries, entering into joint ventures and acquiring new or complementary businesses, products and technologies.

      When we pursue new or complementary business opportunities, we may not be able to expand our product and service offerings and related operations in a cost-effective or timely manner. Integrating new businesses and services may increase costs and delay and divert management’s attention from existing businesses and services. We may lose key personnel from our operations or those of any acquired business. Any launch of new businesses or services that is not successful could damage our reputation and brand name in our current markets.

      Additionally, future acquisitions may also result in potentially dilutive issuances of equity securities, the incurring of additional debt, the assumption of known and unknown liabilities and the amortization of expenses related to intangible assets, all of which could have a material adverse effect on our business, financial condition and operating results.

We need third-party content to operate our business, and this content may become unavailable.

      We currently license from third parties the information incorporated into certain of our products. Our introduction of new products and services may require us to license additional information from other providers. We cannot assure you that these third-party information licenses will continue to be available to us on commercially reasonable terms, if at all. Our performance will suffer if we fail to obtain any of these information licenses.

Security breaches could harm our business by disrupting our delivery of services and products over the Internet.

      Someone circumventing our security could misappropriate proprietary, confidential information, place false orders or cause interruptions in our services or operations. The Internet is a public network, and data is sent over this network from many sources. Recently, some internet service providers and e-commerce web sites have been targeted by “denial of service” and other attacks that overloaded these web sites and forced them to shut down temporarily.

      Computer viruses could be introduced into our systems, corrupting our data, disrupting our online technology and making our web site and internet related products inaccessible. Protecting ourselves from the threat or effect of security breaches or computer viruses is expensive and time-consuming. Our security measures may not prevent security breaches or combat the introduction of computer viruses, either of which may result in loss of data, increased operating costs, litigation and possible liability.

      Concern about the security of the transmission of confidential information over public networks is a significant barrier to e-commerce and communication. Any well-publicized security compromise could reduce the use of our businesses using the Internet for commerce and communications.

Most of our common stock is owned by Fidelity and other insiders.

      As of March 10, 2003, we had 39,612,056 shares of common stock outstanding, and 26,154,140 shares of common stock were owned by Fidelity. Fidelity also holds warrants to purchase 913,970 shares of our common stock at a weighted average price of $10.56 per share. While Fidelity’s shares are not registered for sale to the public, sales of a substantial number of shares of our common stock in the public market, or the perception that substantial sales might occur, could cause the market price of our stock to decrease significantly. This could also make it more difficult for us to raise capital by selling stock or use our stock as currency in acquisitions.

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

Statement Regarding Forward-Looking Information

      This Annual Report on Form 10-K contains statements concerning our expectations, beliefs, plans and objectives. Statements that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on our management’s beliefs as well as assumptions made by, and information currently available to, our management. Because such statements are based on expectations as to future economic performance and are not statements of fact, actual results may differ materially from those projected. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

      Important factors that may affect these projections or expectations include, but are not limited to:

•	general political, economic and business conditions, including the possibility of intensified international hostilities, acts of terrorism, interest rate fluctuations and general volatility in the capital markets;

•	changes in the performance of the real estate markets and industries serving those markets;

•	success of integrating acquired businesses;

•	the impact of competitive products and pricing;

•	success of operating initiatives;

•	availability of qualified personnel;

•	changes in, or the failure to comply with government regulations; and

•	other risks detailed in our filings with the Securities and Exchange Commission.

      All of these factors are difficult to predict and many are beyond our control. Accordingly, while we believe these forward-looking statements to be reasonable, we cannot assure that they will approximate actual experience or that expectations derived from them will be realized. You can often identify a forward-looking statement by the words “anticipate,” “believe,” “estimate,” “objective,” “projection,” “forecast,” “goal,” or similar words.

Item 2.     Properties

      Our principal executive offices are located at 4050 Calle Real, Santa Barbara, CA 93110. As of December 31, 2002, the principal locations where each of our business segments operates are:

•	Data: Milford, MA; Monrovia, CA; Arlington, TX; Kingston, NY; Indianapolis, IN; and Los Angeles, CA.

•	Solutions: Santa Ana, CA; Chicago, IL; Raleigh, NC; Houston, TX; Minneapolis, MN; East Lansing, MI; Olathe, KS; San Diego, CA; Honolulu, HI; Kennesaw, GA; and Sharon, PA.

•	Services: St. Louis Park, MN; Walnut Creek, CA; San Diego, CA; and Scarborough, ONT.

      We believe that our existing facilities and office space are adequate to meet current requirements.

Item 3.     Legal Proceedings

      A class action lawsuit was filed against us in Los Angeles County Superior Court on January 3, 2000 alleging violations of state law and the U.S. Telephone Consumer Protection Act (the TCPA) for unsolicited advertising by facsimile. ACS Systems, Inc. (which merged with and into Micro General Corporation, effective January 1, 2001) contracted with Datamart to advertise its services by fax. Plaintiff alleges the facsimiles did not contain the proper notice to the recipients to notify the sender to discontinue the advertising as required by the TCPA. Plaintiff alleges that the damages to the class are $7.0 million if the violations of the statute were unintentional and $21.0 million if the violations of the statute were intentional. In March 2002, the court granted judgment on our summary judgment motion. The plaintiffs have appealed and we have cross-appealed. The issues that will be determinative of the outcome of this litigation are issues of “first impression”. It is not possible to predict with any certainty how the court will rule on appeal. While we intend to continue to vigorously defend the case, we cannot assure you that the eventual outcome of the case will not have a material adverse effect on our business, financial position and operating results.

      The three actions related to flood certifications discussed below have been filed against us by insurers alleging that they incurred losses based upon inaccurate flood certifications. These actions were filed against various subsidiaries and the allegations related to National Research Center (“NRC”), which was acquired as part of our Vista transaction.

      On May 29, 2002 Travelers Indemnity filed a complaint against NRC Insurance Services, Inc. in the U.S. District Court, Eastern District of Missouri alleging that NRC provided an erroneous flood certification when Travelers underwrote a commercial location. Travelers Indemnity seeks approximately $4.0 million plus expenses in damages. An amended complaint was filed on January 15, 2003 adding us and Vista Environmental Information, Inc., as additional defendants. NRC and the other subsidiary defendants filed their answer to the complaint on January 31, 2003. While we intend to continue to vigorously defend the case, we cannot assure you that the eventual outcome of the case will not have a material adverse effect on our business, financial position and operating results.

      On May 10, 2001, Pennsylvania Manufacturers Association Indemnity Company, d/b/a PMA Group (PMA) filed a complaint in the U.S. District Court of New Jersey alleging that NRC incorrectly issued a standard flood determination. PMA seeks damages in the amount of $1.4 million, representing the amount paid to its insured, Brandywine Senior Care, Inc. (“Brandywine”) which seeks an additional amount in excess of $2.3 million from PMA for alleged business income loss. The obligation to pay business income loss is disputed by PMA and is the subject of a Pennsylvania state court suit. If PMA issues payment for business income loss, it will be added to its claim for damages against NRC. The suit against NRC is stayed pending resolution of the state court litigation between PMA and Brandywine. While we intend to continue to vigorously defend the case, we cannot assure you that the eventual outcome of the case will not have a material adverse effect on our business, financial position and operating results.

      On November 6, 2002, St. Paul Fire & Marine filed a complaint against us in the U.S. District Court, Eastern District of Missouri alleging that NRC incorrectly issued a standard flood determination, when St. Paul underwrote a commercial location. Plaintiff seeks approximately $12.0 million in damages. There has been no response to the suit because the complaint has not been served on NRC. While we intend to continue to vigorously defend the case, we cannot assure you that the eventual outcome of the case will not have a material adverse effect on our business, financial position and operating results.

      We are involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our liquidity, financial condition and results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders

      The Company did not submit any matters to a vote of security holders in the fourth quarter of 2002.

Part II

Item 5.     Market for Registrant’s Common Stock and Related Stockholder Matters

      Our common stock is traded on the NASDAQ National Market under the symbol “FNIS”. The following table shows, for the periods indicated, the high and low sales prices of our common stock, as reported by NASDAQ. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

	High	Low

Year ended December 31, 2002
First quarter	$21.15	$10.49
Second quarter	32.30	21.38
Third quarter	24.38	14.78
Fourth quarter	22.45	14.00
Year ended December 31, 2001(1)
First quarter	$13.34	$4.38
Second quarter	8.40	5.25
Third quarter	9.73	5.32
Fourth quarter	10.69	5.78

(1)	Periods prior to the third quarter of 2001 were adjusted to give retroactive effect to a 1 for 7 reverse split and did not reflect the composition of the Company subsequent to the business combination as of August 1, 2001.

      On March 10, 2003, the last reported sale price of our common stock on the NASDAQ National Market was $16.85 per share. As of March 10, 2003, we had 382 stockholders of record.

      We have not paid any cash dividends on our common stock. We currently intend to retain any future earnings to fund the development of our business and do not anticipate that we will pay cash dividends on our common stock in the foreseeable future.

      On July 1, 2002 we acquired Comstock Net Services, Inc., a technology provider to real estate professionals, in exchange for $1.8 million in cash and 213,323 shares of our common stock. In connection with the issuance of the shares of our common stock, we relied on an exemption pursuant to Rule 506 of Regulation D from the registration requirements of the Securities Act of 1933, as amended. We believe that an exemption from registration pursuant to Rule 506 of Regulation D is appropriate, as the sale of our common stock in this transaction was made to less than 35 purchasers and each purchaser was either an “accredited investor” (as defined in Rule 501 of Regulation D) or we reasonably believed that such a person had the knowledge and experience in financial and business matters to be capable of evaluating the merits and risks of the investment.

      On July 24, 2002, Fidelity exercised its option to convert a $5.3 million convertible note from MGEN into 403,120 shares of our common stock. The MGEN note was converted into the right to receive our common stock pursuant to our tender offer for and subsequent short-form merger with MGEN which closed on July 9, 2002. In connection with the issuance of the shares of our common stock to Fidelity, we relied on an exemption pursuant to Rule 506 of Regulation D from the registration requirements of the Securities Act of 1933, as amended. We believe that an exemption from registration pursuant to Rule 506 of Regulation D is appropriate, as the sale of our common stock in this transaction was made to less than 35 purchasers and the purchaser, Fidelity, was an “accredited investor” (as defined in Rule 501 of Regulation D).

      On October 29, 2002, we acquired Eastern Financial Services, Inc., a provider of mortgage loan origination software, in exchange for $35.9 million in cash and 880,726 shares of our common stock. In connection with the issuance of the shares of our common stock, we relied on an exemption from the registration requirement pursuant to Section 4(2) of the Securities Act of 1933, as amended. We believe that an exemption from registration pursuant to Section 4(2) is appropriate based on the number and financial sophistication of the shareholders of Eastern Financial Services, Inc.

Item 6.     Selected Financial Data

      The table set forth below shows our selected consolidated financial information derived from our historical consolidated financial statements, which have reflected:

•	the merger with the Fidelity Subsidiaries and Chicago Subsidiaries and the related reverse merger accounting treatment (see Note 1 to the Consolidated Financial Statements); and

•	the acquisition of MGEN and the related “as-if pooling-of-interests” accounting treatment for the purchase of the 51.6% portion owned by Fidelity (see Note 3 to the Consolidated Financial Statements).

      The information should be read in conjunction with the accompanying Consolidated Financial Statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Year Ended December 31, (see note (1), (2), (3) and (4) below)

	2002	2001	2000	1999	1998

	(In thousands, except per share data)
Balance Sheet Data:
Cash and short-term investments	$22,058	$12,909	$6,553	$2,504	$1,010
Trade accounts receivable due from affiliates	23,854	14,112	19,783	3,021	4,351
Goodwill, net	274,829	101,962	39,274	8,571	9,977
Total assets	508,908	275,397	115,765	45,690	45,915
Debt with parent	—	23,918	6,642	5,265	14,100
Notes payable and capital lease obligations	13,461	8,920	6,776	—	903
Minority interest and preferred stock of subsidiary	8,631	19,283	5,388	1,960	—
Total stockholders’ equity	395,496	156,363	66,125	20,071	11,419
Operating Data:
Revenue	$412,168	$294,622	$160,771	$75,811	$67,258
Amortization of goodwill	—	4,191	4,303	2,517	1,155
Total costs and expenses	356,598	259,418	146,469	78,298	68,071
Earnings (loss) from continuing operations	30,731	18,702	10,115	(3,321)	(2,555)
Net earnings (loss)	30,731	11,083	2,311	(6,176)	(2,701)
Per Share Data:
Earnings (loss) from continuing operations, per share
— basic	$0.88	$0.70	$0.56	$(0.46)	$(0.44)
— diluted	$0.84	$0.70	$0.56	$(0.46)	$(0.44)
Earnings (loss) per share
— basic	$0.88	$0.41	$0.13	$(0.86)	$(0.47)
— diluted	$0.84	$0.41	$0.13	$(0.86)	$(0.47)
Weighted average shares outstanding — basic	34,827	26,748	18,091	7,156	5,785
Weighted average shares outstanding — diluted	36,769	26,829	18,156	7,156	5,785

(1)	We acquired MGEN on July 9, 2002, including a 51.6% majority ownership acquired from our parent company, Fidelity. The acquisition of Fidelity’s majority interest in MGEN was accounted for in a manner similar to a pooling-of-interests because FNIS and MGEN were entities under common control of Fidelity. As required by generally accepted accounting principles, we have therefore included the operating results of MGEN for all periods presented as if FNIS and MGEN had always been combined.

(2)	Financial results for the year ended December 31, 2001 include the results of operations of the Fidelity Subsidiaries and Chicago Subsidiaries for the full year of 2001 and Vista’s results for the period from August 1, 2001, the acquisition date, through December 31, 2001. 2001 results also include Reez and Risco that were acquired under the purchase accounting method on August 2, 2001, and the XMLS Web division of HomeSeekers.com acquired on December 3, 2001.

(3)	On March 20, 2000, Fidelity acquired Chicago Title and merged certain subsidiaries of the two companies. Accordingly, 2000 results include a partial year, from March 20 through December 31, of operations of the Chicago Subsidiaries, and 1999 and 1998 results were exclusive of the operations of Chicago Subsidiaries.

(4)	Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”) and as a result, have ceased to amortize goodwill.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

      Selected quarterly financial data is as follows:

	Quarter Ended

	March 31	June 30	September 30	December 31

	(In thousands, except per share data)
2002
Revenue	$94,818	$92,084	$107,588	$117,678
Net earnings	6,839	6,239	5,925	11,728
Basic earnings per share	$0.22	$0.20	$0.16	$0.30
Diluted earnings per share	$0.21	$0.19	$0.15	$0.29
2001
Revenue	$59,251	$63,179	$77,312	$94,880
Earnings from continuing operations	3,653	4,836	3,994	6,219
Net earnings	2,677	3,780	3,100	1,526
Earnings from continuing operations, per share:
— basic	$0.15	$0.20	$0.14	$0.20
— diluted	$0.15	$0.20	$0.14	$0.20
Earnings per share:
— basic	$0.11	$0.16	$0.11	$0.05
— diluted	$0.11	$0.16	$0.11	$0.05

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and Selected Financial Data included elsewhere in this Form 10-K.

      Factors Affecting Comparability. As explained earlier in this document, on August 1, 2001, we merged with the Fidelity Subsidiaries and the Chicago Subsidiaries. The merger had the effect of a reverse merger and we became a majority-owned subsidiary of Fidelity. Our Consolidated Statements of Earnings therefore include the operations of Vista since August 1, 2001, and the operations of the Fidelity Subsidiaries and Chicago Subsidiaries prior to that date. Also, since August 1, 2001 we have completed several acquisitions.

      As a result of our formation and the subsequent acquisitions, period-to-period comparisons may not be meaningful. In addition, the Consolidated Statements of Earnings have been adjusted to reflect the merger with MGEN that has been accounted for in a manner similar to a pooling-of-interests. See Note 3 to the Consolidated Financial Statements.

      The following table illustrates the period of time each entity is reflected in our operations as a result of the mergers and acquisitions, and the business segment in which each entity operates:

	Year Ended December 31,			Segment

	2002	2001	2000	Data	Solutions	Services

	Number of months
Fidelity National Flood, Inc.	12	12	12	x
Fidelity National Tax Services, Inc.	12	12	12	x		x
Fidelity National Credit Services, Inc.	12	12	12	x		x
Micro General Corporation	12	12	12		x
Market Intelligence, Inc.	12	12	9	x		x
IDM	12	12	0	x		x
Environmental Risk Management Solutions(1)	3	5	0	x
Geographic Underwriting System	12	5	0			x
MLS	12	5	0		x
Risco	12	5	0		x
Reez.com, Inc.,	12	5	0		x
SoftPro Corporation	12	4	0		x
RealEC Technologies	12	2	0		x
XMLS Web Division of HomeSeekers	12	1	0		x
ISDI.NET	12	0	0		x
Hansen Quality Loan Services, LLC.	7	0	0			x
Comstock Net Services, Inc.	6	0	0		x
Eastern Financial Systems, Inc.	2	0	0		x

(1) Sold in March 2002.

      Overview. The following table presents certain financial data for the years indicated:

	Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands except
	per share data)
Total revenue	$412,168	$294,622	$160,771

Total costs and expenses	$356,598	$259,418	$146,469

Earnings from continuing operations	$30,731	$18,702	$10,115

Net earnings	$30,731	$11,083	$2,311

Diluted earnings per share from continuing operations	$0.84	$0.70	$0.56

Diluted earnings per share	$0.84	$0.41	$0.13

      Our consolidated financial information presents the net effect of the results from discontinued operations separate from the results of our continuing operations. The discussion and analysis that follows focuses on the results from continuing operations.

      On December 31, 2001, the operations of LDExchange, a wholly-owned subsidiary of MGEN, were discontinued. The financial statements for the three years ended December 31, 2002 reflect our results from continuing operations. The loss incurred by LDExchange and the loss on disposal of this operation, classified separately as discontinued operations, are $7.6 million and $7.8 million, net of tax, for the years ended December 31, 2001 and 2000, respectively.

      Impact of Merger Related Costs. As discussed in Note 3 to the Consolidated Financial Statements, during the third quarter of 2002 we completed a merger with MGEN. Also in the third quarter we agreed to, but later cancelled, a merger with a credit services company. As a result of these transactions we incurred substantial costs in the period. In the case of MGEN these costs were expensed under the accounting treatment for companies under common control, and in the case of the credit services company the costs were expensed under the accounting treatment appropriate for a cancelled acquisition. Typically, direct costs incurred in connection with an acquisition are included as part of the total purchase price, and not immediately expensed.

      The following supplemental earnings information is presented to show our results of operations before recognition of these merger related costs (all merger related costs in the table and described in this section are net of income tax at an effective rate of 39%). This information is intended to illustrate the impact of the merger related costs on earnings from continuing operations and diluted earnings per share from continuing operations and should not be considered as an alternative to any measure of performance as promulgated under generally accepted accounting principles (“GAAP”). We are presenting this information because we believe it is useful to investors considering the unique nature of the transactions.

      As shown in the table below, excluding merger related costs, we would have reported net earnings from continuing operations for the year ended December 31, 2002 of $35.4 million, or $0.97 per diluted share, as compared with net earnings for the corresponding periods in 2001 and 2000 of $18.7 million or $0.70 per diluted share and $10.1 million, or $0.56 per diluted share, respectively.

      The merger related costs, net of taxes, consist of $3.6 million of non-cash compensation charges associated with the exchange of vested and unvested stock options and warrants of MGEN; and $0.7 million and $0.4 million of direct costs incurred in connection with the MGEN and credit services company transactions, respectively.

      Additionally, at December 31, 2002, there remains $1.6 million of unearned compensation costs associated with the exchange of unvested options of MGEN, which are recorded in Stockholders’ Equity in the accompanying Consolidated Balance Sheet as of December 31, 2002. These costs will be expensed in the future, over the vesting period of the options.

	Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands except per
	share data)
Net earnings from continuing operations	$30,731	$18,702	$10,115
Add back: merger related costs, net of taxes	4,653	—	—

Adjusted earnings from continuing operations	$35,384	$18,702	$10,115

Adjusted diluted earnings per share from continuing operations	$0.97	$0.70	$0.56

      Revenue. The following table presents the components of our revenue:

	Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands)
Revenue:
Data	$148,083	$121,324	$75,656
Data — related party	9,751	2,027	—
Solutions	63,634	26,481	3,567
Solutions — related party	117,773	106,142	68,563
Services	72,927	38,648	12,985

Total Revenue	$412,168	$294,622	$160,771

      The increase in total revenue over the period from 2000 to 2002 has resulted primarily from mergers and acquisitions, organic growth driven by low mortgage interest rates and a high number of real estate and refinancing transactions and increases in services provided to Fidelity.

      Our customers are primarily lenders, real estate professionals and title companies. Accordingly, the level of real estate activity impacts our revenue. Real estate sales are directly affected by changes in mortgage interest rates as well as other macroeconomic factors including demand for housing, employment levels, family income levels and general economic conditions. Beginning in December 2000 and continuing through the fourth quarter of 2002, interest rates have been reduced by 525 basis points, bringing interest rates down to their lowest level in recent history, which has significantly increased the volume of refinance activity.

      Interest rate changes have a particularly significant impact on our Data and Services segments. Our flood, credit, tax and property valuation business lines have historically been closely aligned with the home equity credit market. Revenue increases during periods of relatively low interest rates due to higher refinance volumes and declines during periods of relatively high interest rates. Our tax and property valuation businesses also serve the default markets that typically increase in demand during periods of rising interest rates, partially offsetting the decline in refinancing activity.

      In the Solutions segment, our revenues from MLS, as well as software development, technical and other services provided to Fidelity, are primarily connected with term contracts, licenses and subscriptions and are therefore not directly affected by interest rate changes and mortgage financing activities. Year over year increases in this segment were primarily a result of merger and acquisition activities, as well as increases in the amount of services provided to Fidelity. Low interest rates and the high level of real estate activity have significantly improved Fidelity’s revenue, which has resulted in more demand for our services by Fidelity. Also contributing to the growth in revenue from Fidelity is their acquisition of Chicago Title in March of 2000 and development of NGS which began in the last half of 2000. We expect revenues from NGS development to gradually decline as the project approaches completion of the rollout, which is expected to be sometime in early 2005. However, we also expect the development revenues to be partially replaced by revenues from the maintenance and service of NGS which should increase as the roll out occurs and the development of other products. See “Effects of Transactions with Related Parties” later in this section.

      The Data segment’s revenue in 2002 increased $34.5 million to $157.8 million, an increase of 28.0% over 2001. The increase in revenue from 2001 to 2002 is due primarily to increases in real estate and refinance activity as a result of decreasing interest rates. The increase is partially offset by the sale of the Environmental Risk Management Solutions unit in March of 2002. This business accounted for $4.9 million of revenue in 2001 and $2.7 million in 2002. The Data segment’s revenue in 2001 increased $47.7 million to $123.4 million, an increase of 63.0% over 2000. The increase is primarily due to the increases in real estate activity as a result of decreasing interest rates and the inclusion of the Chicago Subsidiaries’ (Market Intelligence, Chicago Flood and Chicago Credit) operations for a full year in 2001 versus nine months in 2000.

      The Solutions segment’s revenue in 2002 increased $48.8 million to $181.4 million, an increase of 36.8% over 2001. The increase in revenue from 2001 to 2002 is due primarily to 1) increases in real estate and refinance activity as a result of decreasing interest rates, 2) the inclusion of a full year of revenue from the MLS, Risco, Homeseekers, SoftPro and RealEC businesses in 2002 versus a partial year in 2001, 3) the Eastern acquisition in October of 2002 and 4) an increase in revenues from services provided to Fidelity. Solutions revenue from Fidelity increased $11.6 million or 11.0% to $117.8 million in 2002 compared to 2001. This is due to higher NGS development revenue and increased demand for services resulting from the higher real estate activity. The Solutions segment’s revenue in 2001 increased $60.5 million to $132.6 million, an increase of 83.4% over 2000. This is primarily due to the acquisition of the MLS, Risco, SoftPro and RealEC businesses in 2001 and an increase in revenues from services provided to Fidelity. Solutions revenue from Fidelity increased $37.6 million or 54.8% to $106.1 million in 2001 compared to 2000. This is due primarily to the increase in Fidelity’s business following its acquisition of Chicago Title in March of 2000 and the commencement of NGS development in mid 2000.

      The Service segment’s revenue in 2002 increased $34.3 million to $72.9 million, an increase of 88.7% over 2001. The increase in revenue from 2001 to 2002 is due primarily to increases in real estate and refinance activity as a result of decreasing interest rates and the acquisitions during 2001 and 2002 as shown in the table at the top of this section (including Hansen, which was acquired in May of 2002 and accounted for $14.1 million of the increase in 2002). The Service segment’s revenue in 2001 increased $25.7 million to $38.6 million, an increase of 197.6% over 2000. This is primarily due to the increases in real estate activity as a result of decreasing interest rates, the acquisitions during 2001 and the inclusion of one of the Chicago Subsidiaries’ operations (Market Intelligence) for a full year in 2001 versus a partial year in 2000.

      Costs and expenses. The following table presents information regarding the components of total costs and expenses, excluding amortization of goodwill:

	Year Ended December 31,

		% of		% of		% of
		Related		Related		Related
	2002	Revenue(1)	2001	Revenue(1)	2000	Revenue(1)

	(Dollars in thousands)
Cost of data revenue	$50,738	32.1%	$43,859	35.6%	$26,284	34.7%
Cost of solutions revenue	76,687	42.3%	64,539	48.7%	33,360	46.2%
Cost of services revenue	38,909	53.4%	19,758	51.1%	6,094	46.9%

	$166,334	40.3%	$128,156	43.5%	$65,738	40.9%

Operating expenses	$182,636	44.3%	$127,071	43.1%	76,428	47.5%
Merger related costs	7,628	1.9%	—	0.0%	—	0.0%

Total	$356,598	86.5%	$255,227	86.6%	$142,166	88.4%

(1)	Represents cost of data, solutions, and services revenue as a percentage of their respective revenue, i.e. cost of data revenue divided by data revenue. Total cost of revenues, operating expenses, merger related costs and total costs and expenses are calculated as a percentage of total revenue.

      The cost of revenue consists primarily of direct costs associated with the sales of products and services. Major direct costs include consulting fees, subcontracted appraisal fees, purchased real estate data, direct printing costs, royalty and license fees, reseller commissions, variable sales compensation and in the case of the Solutions segment, certain salaries and benefits. The year over year increases in the total dollar amount of cost of revenue shown above is a result of the growth of our business through acquisition and organic growth as discussed earlier in this section.

      In 2002 the cost of revenue for the Data segment decreased to 32.1% of revenue from 35.6% of revenue in 2001. The decrease is due primarily to an increase in the proportion of revenue from our Tax services operation (which has a relatively lower cost of revenue) in the current year as compared with the prior year. The increase of 0.9% in the cost of revenue as a percentage of revenue in 2001 compared to 2000 is due primarily to changes in the underlying mix of business as a result of the acquisitions in 2001 and 2000.

      In 2002 the cost of revenue for the Solutions segment decreased to 42.3% of revenue from 48.7% of revenue in 2001. This is due primarily to lower costs for work performed for Fidelity as a result of using a greater proportion of employees rather than outside consultants to provide the services, and a greater proportion of revenues from the MLS business unit which has a relatively low cost of revenue. The MLS operations are included in 12 months of 2002 as compared to five months in 2001. The increase of 2.5% in the cost of revenue as a percentage of revenue in 2001 compared to 2000 is due primarily to changes in the underlying mix of business as a result of the acquisitions in 2001 and 2000.

      In 2002 the cost of revenue for the Services segment increased to 53.4% of revenue from 51.1% of revenue in 2001. The increase is due primarily to an increase in the proportion of revenue from our appraisal services operation, which has a relatively higher cost of revenue than the other businesses in the segment, in the current year as compared to the prior year. The increase in the cost of revenue as a percentage of revenue in 2001 to 51.1% compared to 46.9 % in 2000 is due primarily to the higher proportion of revenue from our appraisal business and to changes in the underlying mix of business as a result of the acquisitions in 2001 and 2000.

      The following table presents the portion of operating expense that consists of personnel costs by year:

	Year Ended December 31,

		% of Total		% of Total		% of Total
	2002	Revenue	2001	Revenue	2000	Revenue

	(Dollars in thousands)
Personnel costs(1)	$92,227	22.4%	$63,749	21.6%	$36,644	22.8%
Other operating expenses	90,409	21.9%	63,322	21.5%	39,784	24.7%

Total operating expenses	$182,636	44.3%	$127,071	43.1%	$76,428	47.5%

(1)	Personnel costs shown in the table exclude certain direct salaries, bonuses, commissions and benefits included in cost of the segments’ revenue in the amounts of $45.3 million, $35.3 million and $15.3 million in 2002, 2001 and 2000, respectively.

      Personnel costs include base salaries, bonuses and benefits paid to employees, and are one of our most significant operating expenses. Although the majority of these costs are fixed, certain of the costs fluctuate with the mix and level of revenue. We have taken significant measures to maintain appropriate personnel levels and costs relative to the volume and mix of business while maintaining customer service standards and quality controls. We continue to monitor prevailing market conditions and will adjust personnel costs in accordance with operating activity.

      The year over year increases in the total dollar amount of personnel costs shown above is a result of the growth of our business through acquisition and organic growth as discussed earlier in this section. The increase of 0.8% in personnel costs as a percentage of revenue in 2002 as compared to 2001 is due primarily to an increase in corporate personnel costs offset by reductions in personnel at the business unit level from synergies realized in the mergers and acquisitions. Prior to formation in August of 2001, with the exception of MGEN, there was no corporate structure as the acquiring companies were part of Fidelity and Chicago Title. The decrease of 1.2% in 2001 personnel costs as a percentage of revenue as compared to 2000 is due primarily to reductions from synergies realized in the mergers and acquisitions.

      Other operating expenses consist primarily of facilities expenses, postage and courier services, computer services, professional services, advertising expenses, general insurance, depreciation, trade receivable allowances and service fees paid to Fidelity. We are committed to cost control measures. We have implemented aggressive cost control programs in order to maintain operating expenses at levels consistent with the levels of revenue. However, certain fixed costs are incurred regardless of revenue levels, resulting in period-over-period fluctuations. Our cost control programs are designed to evaluate expenses, both current and budgeted, relative to existing and projected market conditions.

      The year over year increases in the total dollar amount of other operating expenses shown above is a result of the growth of our business through acquisition and organic growth as discussed earlier in this section. Other operating expenses as a percentage of total revenue were 21.9% in 2002, 21.5% in 2001, and 24.7% in 2000. The slight increase in other operating expenses as a percentage of total revenues in 2002 compared with 2001 is primarily attributable to an increase in corporate operating costs, offset by reductions in operating costs at the business unit level from synergies realized in the mergers and acquisitions. Prior to formation in August of 2001, with the exception of MGEN, there was no corporate structure as the acquiring companies were part of Fidelity and Chicago Title, and not separately operated companies. The decrease of 3.2% in other operating costs as a percentage of revenue in 2001 as compared to 2000 is due primarily to reductions from synergies realized in the mergers and acquisitions and an improvement in the expense to revenue ratio at the operating unit level.

      Merger-related costs of $7.6 million in 2002 include $5.9 million of non-cash stock option compensation charges incurred in connection with the MGEN merger and $1.7 million in transaction costs, of which $1.1 million is associated with the MGEN transaction. There were no similar transactions in 2001 and 2000.

      Interest expense, net was $1.1 million, $1.3 million and $0.9 million for 2002, 2001 and 2000, respectively and primarily represents interest expense related to lines of credit, capital leases and notes payable, partially offset by interest income from invested cash. Interest expense for 2002 includes approximately $0.2 million incurred in connection with the revolving credit facility with Fidelity and $0.3 million incurred in connection with a convertible note payable held by Fidelity. Fidelity exercised its option to convert the note to common stock on July 24, 2002. Interest expense in 2001 included approximately $0.7 million incurred in connection with the revolving credit facility with Fidelity which was entered into in August 2001, and $0.5 million incurred in connection with a convertible note payable held by Fidelity. In 2001, the increase in expense from the revolving credit facility with Fidelity was partially offset by interest income from higher cash balances than in 2000. Interest expense in 2000 includes approximately $0.5 million incurred in connection with a convertible note payable held by Fidelity.

      Income taxes as a percentage of earnings before income taxes and minority interests for 2002, 2001 and 2000 was 38.9%, 38.1% and 18.6%, respectively. The fluctuation in income taxes as a percentage of earnings is attributable to our estimate of ultimate income tax liability as well as the recognition of net operating loss carryforwards and the effect of amortization of goodwill consistent with SFAS No. 142.

      Other income and expense, net in 2002 includes a $0.4 million gain on sale of Environmental Risk Management Solutions, which was sold on March 25, 2002 for $15.5 million in cash. The $0.6 million expense in 2000 represents the loss recorded on a joint venture between RealEC and Stewart Title Company.

      There was no amortization of goodwill in 2002 as a result of adopting SFAS No. 142. Amortization of goodwill was $4.2 million and $4.3 million in 2001 and 2000, respectively. The decrease of $0.1 million in 2001 as compared to 2000 is due to a $1.0 million reduction in amortization from prior acquisitions of MGEN as a result of extending the amortization period and from the utilization of net operating losses that reduced the amount of goodwill. The reduction was partially offset by additional amortization from the acquisitions completed in 2001. See Notes 2 and 7 to the Consolidated Financial Statements.

      Minority interests include the amount of after tax earnings attributable to the portion of MGEN not owned by Fidelity, and in 2002 also included the 45% interest in Hansen not owned by us. The increase in 2002 to $2.6 million from $2.3 million in 2001 is due to the addition of $1.4 million attributable to the acquisition of our 55% interest in Hansen in May 2002, partially offset by a reduction resulting from the purchase of the minority interest in MGEN by us on July 9, 2002. The increase in 2001 as compared to 2000 of $1.9 million is due to higher MGEN net income in 2001.

Liquidity and Capital Resources

      Cash Flows. Our cash requirements include personnel and other operating expenses, taxes, capital expenditures, systems development, business acquisitions and debt service. We believe that all anticipated cash requirements for current operations will be met from internally generated funds and borrowings through existing credit facilities. Our short and long-term liquidity requirements are monitored regularly to match cash inflows with cash requirements. We forecast the daily needs of our business units and periodically review their short and long-term projected sources and uses of funds, as well as the asset, liability, investment and cash flow assumptions underlying these projections.

      Net cash provided by operating activities from continuing operations in 2002 was $60.8 million. Other significant sources of cash in 2002 were proceeds from the sale of Environmental Risk Management Solutions and proceeds from exercise of stock options and employee benefit plans of $15.5 million and $20.8 million, respectively. The most significant uses of cash during 2002 were for business acquisitions, repayment of debt and capital expenditures, which were $44.0 million, $24.0 million and $18.4 million, respectively.

      Seasonality. The business cycle of the residential real property valuation services, flood services and credit services business lines have historically been closely aligned with the home equity credit market. Volumes generally increase in the early spring, followed by a slower summer season, a relatively busy fall and a significantly slower winter. Significant changes in interest rates may alter these traditional seasonal patterns due to the effect the cost of financing has on real estate transactions. Our MLS and NGS development revenue is primarily contract based and not significantly affected by seasonality, or, in the short-term, by changes in interest rates.

      Financing. We have two credit facilities available to us: a syndicated secured $75.0 million senior bank credit facility and a $25.0 million unsecured revolving credit agreement with Fidelity.

      On December 20, 2002, we entered into a syndicated secured credit facility agreement with a group of banks. This senior credit facility, comprised of a revolving credit facility and a standby letter of credit facility, provides for an aggregate maximum line of credit of $75.0 million that expires in December 2005, and is secured by our assets. The maximum credit line can be increased to $100.0 million under certain circumstances. As of December 31, 2002, there were no amounts outstanding under the facility and we had the entire $75.0 million in borrowings available to us.

      Under the senior bank credit facility, we may elect loan arrangements as either a Base Rate Loan or a LIBOR Rate Loan. The Base Rate Loan bears an interest rate of the greater of (a) the Prime Rate and (b) the Federal Fund Rate plus 0.5%, plus an applicable margin of 0.25% to 0.75% depending upon our leverage ratio. The LIBOR Rate Loan’s interest rate is LIBOR plus an applicable margin of 1.50% to 2.00% depending upon our leverage ratio. We are also required to pay a non-refundable commitment fee at a rate of 0.375% to 0.625% per annum based on the usage of the credit facility.

      The senior credit agreement imposes certain affirmative and negative covenants on us relating to current debt ratings, certain financial ratios related to liquidity, net worth, investments, acquisitions and restricted payments, and certain dividend restrictions. We were in compliance with all of the debt covenants as of December 31, 2002.

      The unsecured revolving credit agreement with Fidelity provides for a maximum credit line of $25.0 million that expires and is due in September 2006 and bears interest at a variable rate of prime plus 2.0%. As of December 31, 2002, there was no amount outstanding under the Fidelity credit agreement and we had the full $25.0 million in borrowings available to us. This facility is subordinated to the senior bank credit facility.

      Contractual Obligations. Our financing obligations generally include our credit agreements described above, operating and capital lease payments on certain of our premises and equipment, a building mortgage, and a note payable to Hansen Quality Loan Services.

      In October 2001 we entered into a strategic alliance agreement with Lexis-Nexis to acquire a 50% ownership interest in their national real estate database. The terms of the agreement require us to make annual payments through October 2005 to complete the transaction. The estimated payments to be made in the next three years are $0.9 million, $1.2 million and $1.5 million, respectively. These payments may be accelerated at our option. During 2002 we entered into an agreement with a vendor to purchase $7.0 million of computer equipment by December 31, 2003. During 2002 we also entered into a purchase commitment for telecommunication services totaling $20.0 million, extending through 2006, in connection with services to be provided to Fidelity.

      The following table represents a summary of our contractual obligations:

							Portion
							Relating
							to
	2003	2004	2005	2006	2007	Thereafter	Interest	Total

	(Dollars in thousands)
Notes payable(1)	$1,020	$50	$4,179	$59	$930	$—	$—	$6,238
Capital lease payments	2,618	2,982	2,456	1,265	354	—	(2,452)	7,223
Operating lease payments	15,677	14,993	5,973	4,308	3,420	2,664	—	47,035
Purchase obligations	12,900	6,200	6,500	5,000	—	—	—	30,600

Total contractual obligations	$32,215	$24,225	$19,108	$10,632	$4,704	$2,664	$(2,452)	$91,096

(1)	A 7.5% mortgage note of $1.1 million, due January 2007, was paid in full in February 2003.

      Effects of Transactions with Related Parties. We entered into a service agreement with Fidelity on August 1, 2001, which is automatically renewable each year. Under the agreement, we pay an annual base fee, plus an hourly rate over the base, to Fidelity for executive and general management, accounting, legal, investment and administrative services. The amount of fees for providing such services is based on estimated time incurred to perform each of the functions and the estimated personnel costs for the function performed. Such fees paid to Fidelity, included in operating expenses, were $1.5 million and $0.5 million for 2002 and 2001, respectively.

      The amount payable to a related party of $4.9 million and $1.2 million at December 31, 2002 and 2001, respectively, represents amounts paid by Fidelity on our behalf.

      We provide support services for TEAM and SIMON, real estate settlement software solutions used by Fidelity and its affiliates. In addition, we have been developing for Fidelity a new enterprise software solution, NGS, which will eventually replace TEAM and SIMON. Revenue derived from Fidelity and its affiliates in connection with the development of NGS, supporting TEAM and SIMON and providing other services was $117.8 million, $106.1 million and $68.6 million in 2002, 2001 and 2000, respectively.

      In addition, included in the 2002 and 2001 Data revenue were $9.8 million and $2.0 million related to sales of data products to Fidelity.

      The amounts due from Fidelity as of December 31, 2002 and 2001 related to the above transactions were $23.9 million and $14.1 million, respectively.

      We negotiated the rates we charge Fidelity under a Master Services Agreement (“MSA”). The MSA outlines the scope of services we provide to Fidelity and certain of the pricing and billing arrangements. It requires that we provide services to Fidelity at prices no higher than we charge to any direct competitor of Fidelity. Certain projects are billed to Fidelity on a cost plus fixed percentage profit basis. The remainder of the revenues from Fidelity are derived from the provisioning of a variety of products and services that are billed under one of the following methods: time and expenses, monthly maintenance, and fees based on per transaction, per user and per location. Subject to the provisions of the agreement the current MSA expires December 31, 2003.

      IDM, our wholly-owned subsidiary, entered into several transactions with IDM-Manila, a Philippines company partially owned by the former owner of IDM, who is currently an employee of ours. IDM-Manila converts data into requested formats as instructed by IDM. Additionally, IDM contracts with IDM-Manila to maintain the Lexis-Nexis database. During 2002, 2001 and 2000, IDM paid to IDM-Manila approximately $3.1 million, $1.7 million and $1.6 million, respectively, for data entry. The fee is based on the number of records converted.

      We entered into several notes related to equipment financing. These notes are secured by agreements which assign the respective revenue stream from Fidelity to the note holders in the event of a default under the notes.

      MGEN had a $5.3 million convertible note payable to Fidelity. This note was converted into our common stock in July 2002.

      On May 28, 2002, we purchased a 55% interest in Hansen Quality Loan Services, LLC. The remaining 45% interest is held by Hansen Quality Loan Services, the principal of which is also our employee. In connection with the acquisition, we issued a convertible note of $4.1 million payable to Hansen Quality Loan Services. The conversion feature was subsequently eliminated by mutual consent of the parties to the note. We also granted a stock option for 136,000 shares of our common stock to this employee.

      In connection with the business combination with Fidelity we transferred to Chicago Title 11,703,801 shares of our common stock and transferred to Fidelity 5,507,671 shares of our common stock. Collectively, these shares of common stock then constituted approximately 77% of our outstanding common stock.

      On August 2, 2001, we issued to Fidelity 1,614,286 shares of our common stock for all of the outstanding common stock of Risco, Inc. Risco is a multiple listing service vendor in the United States.

      On August 2, 2001, we acquired all the assets and liabilities of Reez.com., Inc., from Fidelity in exchange for 136,971 shares of our common stock. Reez’s software provides the realtor, consumer and settlement service provider with an on-line platform to schedule, track and close real estate transactions.

      Capital Stock Transactions. On September 28, 2001, our Board of Directors authorized us to repurchase up to 1,000,000 shares of our common stock. Purchases may be made by us from time to time in the open market or in block purchases or in privately negotiated transactions depending on market conditions and other factors. During October 2001, we repurchased a total of 53,800 shares of our common stock for $0.3 million, at an average purchase price of $6.30 per share. No other repurchases have been made as of December 31, 2002.

      On January 2, 2002, we issued 275,000 shares of common stock to acquire ISDI.NET, LLC (“ISDI”). Under the agreement, the owner of ISDI had the right to receive additional consideration from us based on ISDI’s earnings. In 2002, we issued approximately 60,000 shares of our common stock in exchange for such right.

      On July 1, 2002 we issued 213,323 shares of our common stock to acquire Comstock Net Services, Inc.

      On July 9, 2002, we issued 12,895,721 shares of our common stock in connection with the completion of the merger of MGEN.

      On July 24, 2002 Fidelity exercised its option to convert a note payable by MGEN into 403,120 shares of our common stock.

      On October 29, 2002 we issued 880,726 shares of our common stock in connection with the completion of the acquisition of Eastern.

      See Note 3 to the Consolidated Financial Statements for the details of the above acquisitions.

Critical Accounting Policies

      The accounting policies described below are those we consider critical in preparing our Consolidated Financial Statements. Certain of these policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of certain contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. See Note 2 to the Consolidated Financial Statements for a more detailed description of our significant accounting policies that have been followed in preparing our Consolidated Financial Statements.

      Software Development Costs and Purchased Software. Costs incurred in creating computer software to be licensed or sold are charged to expense when incurred until technological feasibility has been established. Technological feasibility is established upon completion of a detail program design or, in its absence, completion of a working model. Costs incurred in developing software intended for internal use are capitalized after the initial planning phase is completed. Thereafter, certain software production costs are capitalized and subsequently reported at the lower of amortized cost or net realizable value. Capitalized costs are amortized based on current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product. Estimated economic life is generally three to ten years.

      Software obtained through acquisition to be marketed and sold is recorded at fair value and amortized at a rate that approximates its estimated future cash flow and typically equals a period of three to ten years.

      We regularly assess the recoverability of the cost of our capitalized software development costs and software obtained through acquisitions based on an analysis of the undiscounted cash flows generated by the underlying assets.

      Goodwill and Other Intangible Assets. Goodwill represents the excess of purchase price over the fair value of assets acquired and the liabilities assumed relating to acquisitions. Prior to 2002, goodwill was amortized on a straight-line basis over five to 25 years. In January 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” and as a result, have ceased to amortize goodwill. Instead, we performed a transitional impairment review of goodwill as of January 1, 2002 and an annual impairment review thereafter. We have evaluated the impact of its adoption and determined that no impairment charge was required upon adoption of this standard. Our impairment test was performed through comparison of the fair value of the reporting units with the carrying value of their assets.

      Other intangible assets primarily include contract values, service contracts with Fidelity, trademarks, customer relationships, and certain other assets and are amortized over the expected periods of benefit of the assets. MLS contracts are amortized over a ten to 25 year life on a basis consistent with the expected renewal rate of the underlying contracts. The other intangible assets are amortized over a two to 20 year life either on a straight-line basis or at a rate that approximates its future expected cash flow. One trademark and a joint venture agreement, totaling $5.0 million, possess characteristics associated with an indefinite life and accordingly, are not being amortized. Impairment of intangible assets is monitored on a continuing basis, and is assessed based on the undiscounted cash flows generated by the underlying assets.

      Revenue Recognition. We recognize revenue from the sale of services or data when evidence of the arrangement exists, delivery has occurred, the sales price has been determined and collectibility is deemed probable, generally in the month in which the report is shipped or in which information is transmitted to the customer, in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition” (“SAB 101”). Our flood and tax units provide various services including life-of-loan monitoring services. Revenue is recognized based on the estimated fair values of services being provided upfront and over the life of the loan. The amount recognized upfront is approximately 75% for flood and 50% for tax of the total revenue received. The amounts deferred are recognized ratably over the estimated average life of the loan portfolio, which is determined based on our historical experience.

      Revenue from the sale of software is recognized in the month in which the revenue recognition criteria of Statement of Position No. 97-2, “Software Revenue Recognition” (“SOP 97-2”) are met, generally the month in which the software is shipped to the customer.

      We follow SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” for software contracts with significant customization. We recognize revenue from software contracts with customization using the percentage of completion method of accounting whereby revenue is recognized based on the stage of completion of individual contracts using estimates of service days to total estimated service days.

      System solutions sold to our customers may involve a selection of the following elements: computer hardware (sold or leased), internally developed software, telecommunications services, information security, training and customer support. These system solutions services have been accounted for under the provisions of SOP 97-2. Revenue recognition commences at the point at which we have delivered to the customer all elements essential to the functionality of the system solutions. Accordingly, we defer and recognize revenue associated with these arrangements ratably over the terms of the underlying agreements, commencing at contract “cutover.” Cutover is generally defined as the point at which the hardware is installed, software has been delivered, training is completed, and the service is accessible to and usable by the customer. Cash received prior to cutover are deferred and recognized as revenue ratably over the life of the contract. For certain sales, we provide 90 to 360 day initial maintenance and support to the customer. We accrue costs relating to this initial support period at the time of the sale.

      Certain other elements of the agreements, such as ongoing maintenance, involve separately stated monthly fees. Revenues associated with such other elements are recognized over the periods during which the services are performed, generally on a monthly basis.

      Hardware may be sold or leased to our system solutions customers. Such hardware is a standard, non-customized equipment that can be used for other information processing applications. Leases of hardware are generally classified as “sales-type leases” in accordance with the provisions of SOP 97-2 and Statement of Financial Accounting Standards No. 13, “Accounting for Leases,” and revenue is recognized upon delivery.

      Revenues from providing management support and consulting services are recognized as services are performed.

      Deferred Taxes. Under SFAS No. 109, “Accounting for Income Taxes,” deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities, and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. SFAS No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based on the weight of available evidence, we have provided a valuation allowance against certain deferred tax assets. The valuation allowance was based on the historical earnings patterns within individual tax jurisdictions that make it uncertain that we will have sufficient income in the appropriate jurisdictions to realize the full value of the assets. We will continue to evaluate the realizability of the deferred tax assets on a quarterly basis.

Recent Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets that meet one of two criteria. The statement applies to all business combinations initiated after June 30, 2001.

      SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. SFAS No. 142 is generally effective for fiscal periods beginning after December 15, 2001 and the amortization provisions of SFAS No. 142 are effective for acquisitions subsequent to June 30, 2001. We adopted SFAS No. 142 effective January 1, 2002 (See Notes 2 and 7 to the Consolidated Financial Statements).

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” it retains many of the fundamental provisions of that statement. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have a material impact on our financial position, results of operations and cash flows.

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS 145”).” SFAS 145 rescinds SFAS 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of SFAS 145, we will be required to apply the criteria in APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“Opinion No. 30”), in determining the classification of gains and losses resulting from the extinguishment of debt. Additionally, SFAS 145 amends SFAS 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions to be accounted for in the same manner as sale-leaseback transactions. SFAS 145 will be effective for fiscal years beginning after May 15, 2002 with early adoption of the provisions related to the rescission of SFAS 4 encouraged. Upon adoption, companies must reclassify prior period items that do not meet the extraordinary item classification criteria in Opinion No. 30. The adoption of SFAS 145 as of December 31, 2002 did not have a material impact on our consolidated financial statements.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit and Disposal Activities.” SFAS 146 nullifies Emerging Issues Task Force (“EITF”) issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Under EITF issue 94-3, a liability for an exit cost is recognized at the date of an entity’s commitment to an exit plan. Under SFAS 146, the liabilities associated with an exit or disposal activity will be measured at fair value and recognized when the liability is incurred and meets the definition of a liability in the FASB’s conceptual framework. This statement is effective for exit or disposal activities initiated after December 31, 2002. We believe that the adoption of SFAS 146 will not have a material impact on our consolidated financial statements.

      In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others” (“FIN 45”), an interpretation of FASB Statements Nos. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have an impact on our financial position, results of operations and cash flows.

      In November 2002, the FASB’s EITF issued EITF 00-21 “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying EITF 00-21, separate contracts with the same entity or related parties that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single arrangement in considering whether there are one or more units of accounting. That presumption may be overcome if there is sufficient evidence to the contrary. EITF 00-21 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The guidance in this Issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Alternatively, companies may elect to report the change in accounting as a cumulative-effect adjustment. Early application of this consensus is permitted. We have not yet adopted EITF 00-21 and are currently analyzing its impact on our financial position, results of operations and cash flows.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS No. 123”. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the Notes to these Consolidated Financial Statements. We will implement SFAS No. 148 effective January 1, 2003 regarding disclosure requirements for condensed financial statements for interim periods. Our management has not yet determined whether they will voluntarily change to the fair value based method of accounting for stock-based employee compensation.

Item 7A.	Quantitative and Qualitative Disclosure About the Market Risk

      Our Consolidated Balance Sheets include certain assets and liabilities whose fair values are subject to market risks. However, as of December 31, 2002 we believe that the amount of such risk is not significant to our financial condition. We do not maintain available cash resources in interest sensitive instruments, and we attempt to manage any risk associated with accounts receivable through periodic reviews and establishment of appropriate allowances as part of our internal controls and policies.

      Interest rate changes will directly affect our borrowing costs, since our credit facilities bear interest at a rate related to either the prime rate or the LIBOR rate. However, as of December 31, 2002 we do not have any outstanding borrowings under either of our credit facilities.

      Our financial performance will be affected more significantly by the pace of general economic activity (and in particular, real estate related transactions), which fluctuates in part in reaction to prevailing interest rates and mortgage financing activity.

Item 8.	Financial Statements and Supplementary Data

FIDELITY NATIONAL INFORMATION SOLUTIONS, INC. AND SUBSIDIARIES

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

Fidelity National Information Solutions, Inc.:

      We have audited the accompanying Consolidated Balance Sheets of Fidelity National Information Solutions, Inc. and Subsidiaries as of December 31, 2002 and 2001 and the related Consolidated Statements of Earnings, Stockholders’ Equity and Cash Flows for each of the years in the three-year period ended December 31, 2002. In connection with our audits of the Consolidated Financial Statements, we have also audited the financial statement schedule included at Schedule II. These Consolidated Financial Statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these Consolidated Financial Statements and the financial statement schedule based on our audits.

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

      As discussed in Note 2 and Note 3 to the Consolidated Financial Statements, on July 9, 2002, the Company acquired 100% of Micro General Corporation (“Micro General”), which was a majority-owned subsidiary of Fidelity National Financial, Inc. (“Fidelity”), the majority owner of the Company at the time of the acquisition. The Company has accounted for the acquisition of the portion of Micro General that was owned by Fidelity in a manner similar to a pooling-of-interests, as the Company and Micro General were entities under common control of Fidelity.

      In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the consolidated financial position of Fidelity National Information Solutions, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic Consolidated Financial Statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      As discussed in Note 2 and Note 7 to the Consolidated Financial Statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which resulted in a change in the method of accounting for the amortization of goodwill.

KPMG LLP

Los Angeles, California

February 28, 2003

FIDELITY NATIONAL INFORMATION SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,	December 31,
	2002	2001

ASSETS
Cash and cash equivalents	$10,259	$12,909
Short-term investments	11,799	—
Trade accounts receivable, less allowance for doubtful accounts	49,367	34,369
Trade accounts receivable due from affiliates	23,854	14,112
Prepaids and other current assets	9,694	6,745
Deferred taxes, current portion	8,554	12,040

Total current assets	113,527	80,175
Property, equipment and software, net	69,645	55,605
Goodwill, net	274,829	101,962
Intangible and other non-current assets	41,819	17,765
Deferred taxes, long-term portion	9,088	19,890

Total assets	$508,908	$275,397

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$43,086	$29,423
Related party payables	4,864	1,156
Income taxes payable	2,347	6,532
Deferred revenue, current portion	30,528	19,214
Current portion of notes payable	2,113	5,114
Current portion of capital lease obligations	3,119	1,398

Total current liabilities	86,057	62,837
Revolving credit facility with parent	—	18,653
Notes payable, long-term portion	4,125	6,461
Capital lease obligations, long-term portion	4,104	1,212
Deferred revenue, long-term portion	7,910	7,152
Other liabilities	2,585	3,436

Total liabilities	104,781	99,751
Minority interests	1,569	12,221
Preferred stock of subsidiary, held by outside parties	7,062	7,062
Stockholders’ equity:
Common stock, par value $0.001; 200,000,000 shares authorized; issued 39,600,313 and outstanding 39,546,513 as of December 31, 2002 and issued 30,840,828 and outstanding 30,787,028 as of December 31, 2001	39	31
Treasury stock 53,800 shares as of December 31, 2002 and 2001	(339)	(339)
Additional paid-in capital	375,330	164,977
Retained earnings (accumulated deficit)	22,443	(8,288)
Unearned compensation costs	(1,628)	—
Accumulated other comprehensive loss	(349)	(18)

Total stockholders’ equity	395,496	156,363

Total liabilities and stockholders’ equity	$508,908	$275,397

See accompanying notes to consolidated financial statements.

FIDELITY NATIONAL INFORMATION SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

	Year Ended December 31,

	2002	2001	2000

Revenue:
Data	$148,083	$121,324	$75,656
Data — related party	9,751	2,027	—
Solutions	63,634	26,481	3,567
Solutions — related party	117,773	106,142	68,563
Services	72,927	38,648	12,985

Total revenue	412,168	294,622	160,771
Costs and expenses:
Cost of data revenue	50,738	43,859	26,284
Cost of solutions revenue	76,687	64,539	33,360
Cost of services revenue	38,909	19,758	6,094
Operating expenses (excluding $5.9 million of stock compensation costs in 2002 that are included in merger related costs)	182,636	127,071	76,428
Merger related costs	7,628	—	—
Amortization of goodwill	—	4,191	4,303

Total costs and expenses	356,598	259,418	146,469

Operating income	55,570	35,204	14,302
Interest expense, net	1,134	1,296	900
Other (income) expense, net	(222)	—	578

Earnings before income taxes and minority interests	54,658	33,908	12,824

Income taxes	21,267	12,928	2,380
Minority interests	2,660	2,278	329

Earnings from continuing operations	30,731	18,702	10,115
Discontinued operations:
Loss from discontinued operations, net of tax	—	4,193	7,804
Loss on disposal of discontinued operations, net of tax	—	3,426	—

Net earnings	$30,731	$11,083	$2,311

Earnings from continuing operations, per share
Basic	$0.88	$0.70	$0.56

Diluted	$0.84	$0.70	$0.56

Earnings per share
Basic	$0.88	$0.41	$0.13

Diluted	$0.84	$0.41	$0.13

Weighted average shares — basic	34,827	26,748	18,091

Weighted average shares — diluted	36,769	26,829	18,156

See accompanying notes to consolidated financial statements.

FIDELITY NATIONAL INFORMATION SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

					Retained		Accumulated
	Common Stock			Additional	Earnings	Unearned	Other	Total
			Treasury	Paid-in	(Accumulated	Compensation	Comprehensive	Stockholders’
	Shares	Amount	Stock	Capital	Deficit)	Costs	Loss	Equity

Balance at December 31, 1999	9,652	$10	$—	$31,808	$(11,747)	$—	$—	$20,071
Shares issued for acquisitions	10,770	11	—	44,120	—	—	—	44,131
Exercise of stock options and warrants	—	—	—	1,620	—	—	—	1,620
Shares issued for employee benefit plans	—	—	—	219	—	—	—	219
Compensation expense related to options granted to non-employees	—	—	—	273	—	—	—	273
Dividends paid to parent company	—	—	—	—	(2,500)	—	—	(2,500)
Net earnings	—	—	—	—	2,311	—	—	2,311

Balance at December 31, 2000	20,422	21	—	78,040	(11,936)	—	—	66,125
Shares issued for acquisitions	10,335	10	—	72,552	—	—	—	72,562
Exercise of stock options and warrants	3	—	—	1,102	—	—	—	1,102
Tax benefit associated with the exercise of stock options	—	—	—	3,600	—	—	—	3,600
Shares issued for employee benefit plans	80	—	—	720	—	—	—	720
Compensation expense related to options granted to non-employees	—	—	—	286	—	—	—	286
Treasury shares purchased	(53)	—	(339)	—	—	—	—	(339)
Warrants issued to parent company	—	—	—	1,242	—	—	—	1,242
Stock dividend	—	—	—	7,435	(7,435)	—	—	—
Translation adjustment	—	—	—	—	—	—	(18)	(18)
Net earnings	—	—	—	—	11,083	—	—	11,083

Balance at December 31, 2001	30,787	31	(339)	164,977	(8,288)	—	(18)	156,363
Shares issued for acquisitions	7,673	7	—	177,834	—	—	—	177,841
Exercise of stock options and warrants	633	1	—	11,376	—	—	—	11,377
Tax benefit associated with the exercise of stock options	—	—	—	7,461	—	—	—	7,461
Shares issued for employee benefit plans	51	—	—	865	—	—	—	865
Compensation expense related to the exchange of vested and unvested stock options and warrants	—	—	—	7,553	—	(1,628)	—	5,925
Shares issued to parent company for note conversion	403	—	—	5,264	—	—	—	5,264
Translation adjustment	—	—	—	—	—	—	(331)	(331)
Net earnings	—	—	—	—	30,731	—	—	30,731

Balance at December 31, 2002	39,547	$39	$(339)	$375,330	$22,443	$(1,628)	$(349)	$395,496

See accompanying notes to consolidated financial statements.

FIDELITY NATIONAL INFORMATION SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,

	2002	2001	2000

Cash Flows from Operating Activities:
Net earnings	$30,731	$11,083	$2,311
Adjustments to reconcile net earnings to net cash provided by operating activities:
Loss from discontinued operations, net	—	7,619	7,804
Depreciation and amortization	21,994	12,441	7,930
(Gain) loss on disposal of property and equipment	(448)	164	621
Provision for doubtful accounts	1,832	1,440	547
Stock compensation	5,946	465	358
Minority interest	2,660	2,278	329
Other	(147)	—	581
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(11,181)	(12,301)	(89)
Prepaid and other assets	(10,079)	(4,160)	(2,125)
Accounts payable and other liabilities	3,138	(3,388)	3,969
Deferred revenue	9,246	6,682	2,347
Tax benefit associated with the exercise of stock options	14,209	5,854	—
Income taxes	(1,100)	4,093	(70)
Related party receivables (payables)	(6,034)	5,074	(9,510)
Advance to (from) discontinued operations	—	3,550	(940)

Net cash provided by operating activities from continuing operations	60,767	40,894	14,063

Net cash used in operating activities from discontinued operations	—	(4,856)	(702)

Cash Flows from Investing Activities:
Purchase of property, equipment and software	(18,400)	(15,336)	(8,137)
(Increase) decrease in notes receivable	337	(825)	(370)
Proceeds from sale of operating division	15,500	—	—
Purchase of short-term investments	(11,799)	—	—
Investment in joint venture	—	—	(1,450)
Cash paid for business acquisitions, net	(43,971)	(5,780)	1,435
Other	350	—	100

Net cash used in investing activities from continuing operations	(57,983)	(21,941)	(8,422)

Net cash used in investing activities from discontinued operations	—	(2,450)	(2,545)

Cash Flows from Financing Activities:
Proceeds from (repayment of) debt, net	(24,033)	(6,838)	2,254
Repayment of capital lease obligations	(1,851)	(32)	(65)
Dividends paid to parent company	—	—	(2,500)
Purchase of treasury stock, net of reissuance	—	(528)	—
Proceeds from stock options, warrants and employee benefit plans	20,781	2,125	2,412
Net change in cumulative translation adjustment	(331)	(18)	—

Net cash provided by (used in) financing activities from continuing operations	(5,434)	(5,291)	2,101

Net cash used in financing activities from discontinued operations	—	—	(343)

Net increase (decrease) in cash and cash equivalents	(2,650)	6,356	4,152
Cash and cash equivalents, beginning of year	12,909	6,553	2,401

Cash and cash equivalents, end of year	$10,259	$12,909	$6,553

FIDELITY NATIONAL INFORMATION SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)

	Year Ended December 31,

	2002	2001	2000

Supplemental Cash Flow Information:
Income taxes paid	$8,862	$2,191	$3,873
Interest paid	$1,940	$1,716	$989

Supplemental Information on Non-Cash Investing and Financing Activities:
Details of acquisitions:
Fair value of assets acquired	$260,221	$138,939	$53,007
Less: cash paid for acquisitions, net	(43,971)	(5,780)	1,435
liabilities assumed	(38,409)	(60,597)	(10,311)

Equity issued	$177,841	$72,562	$44,131

Conversion of notes payable to common stock	$5,264	$—	$—

Assets acquired through capital lease	$6,378	$2,755	$—

Assets acquired through notes issuance	$—	$—	$4,551

See accompanying notes to consolidated financial statements.

FIDELITY NATIONAL INFORMATION SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2002, 2001 and 2000

1.     Background and Organization

      Description of Business. Fidelity National Information Solutions, Inc. (“FNIS” or “the Company”) provides data, technology solutions and services needed by lenders and real estate professionals. FNIS is the only national provider whose offerings span the entire home purchase and ownership life cycle, from contact through closing, refinancing and resale. The products and services the Company provides enable its customers to use information to improve their business decision-making processes and to effectively manage existing and prospective customer relationships. The Company’s product and service offerings include a full spectrum of technology solutions, electronic partner networks, loan origination systems, real estate data and tax services, credit reporting services, flood compliance services, and automated valuation and appraisal services. The Company is also a data and service provider to the Multiple Listing Service (“MLS”) systems industry. Its data, web services, MLS systems, and production and management software serve more than 50% of the nation’s Realtors®. The Company’s common stock is traded on the NASDAQ National Market under the symbol “FNIS”.

      The Company is a majority-owned subsidiary of Fidelity National Financial, Inc. (NYSE: FNF — “Fidelity”). As of December 31, 2002, Fidelity owned approximately 66% of the Company’s outstanding common stock.

      Fidelity is the nation’s largest title insurance and diversified real estate-related services company. Fidelity’s title insurance underwriters — Fidelity National Title, Chicago Title, Ticor Title, Security Union Title and Alamo Title — together issue approximately 29 percent of all title insurance policies issued nationally in 2001. The Company provides title insurance in 49 states, the District of Columbia, Guam, Puerto Rico, and the U.S. Virgin Islands and in Canada and Mexico.

      Formation of the Company. The Company was formerly Vista Information Solutions, Inc. (“Vista”), a publicly traded company and a provider of software solutions to the real estate industry, including hosting MLS applications.

      On March 20, 2000, Fidelity consummated a merger with Chicago Title Corporation, as a result of which Fidelity acquired Chicago Title and Trust Company (“Chicago Title”). Subsequent to the merger, Fidelity combined its flood services (“Fidelity Flood”) and credit services (“Fidelity Credit”) with the flood services (“Chicago Flood”) and credit services (“Chicago Credit”) of Chicago Title. The merged flood services business (“Fidelity National Flood, Inc.” or “Flood”) and the merged credit services business (“Fidelity National Credit Services, Inc.” or “Credit”) became wholly-owned subsidiaries of Chicago Title. On January 3, 2001, Fidelity also acquired 100% of the outstanding stock of International Data Management Corporation (“IDM”).

      On August 1, 2001, the Company, pursuant to an Agreement and Plan of Reorganization and Merger dated April 12, 2001, acquired IDM from Fidelity; and Market Intelligence (“MI”), Flood and Credit (collectively, the “Chicago Subsidiaries”) from Chicago Title, by merging these four subsidiaries with and into four previously-formed merger subsidiaries of the Company in simultaneous reverse triangular mergers (collectively, the “Mergers”). Concurrent with the Mergers, Fidelity transferred 80% of the issued and outstanding stock of Fidelity National Tax Service, Inc. (“Tax,” and together with IDM, the “Fidelity Subsidiaries”) to the Company (the “Share Exchange”). As a result of the Mergers and the Share Exchange, MI, Credit, Flood and IDM became wholly-owned subsidiaries of the Company, and Tax became a majority-owned subsidiary of the Company.

      In consideration for the Mergers and the Share Exchange, the Company transferred to Chicago Title and Fidelity 11,703,801 shares and 5,507,671 shares of the Company’s common stock, respectively. Collectively, these shares of common stock then constituted approximately 77% of the outstanding capital stock of the Company. This transaction had the effect of a reverse merger, following which the Company became a

FIDELITY NATIONAL INFORMATION SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

majority-owned subsidiary of Fidelity. As a result, the accompanying Consolidated Financial Statements issued prior to the year ended December 31, 2001 only reflect the financial position, results of operations and cash flows of the Fidelity Subsidiaries and the Chicago Subsidiaries prior to the Mergers, as the Fidelity Subsidiaries and the Chicago Subsidiaries were treated as the acquirer for accounting purposes. Vista’s results were included in the results of operations since the closing of the business combination on August 1, 2001.

      The total purchase price of $34.8 million was allocated to the tangible assets acquired, goodwill, and liabilities assumed, at fair value, in the amounts of $45.5 million, $29.7 million and $40.4 million, respectively.

2.     Summary of Significant Accounting Policies

      The following describes the significant accounting policies followed by the Company in preparing the accompanying Consolidated Financial Statements.

     Principles of Consolidation and Basis of Presentation

      The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All material inter-company transactions and balances have been eliminated.

      As a result of the merger with the Fidelity Subsidiaries and the Chicago Subsidiaries on August 1, 2001 (see Note 1), the Consolidated Financial Statements of the Company prior to the period ended December 31, 2001 reflect the financial position, results of operations and cash flows of the Fidelity and Chicago Subsidiaries prior to the merger, as the Fidelity Subsidiaries and Chicago Subsidiaries were treated as the acquirer for accounting purposes. The Company’s financial results for the year ended December 31, 2001 include the operations of the Fidelity Subsidiaries and Chicago Subsidiaries for the full year of 2001 and Vista’s operations for the period from August 1, 2001, the acquisition date, through December 31, 2001. The financial results for the year ended December 31, 2000 include the results of Fidelity Flood, Fidelity Credit and Tax (collectively, the “Fidelity Companies”) for the full year, and the results of the MI, Chicago Flood and Chicago Credit from and after March 20, 2000, the date when Chicago Title was acquired by Fidelity.

      As described in Note 3, the Company acquired Micro General Corporation (“MGEN”) on July 9, 2002, including a 51.6% majority ownership acquired from its parent company, Fidelity. The acquisition of Fidelity’s majority interest in MGEN was accounted for in a manner similar to a pooling-of-interests because the Company and MGEN were entities under common control of Fidelity. As required by generally accepted accounting principles in the U.S., the accompanying Consolidated Financial Statements have been prepared to give retroactive effect to the merger and accordingly, all amounts contained herein have been prepared as if the transaction took place on the first day of the years presented.

      Certain reclassifications have been made in the 2001 and 2000 Consolidated Financial Statements to conform to the classifications used in 2002. These include those adjustments and reclassification necessary to reflect the merger of MGEN in a manner similar to a pooling-of-interests.

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

     Cash and Cash Equivalents

      The carrying value of cash and cash equivalents at December 31, 2002 and 2001 approximates their fair value due to the short-term nature of these items. Cash equivalents consist of instruments with an original maturity of 90 days or less.

FIDELITY NATIONAL INFORMATION SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Investments

      Short-term investments, consisting primarily of money market instruments with an original maturity of one year or less, are carried at cost, which approximate their fair value.

     Accounts Receivable

      The carrying amounts reported in the balance sheets for accounts receivable approximate their fair value. Accounts receivable is reported net of allowance for doubtful accounts representing management’s estimate of those balances that are uncollectible as of the balance sheet date. The allowance for doubtful accounts was $5.9 million and $3.4 million at December 31, 2002 and 2001, respectively.

Property, Equipment and Software

      Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization is computed primarily using the straight-line method based on the estimated useful lives of the related assets, which range from three to 25 years. Leasehold improvements are amortized on a straight-line basis over the lesser of the term of the applicable lease or the estimated useful lives of such assets.

Software Development Costs and Purchased Software

      Costs incurred in creating computer software to be licensed or sold are charged to expense when incurred until technological feasibility has been established. Technological feasibility is established upon completion of a detail program design or, in its absence, completion of a working model. Costs incurred in developing software intended for internal use are capitalized after the initial planning phase is completed. Thereafter, certain software production costs are capitalized and subsequently reported at the lower of amortized cost or net realizable value. Software development costs are amortized based on current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product. Estimated economic life is generally three to ten years.

      Software obtained through business acquisition to be marketed and sold is recorded at fair value and amortized at a rate that approximates its estimated future cash flow, which is typically three to ten years.

      Accumulated amortization for software development costs and purchased software was $15.0 million and $12.4 million at December 31, 2002 and 2001, respectively. The net book value of software development costs and purchased software were $40.6 million and $13.6 million at December 31, 2002 and 2001, respectively. The related amortization expense was $2.6 million, $0.8 million and $0.8 million for 2002, 2001 and 2000, respectively.

      The Company regularly assesses the recoverability of the cost of its capitalized software development costs and software obtained through acquisition based on an analysis of the undiscounted cash flows generated by the underlying assets.

Goodwill and Other Intangible Assets

      Goodwill represents the excess of purchase price over the fair value of assets acquired and the liabilities assumed relating to acquisitions. Prior to 2002, goodwill was amortized on a straight-line basis over five to 25 years. In January 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” and as a result, has ceased to amortize goodwill. Instead, the Company was required to perform a transitional impairment review of its goodwill as of January 1, 2002 and an annual impairment review thereafter. The Company has evaluated the impact of the adoption of SFAS No. 142 and determined that no impairment charge was required upon adoption of this standard. Its impairment test was performed through comparison of the fair value of the reporting units with the carrying value of their assets. The Company will perform an impairment review on an annual basis or when events or circumstances indicate potential impairment. An annual goodwill impairment review was performed by the

FIDELITY NATIONAL INFORMATION SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company on its reporting units as of September 30, 2002 and it was determined that each reporting unit had a fair value in excess of its carrying value. Accordingly, no goodwill impairment has been recorded.

      As described in Note 8, other intangible assets primarily include contract values, service contracts with Fidelity, trademarks, customer relationships and certain other assets, and are amortized over the expected periods of benefit of the assets. Multiple Listing System (“MLS”) contracts are amortized over a ten to 25 year life on a basis consistent with the expected renewal rate of the underlying contracts. One trademark and a joint venture agreement totaling $5.0 million possess characteristics associated with an indefinite life and accordingly, are not being amortized. The other intangible assets are amortized over a two to 20 year life either on a straight-line basis or at a rate that approximates its future expected cash flow. Impairment of intangible assets is monitored on a continuing basis, and is assessed based on the undiscounted cash flows generated by the underlying assets.

Revenue Recognition

      The Company recognizes revenue from the sale of data or services when evidence of the arrangement exists, delivery has occurred, the sales price has been determined and collectibility is deemed probable, generally in the month in which the report is delivered or in which information is transmitted to the customer, in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition” (“SAB 101”). The Flood and Tax units of the Company provide various services including life-of-loan monitoring services. Revenue is recognized based on the estimated fair value of services being provided upfront and over the life of the loan. The amount recognized upfront is approximately 75% for flood and 50% for tax of the total revenue received. The amounts deferred are recognized ratably over the estimated average life of the loan portfolio, which is determined based on the Company’s historical experience.

      Revenue from the sale of software is recognized in the month in which the revenue recognition criteria of Statement of Position No. 97-2, “Software Revenue Recognition” (“SOP 97-2”) are met, generally the month in which the software is shipped to the customer.

      The Company follows SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” for software contracts with significant customization. Revenue is recognized from software contracts with customization using the percentage of completion method of accounting whereby revenue is recognized based on the stage of completion of individual contracts using estimates of service days to total estimated service days.

      System solutions sold to customers may involve a selection of the following elements: computer hardware (sold or leased), internally developed software, telecommunications services, information security, training and customer support. These system solutions services have been accounted for under the provisions of SOP 97-2. Revenue recognition commences at the point at which the Company has delivered to the customer all elements essential to the functionality of the system solutions. Accordingly, the Company defers and recognizes revenue associated with these arrangements ratably over the terms of the underlying agreements, commencing at contract “cutover.” Cutover is generally defined as the point at which the hardware is installed, software has been delivered, training is completed, and the service is accessible to and usable by the customer. Cash received prior to cutover is deferred and recognized as revenue ratably over the life of the contract. For certain sales, the Company provides 90 to 360 days initial maintenance and support to the customer. Costs relating to this initial support period are accrued at the time of the sale.

      Certain other elements of the agreements, such as ongoing maintenance, involve separately stated monthly fees. Revenues associated with such other elements are recognized over the periods during which the services are performed, generally on a monthly basis.

      Hardware may be sold or leased to the Company’s system solutions customers. Such hardware is a standard, non-customized equipment that can be used for other information processing applications. Leases of

FIDELITY NATIONAL INFORMATION SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

hardware are generally classified as “sales-type leases” in accordance with the provisions of SOP 97-2 and SFAS No. 13, “Accounting for Leases,” and revenue is recognized upon delivery.

      Revenues from providing management support and consulting services are recognized as services are performed.

Income Taxes

      The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities and expected benefits of utilizing net operating loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The impact on deferred taxes of changes in tax rates and laws, if any, are applied to the years during which temporary differences are expected to be settled and reflected in the financial statements in the period enacted.

Earnings Per Share

      The Company presents “basic” earnings per share, representing net earnings available to common shareholders divided by the weighted average number of common shares outstanding (excluding all common stock equivalents) during the period, and “diluted” earnings per share, representing the dilutive effect of all common stock equivalents. The Company has granted certain options and warrants which have been treated as common share equivalents for the purpose of calculating diluted earnings per share.

Stock Options

      The Company accounts for stock-based employee compensation arrangements in accordance with Accounting Principles Board Opinion No. 25 (“APB Opinion 25”), “Accounting for Stock Issued to Employees,” and related Interpretations, and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Under APB Opinion 25, compensation expense is recognized over the vesting period based on the difference, if any, on the date of grant between the deemed fair value for accounting purposes of the Company’s stock and the exercise price. All options granted under the Company’s plans had an exercise price equal to the market value of the underlying common stock at the date of grant; therefore, no stock-based compensation cost is reflected in net income for stock options issued to employees. The Company accounts for stock-issued to non-employees in accordance with the provision of SFAS No. 123 and EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services.”

      SFAS No. 123, “Accounting for Stock Based Compensation” provides an alternative fair value approach in valuing employee stock options. This approach requires the use of the “Black-Scholes” option valuation model, which was not developed for use in valuing employee stock options. This valuation model was developed for the purpose of estimating the fair value of traded options, which do not have vesting restrictions and are fully transferable. In addition, the option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the value of an estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

      Pro forma information regarding net earnings and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of such statement. The fair value for these options was estimated at the date of grant using the

FIDELITY NATIONAL INFORMATION SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Black-Scholes option-pricing model. The assumptions used in the model and the weighted average fair value of each option granted for 2002 and 2001 are as follows:

	2002	2001

Risk free interest rate	2.00%	4.33%
Volatility	71.83%	78.46%
Dividend yield	—	—
Weighted average expected life	3.35	5.00
Weighted average fair value of option	$9.94	$4.88

      For purpose of pro forma disclosures, the estimated fair value of the options is amortized into expense over the options’ vesting period. The Company’s pro forma information follows (in thousands, except per share amount):

	Year Ended December 31,

	2002	2001

Net earnings, as reported	$30,731	$11,083
Add: Stock-based compensation expense included in reported net earnings, net of related tax effects	3,627	288
Deduct: Total stock-based employee compensation expense determined under fair value methods for all awards, net of related tax effects	(12,174)	(2,235)

Pro forma net earnings	$22,184	$9,136

Earnings per share:
Basic — as reported	$0.88	$0.41
Basic — pro forma	$0.64	$0.34
Diluted — as reported	$0.84	$0.41
Diluted — pro forma	$0.60	$0.34

      As discussed in Note 3, the Company incurred $5.9 million ($3.6 million, net of tax) of non-cash compensation charges in connection with the exchange of vested and unvested MGEN options for FNIS options.

     Concentration of Credit Risk

      Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash equivalents, short-term investments and trade receivables.

      The Company places its cash equivalents and short-term investments with high credit quality financial institutions and, by policy, limits the amounts of credit exposure with any one financial institution.

      The Company has certain concentration of credit risk with respect to trade receivables and revenues. As of December 31, 2002 and 2001, trade receivables from Fidelity accounted for 33% and 29%, respectively, of the Company’s total trade receivables. In addition, the revenues from Fidelity accounted for 31%, 37% and 43% of the Company’s total revenues for 2002, 2001 and 2000, respectively. Besides Fidelity, concentration of credit risk with respect to trade receivables and revenues is limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the credit risk. The Company controls credit risk through credit approvals, credit limits and monitoring procedures.

     Segment Information

      The Company reports segment information in accordance with SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information.” The Company’s operating segments are presented consistently with the way that its management organizes and evaluates financial information for making

FIDELITY NATIONAL INFORMATION SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

operating decisions and assessing performance. Certain prior year segment information has been reclassified to conform to the 2002 presentation (see Note 16).

     Recent Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets that meet one of two criteria. The statement applies to all business combinations initiated after June 30, 2001.

      SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. SFAS No. 142 is generally effective for fiscal periods beginning after December 15, 2001 and the amortization provisions of SFAS No. 142 are effective for acquisitions subsequent to June 30, 2001. The Company adopted SFAS No. 142 effective January 1, 2002 (See Notes 2 and 7).

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” it retains many of the fundamental provisions of that statement. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have a material impact on the Company’s financial position, results of operations and cash flows.

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 rescinds SFAS 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of SFAS 145, the Company will be required to apply the criteria in APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“Opinion No. 30”), in determining the classification of gains and losses resulting from the extinguishment of debt. Additionally, SFAS 145 amends SFAS 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions to be accounted for in the same manner as sale-leaseback transactions. SFAS 145 will be effective for fiscal years beginning after May 15, 2002 with early adoption of the provisions related to the rescission of SFAS 4 encouraged. Upon adoption, companies must reclassify prior period items that do not meet the extraordinary item classification criteria in Opinion No. 30. The adoption of SFAS 145 as of December 31, 2002 did not have a material impact on the Company’s consolidated financial statements.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit and Disposal Activities.” SFAS 146 nullifies Emerging Issues Task Force (“EITF”) issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Under EITF issue 94-3, a liability for an exit cost is recognized at the date of an entity’s commitment to an exit plan. Under SFAS 146, the liabilities associated with an exit or disposal activity will be measured at fair value and recognized when the liability is incurred and meets the definition of a liability in the FASB’s conceptual framework. This statement is effective for exit or disposal activities initiated after December 31, 2002. The Company believes that the adoption of SFAS 146 will not have a material impact on its consolidated financial statements.

      In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others” (“FIN 45”), an

FIDELITY NATIONAL INFORMATION SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

interpretation of FASB Statements Nos. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have an impact on the Company’s financial position, results of operations and cash flows.

      In November 2002, the FASB’s EITF issued EITF 00-21 “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying EITF 00-21, separate contracts with the same entity or related parties that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single arrangement in considering whether there are one or more units of accounting. That presumption may be overcome if there is sufficient evidence to the contrary. EITF 00-21 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The guidance in this Issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Alternatively, companies may elect to report the change in accounting as a cumulative-effect adjustment. Early application of this consensus is permitted. The Company has not yet adopted EITF 00-21 and is currently analyzing its impact on the Company’s financial position, results of operations and cash flows.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS No. 123”. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the Notes to these Consolidated Financial Statements. The Company will implement SFAS No. 148 effective January 1, 2003 regarding disclosure requirements for condensed financial statements for interim periods. The Company’s management has not yet determined whether they will voluntarily change to the fair value based method of accounting for stock-based employee compensation.

3.     Acquisitions/Dispositions

      The following mergers and acquisitions occurred during 2002 and 2001 and have been accounted for in the accompanying Consolidated Financial Statements under the purchase method of accounting for business combinations (except for the acquisition of the majority interest of Micro General Corporation as described below). The purchase price for the business combinations were allocated based on the estimated fair value of acquired assets and liabilities. The Company has yet to obtain additional information related to the valuation of certain assets and liabilities. However, the Company does not believe the difference between the recorded book value and the fair value ultimately assigned will be material.

      Micro General Corporation Acquisition. On April 29, 2002, the Company announced a tender offer for all of the outstanding shares of Micro General Corporation (“MGEN”), a majority-owned subsidiary of Fidelity whereby each share of MGEN common stock would be exchanged for shares of the Company’s common stock. The Company closed this tender offer on July 9, 2002 and received over 90% of the outstanding MGEN shares in response to this offer. Also on July 9, 2002, the Company acquired the remaining outstanding stock of MGEN through a short-form merger. As a result of the tender offer and subsequent short-form merger MGEN became a wholly-owned subsidiary of the Company. The tender offer

FIDELITY NATIONAL INFORMATION SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and merger were based on a fixed exchange ratio of .696 shares of the Company’s common stock for each share of MGEN common stock. As a result, the Company issued 12,895,721 new shares of its common stock to acquire MGEN.

      MGEN is a provider of production and workflow software systems to the title and real estate industries. The acquisition is expected to integrate MGEN’s production and workflow software solutions into the Company’s existing solutions business segment in order to better position the Company to execute its strategy. The Company also expects to reduce its information technology costs through economies of scale.

      Prior to the merger, Fidelity held a controlling interest in both MGEN and the Company. The acquisition of the non-controlling equity interest of MGEN (48.4%) was accounted for under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” Under the purchase method of accounting, assets acquired and liabilities assumed are recorded at their fair values. Goodwill is created to the extent that the merger consideration including certain acquisition and closing costs exceeds the fair value of the net assets acquired. The total number of shares issued in acquiring the minority interest in MGEN was 6,243,223, valued at $149.3 million, based upon the Company’s average closing price of $23.91 per share on the NASDAQ National Market for the five day period beginning two days prior through two days subsequent to April 29, 2002, the last trading day before the public announcement of this offer. The total purchase price of $153.2 million includes the fair value of warrants of $3.3 million and transaction costs.

      The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Current assets	$22,512
Property, equipment and software	9,234
Intangible assets	11,306
Goodwill	127,992
Other non-current assets	733

Total assets acquired	171,777

Current liabilities	(8,545)
Notes payable and capital lease obligations	(4,038)
Other long-term liabilities	(5,946)

Total liabilities assumed	(18,529)

Total purchase price	$153,248

      Of the $11.3 million of acquired intangible assets, $9.5 million was assigned to contracts with Fidelity in connection with maintaining, servicing and developing Fidelity’s software solutions. The related useful life of the assets range from 30 months to 20 years (see Note 8). The remaining $1.8 million was assigned to a maintenance and service contract for SoftPro, a software application used in the real estate settlement process, with an estimated useful life of 17 years.

      The goodwill of $128.0 million is not expected to be deductible for tax purposes.

      The acquisition of Fidelity’s interest in MGEN (51.6%) is not considered a business combination because the Company and MGEN were entities under common control of Fidelity. As required by generally accepted accounting principles, the Company, therefore, recorded this transaction in a manner similar to the pooling-of-interests method of accounting. Accordingly, all amounts contained herein have been prepared as if the transaction took place on the first day of the periods presented. Below is a reconciliation of income statement data previously reported by the Company to the combined amounts currently presented in the

FIDELITY NATIONAL INFORMATION SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

accompanying Consolidated Financial Statements for the six months ended June 30, 2002 and the years ended December 31, 2001 and 2000 (in thousands):

	Six Months Ended June 30, 2002 (unaudited)

	As Previously
	Reported	Micro General	Adjustments	Combined

Total revenue	125,772	66,157	(5,027)	186,902
Operating income	17,286	7,353	441	25,080
Net earnings	10,227	4,351	(1,500)	13,078

	Year Ended December 31, 2001

	As Previously
	Reported	Micro General	Adjustments	Combined

Total revenue	182,440	117,951	(5,769)	294,622
Operating income	14,109	21,095	—	35,204
Net earnings	6,623	6,738	(2,278)	11,083

	Year Ended December 31, 2000

	As Previously
	Reported	Micro General	Adjustments	Combined

Total revenue	88,641	72,136	(6)	160,771
Operating income	3,000	11,302	—	14,302
Net earnings	647	1,993	(329)	2,311

      In connection with this transaction, the Company issued 1,008,896 options with an average exercise price of $14.67 and 449,790 warrants with an average exercise price of $6.68 in exchange for the outstanding MGEN options and warrants. In accordance with Emerging Issues Task Force (“EITF”) 00-23, “Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44”, the exchange of vested and unvested stock options resulted in the Company recording non-cash stock compensation charges of $5.9 million for the year ended December 31, 2002. In connection with the unvested options the Company also recorded an unearned compensation cost, which is expensed over the vesting period of the options. The balance remaining at December 31, 2002 was $1.6 million. In 2002, the Company also expensed transaction costs for legal, accounting, appraisal and financial advisory services of $1.1 million related to this transaction.

      Risco, Inc. On August 2, 2001, the Company acquired 100% of the outstanding common shares of Risco, Inc. (“Risco”) from Fidelity. The results of Risco’s operations have been included in the Consolidated Financial Statements since that date. Risco is a multiple listing service vendor. In connection with this acquisition, the Company issued 1,614,286 of its common stock at $7.34 per share. The total purchase price was $11.9 million and the Company recorded goodwill of $3.4 million.

      Reez.com. On August 2, 2001, the Company purchased the assets and liabilities of Reez.com (“Reez”) from Fidelity. The results of Reez’s operations have been included in the Consolidated Financial Statements since that date. Reez’s software provides the realtor, consumer and settlement service provider with an on-line platform to schedule, track and close real estate transactions. As a result of this acquisition, the Company issued 136,971 of its common stock at $7.34 per share. The total purchase price was $1.0 million and the goodwill in connection with the acquisition was immaterial.

      SoftPro Corporation. On August 20, 2001, MGEN acquired SoftPro Corporation (“SoftPro”), a provider of real estate closing and title insurance automation software for the independent title agent marketplace. The purchase price was $1.75 million in cash and 336,034 shares of MGEN’s common stock valued at $3.9 million. SoftPro’s results of operations were included in the Company’s results of operations

FIDELITY NATIONAL INFORMATION SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

since the acquisition date as a result of the pooling-of-interests accounting treatment of the MGEN transaction.

      Tax Services. On October 10, 2001, the Company purchased the residual 20% minority interest in Tax Services for $5.4 million in cash that resulted in goodwill of $4.5 million.

      RealEC Technologies. In November 2001, MGEN issued 153,893 shares of MGEN’s common stock, at $10.24 per share, to two shareholders of RealEC Technologies (“RealEC”) in exchange for 100% of the common stock of RealEC. RealEC provides a standardized electronic platform which lenders and realtors can utilize to order and receive products and services from multiple vendors such as credit, flood, appraisal, title and closing. As RealEC has outstanding convertible preferred stock held by outside parties in an amount of $7.1 million, MGEN owns 56% of RealEC on an as-if converted basis assuming conversion of all convertible preferred stock. RealEC’s results were consolidated with the Company’s results effective since the acquisition date as a result of the pooling-of-interests accounting treatment of the MGEN transaction.

      XMLS Web Division of HomeSeekers.com. On December 3, 2001, the Company purchased all the assets of HomeSeekers.com’s XMLS Web division in exchange for $3.2 million in cash. As a result of this acquisition, the Company recorded goodwill of $1.0 million.

      ISDI.Net. On January 2, 2002, the Company acquired ISDI.NET, LLC (“ISDI”), a technology, systems integration and consulting firm, in exchange for 275,000 shares of the Company’s common stock and $1.1 million in cash. Prior to the acquisition, the Company advanced to ISDI $1.0 million, which was included in Other Assets as of December 31, 2001. As a result of this acquisition, the Company recorded goodwill of $1.3 million. Under the agreement, the owner of ISDI had the right to receive additional consideration from the Company based on ISDI’s earnings. In 2002, the Company issued approximately 60,000 shares of common stock in exchange for such right.

      Hansen Quality Loan Services, LLC. On May 28, 2002 the Company acquired a 55% interest in Hansen Quality Loan Services, LLC (“Hansen”), a provider of collateral risk assessment and valuation services for real estate mortgage financing, for $4.1 million in cash and a convertible note. The note is in the amount of $4.1 million, bears interest at 4.5%, matures in May 2005, and was convertible into shares of the Company’s stock at $28.00 per share. In December 2002 the conversion feature of the note was eliminated by mutual consent of the parties to the note. The total purchase price was $8.3 million and the Company recorded goodwill of $5.4 million. The Company has consolidated Hansen’s results of operations since the acquisition date.

      Comstock Net Services, Inc. On July 1, 2002 the Company acquired Comstock Net Services, Inc. (“Comstock”), a technology provider to real estate professionals, in exchange for $1.8 million in cash and 213,323 shares of the Company’s stock. As a result of this acquisition the Company recorded goodwill of $3.8 million. The Company has included Comstock’s results of operations since July 1, 2002.

      Eastern Financial Systems, Inc. On October 29, 2002 the Company acquired all of the common stock of Eastern Financial Systems, Inc. (“Eastern”), an industry leading mortgage loan origination software provider in exchange for cash and stock. Eastern’s results of operations have been included in the Company’s Consolidated Financial Statements since the acquisition date. The acquisition is expected to move the Company a step closer to offering more complete data exchange and technical integration between the sales, mortgage lending and settlement service process of a real estate transaction.

      The total purchase price consisted of approximately $36.7 million in cash (including transaction costs) and 880,726 shares of the Company’s common stock with a value of approximately $16.8 million, based upon the average closing price of $19.08 per share over a five-day period using two days before and two days after the measurement date.

FIDELITY NATIONAL INFORMATION SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition (in thousands):

Current assets	$4,946
Property, equipment and software	8,767
Intangible asset	7,220
Goodwill	40,184

Total assets acquired	61,117

Current liabilities	(5,761)
Long-term debt	(1,093)
Other long-term liabilities	(760)

Total liabilities assumed	(7,614)

Total purchase price	$53,503

      The $7.2 million intangible asset was assigned to the customer relationship acquired and has a useful life of seven years. The goodwill of $40.2 million is expected to be deductible for tax purposes.

      HomeServices of America. In December 2002, the Company completed a strategic, multi-year outsourcing and software application services agreement with HomeServices of America (“HomeServices”), a residential real estate company and a Berkshire Hathaway affiliate. It acquired the TRIO® software and certain other assets from HomeServices for a purchase price of $2.0 million in cash, which is payable 50% upon closing and 50% upon attainment of certain requirements under the agreement. The Company recorded goodwill of approximately $0.4 million in connection with this acquisition.

      Environmental Risk Management Solutions. On March 25, 2002, the Company sold its Environmental Risk Management Solutions business for $15.5 million in cash, resulting in a gain of $0.3 million. Proceeds from the sale were used to repay the $12.6 million balance then outstanding under the Company’s revolving credit agreement with Fidelity. The remaining proceeds of $2.9 million were added to general working capital.

      The following selected unaudited pro forma results of operations for the year ended December 31, 2002 have been prepared to illustrate the effects of (i) the acquisition of 55% ownership interest in Hansen on May 28, 2002, (ii) the acquisition of Comstock on July 1, 2002, and (iii) the acquisition of Eastern on October 29, 2002, as if these transactions had been completed January 1, 2002; and the pro forma results of operations for the year ended December 31, 2001 have been prepared to illustrate the effects of the Vista acquisition as if this transaction had been completed January 1, 2001 (in thousands, except per share amounts):

	Year Ended December 31,

	2002	2001

Total revenue	$438,916	$336,231
Operating income	60,929	27,942
Earnings from continuing operations	33,737	13,018
Net earnings	33,737	5,399
Earnings from continuing operations per share — basic	$0.95	$0.49
Earnings from continuing operations per share — diluted	$0.90	$0.49
Net earnings per share — basic	$0.95	$0.20
Net earnings per share — diluted	$0.90	$0.20
Shares used in calculating net earnings per share:
Basic	35,668	26,748
Diluted	37,610	26,829

FIDELITY NATIONAL INFORMATION SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.     Discontinued Operations

      In December 2001, MGEN adopted a plan to discontinue the operations of its wholly-owned subsidiary, LDExchange, which was engaged in the wholesale international long distance business. MGEN recorded a charge of $5.3 million ($3.4 million, net of taxes) for the disposal of LDExchange. The charge consisted primarily of the write-off of discontinued assets, goodwill and the accrual for costs associated with facility shutdown and severance.

      The accompanying Consolidated Financial Statements reflect the results of operations of LDExchange reported as discontinued operations for all periods presented. Net assets (liabilities) of discontinued operations and the loss from discontinued operations consist of the following (in thousands):

      Balance sheet data:

	December 31,

	2002	2001

Current assets	$28	$1,064
Current liabilities	(1,199)	(3,035)

Net current liabilities of discontinued operations	$(1,171)	$(1,971)

Non-current assets	$—	$—
Non-current liabilities	(90)	(839)

Net non-current liabilities of discontinued operations	$(90)	$(839)

      Income statement data:

	Year Ended December 31,

	2002	2001	2000

Revenue	$—	$19,749	$41,105
Loss before income tax benefit	—	(6,221)	(7,804)
Income tax benefit	—	2,028	—
Loss from discontinued operations, net	—	(4,193)	(7,804)

      The net liabilities of discontinued operations are included in other current and non-current liabilities in the accompanying Consolidated Balance Sheets.

5.     Comprehensive Earnings

      Comprehensive earnings for the years ended December 31, 2002, 2001 and 2000 are as follows (in thousands):

	Year Ended December 31,

	2002	2001	2000

Net earnings	$30,731	$11,083	$2,311
Foreign currency translation adjustment	(331)	(18)	—

Comprehensive earnings	$30,400	$11,065	$2,311

FIDELITY NATIONAL INFORMATION SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.     Property, Equipment and Software

      Property, equipment and software consist of the following (in thousands):

	December 31,

	2002	2001

Land	$532	$602
Building	3,619	2,074
Leasehold improvements	4,264	3,136
Furniture and fixtures	8,297	7,144
Computer hardware	28,082	30,625
Computer software	55,603	26,012

	100,397	69,593
Accumulated depreciation and amortization	(30,752)	(13,988)

	$69,645	$55,605

7.	Goodwill

      As described in Note 2, the Company adopted SFAS No. 142 effective January 1, 2002. The following table reconciles the reported net earnings for the years ended December 31, 2002, 2001 and 2000, respectively, to its adjusted amounts, excluding previously reported goodwill amortization expense, which is no longer recorded under the provision of SFAS No. 142 (in thousands, except per share amounts):

	Year Ended December 31,

	2002	2001	2000

Net earnings	$30,731	$11,083	$2,311
Add back: amortization of goodwill	—	4,191	4,303

Adjusted net earnings	$30,731	$15,274	$6,614

Basic earnings per share:
Net earnings per share	$0.88	$0.41	$0.13
Amortization of goodwill	—	0.16	0.24

Adjusted net earnings per share — basic	$0.88	$0.57	$0.37

Diluted earnings per share:
Net earnings per share	$0.84	$0.41	$0.13
Amortization of goodwill	—	0.16	0.24

Adjusted net earnings per share — diluted	$0.84	$0.57	$0.37

      The changes in the carrying amount of goodwill for the year ended December 31, 2002 are as follows (in thousands):

	Balance				Balance
	January 1,				December 31,
Segment	2002	Acquired	Other		2002

Data	$37,123	$—	$(8,175	)(1)	$28,948
Solutions	43,746	175,095	—		218,841
Services	21,093	5,947	—		27,040

Total	$101,962	$181,042	$(8,175)		$274,829

(1)	Represents a reduction in goodwill in connection with the sale of the Company’s Environmental business. See Note 3.

FIDELITY NATIONAL INFORMATION SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Intangible and Other Non-current Assets

      Intangible and other non-current assets consist of the following (in thousands):

		December 31,
	Amortization
	Period	2002	2001

MLS contracts	10 - 25 Years	$13,057	$13,057
Contracts with parent(1)	30 months to 20 years	9,462	—
Trademark and joint venture agreement	Indefinite	5,206	3,400
Customer relationships	7 - 20 years	11,379	932
Other intangibles	Various	1,441	—

		40,545	17,389
Accumulated amortization		(5,447)	(1,429)

Intangible assets, net		35,098	15,960
Other non-current assets		6,721	1,805

		$41,819	$17,765

(1)	MGEN, a wholly-owned subsidiary of the Company provides supporting services for SIMON and TEAM, real estate settlement software solutions used by Fidelity and its affiliates. In addition, the Company has been developing for Fidelity a new enterprise software solution, Net Global Solutions (“NGS”), which will eventually replace SIMON and TEAM. In connection with the Company’s acquisition of MGEN on July 9, 2002, the maintenance and services contract with Fidelity associated with supporting SIMON, TEAM, and NGS, as well as the NGS deployment contract were valued at approximately $19.6 million, based on an independent valuation study. As the acquisition of the minority interest in MGEN was accounted for under the purchase accounting method, the Company recorded an intangible asset of $9.5 million, representing the minority interest (48.8%) portion of the fair value of the contracts. The estimated useful lives of SIMON and TEAM maintenance contract, NGS deployment contract and NGS maintenance contract are 30 months, 33 months and 20 years, respectively.

      Amortization expense for intangible assets for the next five years is estimated to be as follows (in millions):

Year Ended December 31,	Amount

2003	$6.0
2004	4.3
2005	2.5
2006	2.0
2007	1.7

FIDELITY NATIONAL INFORMATION SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Accounts Payable and Accrued Liabilities

      Accounts payable and accrued liabilities consist of the following (in thousands):

	December 31,

	2002	2001

Trade accounts payable	$19,780	$9,731
Accrued compensation and benefits	12,183	11,275
Accrued rent	2,403	935
Accrued professional fees	1,116	552
Acquisition purchase price payable	2,473	—
Net current liabilities of discontinued operation	1,171	1,971
Other	3,960	4,959

	$43,086	$29,423

10.	Commitment and Contingencies

      The Company leases equipment under agreements that meet the criteria for capital lease classification. The Company also leases its operating facilities under non-cancelable operating leases. The facility leases require the payment of taxes, maintenance, utilities and insurance.

      Future annual minimum lease payments are as follows:

	Capital	Operating
	Leases	Leases

2003	$2,618	$15,677
2004	2,982	14,993
2005	2,456	5,973
2006	1,265	4,308
2007	354	3,420
Thereafter	—	2,664

Total future minimum lease payments	$9,675	$47,035

Portion relating to interest	(2,452)

Present value of net minimum lease payments	7,223
Less current portion	(3,119)

Capital lease obligations, long term portion	$4,104

      Rent expense incurred under operating leases during the years ended December 31, 2002, 2001 and 2000 was $9.4 million, $6.2 million and $3.2 million, respectively.

      During 2002, the Company entered into a purchase commitment for telecommunication services totaling $20.0 million, extending through 2006, in connection with services to be provided to Fidelity. The Company also entered into an agreement to purchase a minimum of $7.0 million of computer equipment prior to December 31, 2003.

      In October 2001, the Company entered into a strategic alliance agreement with Lexis-Nexis to acquire a 50% ownership interest in their national real estate database. The terms of the agreement require the Company to make annual payments through October 2005 to complete the transaction. The estimated payments to be made in the next three years are $0.9 million, $1.2 million and $1.5 million, respectively. These payments may be accelerated at the Company’s option.

FIDELITY NATIONAL INFORMATION SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Under the $75.0 million secured bank credit facility as described in Note 11, the Company is required to pay an annual commitment fee based on the usage of the line of credit.

      In the ordinary course of business, the Company is involved in various pending and threatened litigation matters related to its operations. Management believes that no actions, other than those listed below, depart from customary litigation incidental to the business of the Company and that the resolution of all such litigation will not have a material adverse effect on the Company’s liquidity, financial condition and results of operations.

      A class action lawsuit was filed against the Company in Los Angeles County Superior Court on January 3, 2000 alleging violations of state law and the U.S. Telephone Consumer Protection Act (the TCPA) for unsolicited advertising by facsimile. ACS Systems, Inc (which merged with and into Micro General Corporation, effective January 1, 2001) contracted with Datamart to advertise its services by fax. Plaintiff alleges the facsimiles did not contain the proper notice to the recipients to notify the sender to discontinue the advertising as required by the TCPA. Plaintiff alleges that the damages to the class are $7.0 million if the violations of the statute were unintentional and $21.0 million if the violations of the statute were intentional. In March 2002, the court granted judgment on the Company’s summary judgment motion. The plaintiffs have appealed and the Company has cross-appealed. The issues that will be determinative of the outcome of this litigation are issues of “first impression”. It is not possible to predict with any certainty how the court will rule on appeal. While the Company intends to continue to vigorously defend the case, there is no assurance that the eventual outcome of the case will not have a material adverse effect on the Company’s business, financial position and operating results.

      The three actions related to flood certifications discussed below have been filed against the Company by insurers alleging that they incurred losses based upon inaccurate flood certifications. These actions were filed against various subsidiaries and the allegations related to National Research Center (“NRC”), which was acquired as part of the Vista transaction.

      On May 29, 2002 Travelers Indemnity filed a complaint against NRC Insurance Services, Inc. in the U.S. District Court, Eastern District of Missouri alleging that NRC provided an erroneous flood certification when Travelers underwrote a commercial location. Travelers Indemnity seeks approximately $4.0 million plus expenses in damages. An amended complaint was filed on January 15, 2003 adding the Company and Vista Environmental Information, Inc., as additional defendants. NRC and the other subsidiary defendants filed their answer to the complaint on January 31, 2003. While the Company intends to continue to vigorously defend the case, there is no assurance that the eventual outcome of the case will not have a material adverse effect on the Company’s business, financial position and operating results.

      On May 10, 2001, Pennsylvania Manufacturers Association Indemnity Company, d/b/a PMA Group (“PMA”) filed a complaint in the U.S. District Court of New Jersey alleging that NRC incorrectly issued a standard flood determination. PMA seeks damages in the amount of $1.4 million, representing the amount paid to its insured, Brandywine Senior Care, Inc. (“Brandywine”) which seeks an additional amount in excess of $2.3 million from PMA for alleged business income loss. The obligation to pay business income loss is disputed by PMA and is the subject of a Pennsylvania state court suit. If PMA issues payment for business income loss, it will be added to its claim for damages against NRC. The suit against NRC is stayed pending resolution of the state court litigation between PMA and Brandywine. While the Company intends to continue to vigorously defend the case, there is no assurance that the eventual outcome of the case will not have a material adverse effect on the Company’s business, financial position and operating results.

      On November 6, 2002, St. Paul Fire & Marine filed a complaint against the Company in the U.S. District Court, Eastern District of Missouri alleging that NRC incorrectly issued a standard flood determination, when St. Paul underwrote a commercial location. Plaintiff seeks approximately $12.0 million in damages. There has been no response to the suit because the complaint has not been served on NRC. While the Company intends

FIDELITY NATIONAL INFORMATION SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

to continue to vigorously defend the case, there is no assurance that the eventual outcome of the case will not have a material adverse effect on the Company’s business, financial position and operating results.

11.	Debt

      Debt consists of the following as of December 31, 2002 and 2001:

	December 31,

	2002	2001

Revolving credit facility with parent	$—	$18,653

4.5% note payable to Hansen, due May 2005	$4,125	$—
7.5% mortgage loan, due January 2007	1,140	—
Convertible note with parent	—	5,265
Bank line of credit, interest rate at 3.3%, due January 2002	—	1,600
Promissory notes related to equipment financing, with various interest rates and maturities	973	4,710

Total notes payable	6,238	11,575
Less current portion	(2,113)	(5,114)

Notes payable, long-term portion	$4,125	$6,461

      Secured Bank Credit Facility. On December 20, 2002, the Company and a group of banks entered into a credit facility agreement. This credit facility, comprised of a revolving credit facility and a standby letter of credit facility, provides for an aggregate maximum line of credit of $75.0 million that expires in December 2005, and is secured by the assets of the Company. The maximum credit line can be increased to $100.0 million under certain circumstances. As of December 31, 2002, there were no amounts outstanding under the facility.

      Under this secured credit facility, the Company may elect loan arrangements as either a Base Rate Loan or a LIBOR Rate Loan. The Base Rate Loan bears an interest rate of the greater of (a) the Prime Rate and (b) the Federal Fund Rate plus 0.5%, plus an applicable margin of 0.25% to 0.75% depending upon the Company’s leverage ratio. Interest on the Base Rate Loan is payable in arrears on the last business day of each calendar quarter commencing March 31, 2003. The LIBOR Rate Loan’s interest rate is LIBOR plus an applicable margin of 1.50% to 2.00% depending upon the Company’s leverage ratio, and the Company may elect an interest period of 1, 2, 3 or 6 months. Interest on the LIBOR Rate Loan is payable on the last day of the interest period elected, and if the interest period is over 3 months, at the end of each 3 months interval during such interest period. The Company is also required to pay a non-refundable commitment fee at a rate ranging from 0.375% to 0.625% per annum based on the usage of the credit facility.

      The credit agreement imposes certain affirmative and negative covenants on the Company relating to current debt ratings, certain financial ratios related to liquidity, net worth, investments, acquisitions and restricted payments, and certain dividend restrictions. The Company is in compliance with all of its debt covenants as of December 31, 2002.

      Revolving Credit Facility with Parent. On September 24, 2001, the Company entered into a revolving credit agreement with Fidelity. The credit agreement provides for a maximum credit line of $25 million that expires and is due in September 2006. The credit facility bears interest at a rate of Prime plus 2.0%. Amounts borrowed under the credit facility were used to replace the existing obligations to Fidelity related to the merger. As of December 31, 2001, $18.7 million was outstanding under the credit facility. In March 2002, the Company repaid the amounts borrowed under this facility using the proceeds from the sale of its Environmental Risk Management Solutions business. As of December 31, 2002, there were no amounts

FIDELITY NATIONAL INFORMATION SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

outstanding under this facility. In addition, as a result of the $75.0 million secured bank credit agreement entered in December 2002 as described above, this parent facility became subordinated.

      Hansen Note. In connection with the acquisition of the 55% interest in Hansen on May 28, 2002, the Company issued a convertible note in the amount of $4.1 million. The note bears an interest rate of 4.5% per annum, matures in May 2005 and was convertible at any time into shares of the Company’s common stock at $28.00 per share. The conversion feature was subsequently eliminated by mutual consent of the parties to the note.

      Mortgage Loan. The Company assumed a mortgage note in connection with the acquisition of Eastern. This mortgage note was secured by a building and certain assets of Eastern, bearing an interest rate of 7.5% per annum, with monthly installment of $11,000 until 2007 and no prepayment penalty. The loan was paid in full in February 2003.

      Convertible Note with Parent. In 1999, MGEN entered into a $5.3 million five-year convertible note with Fidelity. This note bears an interest rate of 10% per annum, payable quarterly and was due December 14, 2004. On July 24, 2002, Fidelity exercised its option to convert this $5.3 million convertible note into 403,120 shares of FNIS common stock.

      Equipment Financing Arrangements. During 2001 and 2000, one of our subsidiaries entered into a series of notes for equipment financing arrangements with interest rates ranging from 5.67% to 11.30% and terms ranging from one to three years. These notes are secured by an agreement which assigns the respective revenue streams payable by Fidelity to the note holders in the event of a default by this subsidiary on the respective notes.

12.     Earnings per Share

      The following table presents the computation of basic and diluted earnings per share (in thousands, except for share data):

	Year Ended December 31,

	2002	2001	2000

Net earnings, basic basis	$30,731	$11,083	$2,311
Interest expense, net of income tax effect, applicable to convertible notes	180	—	—

Net earnings, diluted basis	$30,911	$11,083	$2,311

Weighted average shares, basic basis	34,827	26,748	18,091
Plus: Common stock equivalent shares assumed from conversion of options, warrants and notes payable	1,942	81	65

Weighted average shares, diluted basis	36,769	26,829	18,156

Basic net earnings per share	$0.88	$0.41	$0.13

Diluted net earnings per share	$0.84	$0.41	$0.13

      Certain options, warrants and other convertible instruments to purchase the Company’s common stock were not included in the computation of diluted earnings per share because they are anti-dilutive. The number of shares excluded were 623,000, 1,302,000 and 403,000 in 2002, 2001 and 2000, respectively.

FIDELITY NATIONAL INFORMATION SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.     Income Taxes

      Income taxes consists of the following (in thousands):

	Year Ended December 31,

	2002	2001	2000

Current
Federal	$10,166	$9,541	$2,334
State	3,041	1,128	360

Total	13,207	10,669	2,694

Deferred
Federal	8,896	2,066	(275)
State	(836)	193	(39)

Total	8,060	2,259	(314)

	$21,267	$12,928	$2,380

      The effective income tax rate differs from the statutory income tax rate as follows:

	Year Ended December 31,

	2002	2001	2000

Statutory income tax rate	34.0%	34.0%	34.6%
State, net of federal benefit	4.0	3.7	5.5
Goodwill	—	5.2	36.6
Non-deductible expenses and other	1.2	(4.8)	(29.0)

Effective tax rate	39.2%	38.1%	47.7%

      The deferred tax assets and liabilities at December 31, 2002 and 2001 consist of the following (in thousands):

	December 31,

	2002	2001

Deferred tax assets:
Net operating loss carryforward	$5,723	$18,387
Deferred revenue	14,743	7,061
Employee benefits	2,591	2,046
Accruals	35	2,438
Bad debt	3,265	3,093
Other	459	600

	26,816	33,625
Less: Valuation allowance	(6,294)	—

Total deferred tax assets	20,522	33,625

Deferred tax liabilities:
Amortization and depreciation	2,880	1,533
Other	—	162

Total deferred tax liabilities	2,880	1,695

Net deferred tax assets	$17,642	$31,930

FIDELITY NATIONAL INFORMATION SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Under SFAS No. 109, “Accounting for Income Taxes,” deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities, and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. SFAS No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based on the weight of available evidence, the Company has provided a valuation allowance against certain deferred tax assets. The valuation allowance was based on the historical earnings patterns within individual tax jurisdictions that make it uncertain that the Company will have sufficient income in the appropriate jurisdictions to realize the full value of the assets. The Company will continue to evaluate the realizability of the deferred tax assets on a quarterly basis.

      As of December 31, 2002, the Company has federal and state net operating loss carryforwards of approximately $16.8 million. Although these loss carryforwards are limited under Internal Revenue Code section 382, the Company anticipates full utilization of these loss carryforwards within the statutory time limits. The Company’s net operating loss begins to expire in 2020.

14.     Stockholders’ Equity

      On July 24, 2002, Fidelity exercised its option to convert a $5.3 million convertible note from MGEN into 403,120 shares of the Company’s common stock.

      On September 28, 2001, the Company’s Board of Directors authorized the Company to purchase up to 1,000,000 shares of its common stock. Purchases may be made from time to time by the Company in the open market, in block purchases or in privately negotiated transactions. During 2001, the Company repurchased a total of 53,800 shares of common stock for $0.3 million at an average price of $6.30. No repurchases have been made in 2002.

      On September 24, 2001, the Company issued to Fidelity a warrant to purchase 713,000 shares of the Company’s common stock at $10.00 per share. The fair value of the warrant of $1.2 million was recorded as debt issuance cost and is being amortized over five years.

      As discussed in Note 3, on November 1, 2001, MGEN acquired RealEC. RealEC has Series A and Series B preferred stock. These preferred stocks are convertible, at the option of the holder, into common stock at a conversion ratio of 1:1. Each share shall automatically be converted into a share of common stock (a) upon the closing of a firm commitment underwritten public offering; (b) upon the vote or written consent of holder of not less than a majority of the outstanding shares of preferred stock voting together as a class, or (c) on the fifth anniversary date the preferred stock was issued by RealEC. The shareholders of these stocks are entitled to receive non-cumulative dividends at the rate of $0.05 per annum per share of Series A preferred stock, and at a rate of $0.065 per share of Series B preferred stock.

      On May 28, 2001, MGEN declared a stock dividend of 10%, which was paid on June 1, 2001, to stockholders of record as of that date. The portion of the dividend attributable to the majority ownership in MGEN is reflected in the accompanying Consolidated Financial Statements.

15.     Employee Benefit Plans

Employee Stock Purchase Plan

      In 2001, stockholders approved the adoption of an Employee Stock Purchase Plan (“ESPP”). Under the terms of the ESPP and subsequent amendments, eligible employees may voluntarily purchase, at current market prices, shares of the Company’s common stock through payroll deductions. Pursuant to the ESPP, employees may contribute an amount between 5% and 15% of their base salary and certain commissions. The Company contributes, on a quarterly basis, one year after eligible employees have contributed to the plan, an amount as specified in the ESPP. Company contributions to the ESPP started during the third quarter of 2002 and the amount expensed for the year ended December 31, 2002 under the plan was approximately $0.5 million.

FIDELITY NATIONAL INFORMATION SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

401(k) Profit Savings Plan

      The Company offers the Fidelity National Financial, Inc. 401(k) Profit Sharing Plan (“401(k) Plan”), a qualified voluntary contributory savings plan, available to substantially all the Company’s employees. Eligible employees may contribute up to 15% of their pretax annual compensation, up to the amount allowed pursuant to the Internal Revenue Code. In 2002, the Company matched 50% of each dollar of employee contribution up to six percent of the employee’s total compensation. The Company’s cost for the 401(k) Plan for the years ended December 31, 2002, 2001 and 2000 was $1.7 million, $1.0 million and $0.2 million, respectively.

Stock Option Plans

      The Company has various stock option plans. In 2001, stockholders approved the adoption of the 2001 Stock Incentive Plan (“2001 Plan”). With the approval of the 2001 Plan, the previous 1999 Stock Incentive Plan was terminated. The 2001 Plan authorized up to 3,300,000 shares of common stock, plus an additional 2,970,000 shares of common stock as part of an automatic annual increase as allowed throughout the life of the plan. The 2001 Plan provides for grants of “incentive stock options” as defined in Section 422 of the Internal Revenue Code of 1986, as amended, nonqualified stock options, rights to purchase shares of common stock (“Purchase Rights”) and deferred shares. The term of options may not exceed 10 years from the date of grant (five years in the case of an incentive stock option granted to a person who owns or is deemed to own more than 10% of the total combined voting power of all classes of stock of the Company). The option exercise price pursuant to an incentive stock option may not be less than 100% of the fair market value on the date of grant (110% of fair value in the case of an incentive stock option granted to a person who owns more than 10% of the combined voting power of all classes of stock).

      Information regarding options granted and outstanding for the years ended December 31, 2002 and 2001 are as follows:

	Option	Weighted
	Shares	Average
	Outstanding	Exercise Price	Exercisable

Balance December 31, 2000	—	$—	—
Options assumed in Mergers and Share exchange (See Note 1)	435,112	33.02
Granted	3,022,500	7.40
Exercised	(1,430)	5.46
Cancelled	(126,273)	46.81

Balance December 31, 2001	3,329,909	9.25	1,494,694
Granted	2,717,696	17.29
Exercised	(476,524)	8.84
Cancelled	(299,513)	21.41

Balance December 31, 2002	5,271,568	12.62	3,089,928

      At December 31, 2002, the Company had granted 2.0 million shares in excess of the total number of shares authorized as of that date. This includes stock options issued in connection with July 2002 MGEN transaction. The authorization of the excess shares will be obtained at the next annual shareholders’ meeting. The Company believes approval of the share authorization is probable since Fidelity owned approximately 66% of the outstanding shares of the Company at December 31, 2002.

FIDELITY NATIONAL INFORMATION SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The following table summarizes information related to stock options outstanding and exercisable as of December 31, 2002:

Options Outstanding				Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
Range of Exercise Prices	of Options	Contractual Life	Price	of Options	Price

$ 0.01 – 0.01	8,692	8.64	$0.01	8,692	$0.01
4.08 – 5.88	21,138	6.83	4.67	16,494	4.37
6.28 – 9.61	2,762,549	8.59	7.42	2,240,066	7.47
10.29 – 15.44	400,008	8.18	11.72	123,538	12.20
15.66 – 23.17	1,861,759	9.38	18.97	506,258	19.99
24.82 – 39.67	207,466	9.27	25.99	184,924	25.78
42.84 – 57.75	8,169	5.36	49.88	8,169	49.88
69.12 – 69.12	1,787	5.33	69.12	1,787	69.12

0.01 – 69.12	5,271,568	8.85	12.62	3,089,928	10.95

      In 2001 and prior years, the Company granted warrants for the purchase of common stock to Fidelity, professional consultants and certain debt and equity holders as follows:

	Warrant	Weighted
	Shares	Average
	Outstanding	Exercise Price	Exercisable

Balance December 31, 2000 and 1999(1)	200,970	$12.53	200,970
Granted	713,000	10.00
Warrants assumed in acquisitions	169,008	31.42

Balance December 31, 2001	1,082,978	14.10	1,082,978
Warrants assumed in acquisitions	172,260	1.95
Exercised	(157,140)	1.91
Cancelled	(23,482)	1.43

Balance December 31, 2002	1,074,616	12.56	1,074,616

(1)	There was no activity in 2000.

      The following table summarizes information related to warrants outstanding and exercisable as of December 31, 2002:

		Weighted
		Average	Weighted
	Number of	Remaining	Average
Range of Exercise Prices	Warrants	Contractual Life	Exercise Price

$1.95 – 1.95	105,270	0.30	$1.95
4.17 – 6.26	12,446	2.11	4.47
10.00 – 13.06	904,400	3.38	10.65
38.08 – 38.08	5,714	8.50	38.08
72.45 – 72.45	46,786	0.52	72.45

1.95 – 72.45	1,074,616	2.97	12.56

FIDELITY NATIONAL INFORMATION SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.     Segment Information

      Prior to 2002, the Company was organized into three segments for management reporting purposes: Lender Services, Professional Services and Corporate and Other. Effective January 1, 2002, the Company revised the structure of its internal organization and reporting in order to further disaggregate its businesses by primary product/ service category, which has expanded significantly as a result of the Company’s acquisition and product development strategies. Consequently, the Company’s reportable segments were changed to reflect revisions in the manner in which management organizes and evaluates internal financial information. The Company’s segment reporting is comprised of three principal business segments consisting of Data, Solutions and Services. Segment information for the years ended December 31, 2001 and 2000 has been revised to conform to the Company’s 2002 presentation.

      The Data segment provides information regarding both real estate and consumers that can be aggregated, rendered, repurposed or repackaged in order to meet customers’ specific needs, consisting primarily of property valuation services, real estate data and tax services, flood certification and credit reporting. Solutions involve developing and supplying business processes and technology for the real estate service and lending industry and this segment’s primary offerings include MLS outsourcing products and a suite of technology products. The Services segment’s product and service offerings combine manual intervention, outsourcing or process improvement with one or more of our data and/or solutions components.

      For internal reporting purpose, the Company does not allocate certain corporate expenses among segments, including: finance, legal, human resources and other corporate administrative expenses. The accounting policies of the segments are the same as those described in Note 2. Sales between segments or transfers that occurred in the ordinary course of businesses have been eliminated from the segment information provided. Assets are not allocated to segments for internal reporting purposes. Substantially, all of the Company’s operating results and long-lived assets are in the United States.

      Summarized information by segment as excerpted from the internal management reports is as follows (in thousands):

	Year Ended December 31, 2002

				Corporate
	Data	Solutions	Services	and Other	Total

Revenue	$157,834	$181,407	$72,927	$—	$412,168
Depreciation and amortization	4,813	16,018	793	370	21,994
Interest expense, net	66	836	25	207	1,134
Income taxes (benefit)	16,774	7,051	4,885	(7,443)	21,267
Net earnings (loss)	26,237	11,029	7,640	(14,175)	30,731

	Year Ended December 31, 2001

				Corporate
	Data	Solutions	Services	and Other	Total

Revenue	$123,351	$132,623	$38,648	$—	$294,622
Depreciation and amortization	4,140	5,450	2,851	—	12,441
Interest expense, net	20	626	15	635	1,296
Income taxes (benefit)	5,179	7,168	2,189	(1,608)	12,928
Net earnings (loss)	6,759	3,263	4,261	(3,200)	11,083

FIDELITY NATIONAL INFORMATION SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2000

				Corporate
	Data	Solutions	Services	and Other	Total

Revenue	$75,656	$72,130	$12,985	$—	$160,771
Depreciation and amortization	4,767	2,965	198	—	7,930
Interest expense, net	—	900	—	—	900
Income taxes	1,464	27	889	—	2,380
Net earnings	261	1,664	386	—	2,311

17.     Related Party Transactions

  Technology Services

      The Company negotiated the rates it charges Fidelity under a Master Services Agreement (“MSA”). The MSA outlines the scope of services to be provided to Fidelity and certain of the pricing and billing arrangements. It requires that the Company provide services to Fidelity at prices no higher than it charges to any direct competitor of Fidelity. Certain projects are billed to Fidelity on a cost plus fixed percentage profit basis. The remainder of the revenues from Fidelity are derived from the provisioning of a variety of products and services that are billed under one of the following methods: time and expenses, monthly maintenance, and fees based on per transaction, per user and per location. Subject to the provisions of the agreement the current MSA expires December 31, 2003.

  Corporate Services

      Fidelity and the Company entered into a service agreement on August 1, 2001, which is automatically renewable each year. Under the agreement, the Company pays an annual base fee, plus an hourly rate over the base, to Fidelity for executive and general management, accounting, legal, investment and administrative services. The amount of fees for providing such services is based on estimated time incurred to perform each of the functions and the estimated personnel costs for the function performed. Such fees paid to Fidelity, included in operating expense, were $1.5 million and $0.5 million for 2002 and 2001, respectively.

      The amounts payable to a related party of $4.9 million and $1.2 million at December 31, 2002 and 2001, respectively, represent amounts paid by Fidelity on behalf of the Company.

  Transactions Related to Products and Services

      The Company provides supporting services for SIMON and TEAM, real estate settlement software solutions used by Fidelity and its affiliates. In addition, the Company has been developing for Fidelity a new enterprise software solution, NGS, which will eventually replace SIMON and TEAM. Revenue derived from Fidelity and its affiliates in connection with the development of NGS, supporting SIMON and TEAM and providing other services was $117.8 million, $106.1 million and $68.6 million in 2002, 2001 and 2000, respectively, and is included in the Solutions segment.

      In addition, included in the 2002 and 2001 Data revenue were $9.8 million and $2.0 million, respectively, related to sales of data products to Fidelity.

      The amounts due from Fidelity as of December 31, 2002 and 2001 related to the above transactions were $23.9 million and $14.1 million, respectively.

Revolving Credit Facility with Parent

      As described in Note 11, the Company entered into a $25.0 million revolving credit agreement with Fidelity in September 2001. The interest expense incurred for the amounts borrowed under this facility was $0.2 million and $0.7 million for the years ended December 31, 2002 and 2001, respectively.

FIDELITY NATIONAL INFORMATION SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Financing Arrangements with Parent

      One of the Company’s subsidiaries entered into several notes related to equipment financing. These notes are secured by agreements which assign the respective revenue stream from Fidelity to the note holders in the event of a default under the notes (see Note 11).

      MGEN had a $5.3 million convertible note payable to Fidelity. This note was converted into FNIS common stock on July 24, 2002 (see Notes 3 and 11).

Other Transactions with Parent

      As discussed in Note 3, on August 2, 2001, the Company issued to Fidelity 1,614,286 shares of the Company’s common stock for all the outstanding common stock of Risco, Inc. In addition, on the same day, the Company acquired all the assets and liabilities of Reez.com from Fidelity in exchange for 136,971 shares of the Company’s common stock.

Transactions with Employees

      IDM, a wholly-owned subsidiary of the Company, entered into several transactions with IDM-Manila, a Philippines company partially owned by the former owner of IDM, who is an employee of the Company. IDM-Manila converts data into requested formats as instructed by IDM. Additionally, IDM contracts with IDM-Manila to maintain the Lexis-Nexis database. During 2002, 2001 and 2000, IDM paid to IDM-Manila approximately $3.1 million, $1.7 million and $1.6 million, respectively, for data entry. The fee is based on the number of records converted.

      On May 28, 2002, the Company purchased a 55% interest in Hansen Quality Loan Services. The remaining 45% interest is held by Hansen Quality Loan Services, the principal of which is an employee of the Company. In connection with acquisition, the Company issued a convertible note of $4.1 million payable to Hansen Quality Loan Services. The conversion feature was subsequently eliminated by mutual agreement between the parties to the note. The Company also granted a stock option for 136,000 shares of common stock to this employee.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Items 10 Through 13.

      Within 120 days after the close of its fiscal year, the Company intends to file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, which will include the election of directors, the report of compensation committee on annual compensation, certain relationships and related transactions and other business.

Item 14.     Controls and Procedures

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

      In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation; including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) List of documents filed as part of this report:

1. Financial Statements. The following is a list of the Consolidated Financial Statements of Fidelity National Information Solutions, Inc. and Subsidiaries included in Item 8 of Part II:

Independent Auditors’ Report

Consolidated Balance Sheets as of December 31, 2002 and 2001

Consolidated Statements of Earnings for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

2. Financial Statement Schedules. The following is a list of financial statement schedules filed as part of this annual report on Form 10-K. All other schedules are omitted because they are no applicable or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

Schedule II — Valuation and Qualifying Accounts

3. Exhibit Index. The following exhibits are incorporated by reference or are set forth on pages to this Form 10-K:

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated October 18, 2002, by and among the Shareholders of Eastern Financial Systems, Eastern Financial Systems, Inc., EFS Merger Sub, Inc. and the Company (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 13, 2002, file no. 000-20312).
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, file no. 000-20312).
3.2	Restated By-Laws of the Company, as amended to date (incorporated by reference to Exhibit C to the DEF Schedule 14A filed by the Company on February 17, 1998, file no. 000-20312).
3.3	Agreement and Plan of Reorganization and Merger, dated April 12, 2001, by and among the Company, Fidelity National Financial, Inc., and Chicago Title and Trust Company (incorporated by reference to Annex A to the DEFM Schedule 14A filed by the Company on June 29, 2001, file no. 000-20312).
4.1	The Fidelity National Financial Group 401(k) Profit Sharing Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed on February 21, 2002, file no. 333-83168).
10.7	DataMap, Inc. 1995 Stock Incentive Plan (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8, filed on August 2, 1996, file no. 333-09417).
10.42	1999 VISTA Information Solutions, Inc. Stock Option Plan (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1999, file no. 000-20312).
10.43	Agreement for Purchase and Sale of Assets, dated July 28, 1999, by and among the Company, Vista DMS, Inc. and Moore North America, Inc., as amended by the Amendment to the Agreement for Purchase and Sale of Assets, dated December 17, 1999 (incorporated by reference to Exhibit 2 to the Company’s Current Report on Form 8-K filed on January 3, 2000, file no. 000-20312).
10.51	Purchase Warrant issued by the Company to Fidelity National Financial, Inc. (incorporated by reference to Exhibit 10.51 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, file no. 000-20312).
10.52	Confidential Settlement Agreement and Release, dated August 2000, between, inter alia, Moore North America, Inc. and Howard Latham (incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, file no. 000-20312).
10.53	Employee Services Agreement, dated August 1, 2001, between the Company and Fidelity National Management Services, LLC (incorporated by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, file no. 000-20312).
10.54	Management and Support Services Agreement, dated August 1, 2001, between the Company and Fidelity National Financial, Inc. (incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, file no. 000-20312).
10.56	Confidential Separation Agreement and General Release of All Claims, dated August 14, 2001, by and between the Company, Fidelity National Financial, Inc. and Howard Latham (incorporated by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, file no. 000-20312).
10.57	Asset Purchase Agreement, dated October 25, 2002, between the Company and Homeseekers.com, Inc. (incorporated by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, file no. 000-20312).
10.58	Asset Purchase Agreement, dated as of November 2, 2001, by and among the Company, ISDI.NET, LLC and the Members of ISDI.NET, LLC (incorporated by reference to Exhibit 10.58 to the Company’s Annual Report on Form10-K for the year ended December 31, 2001, file no. 000-20312).
10.59	Strategic Alliance Agreement, dated as of October 8, 2001, by and between the Company and LexisNexis, a division of Reed Elsevier, Inc. (incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, file no. 000-20312).

Exhibit
Number		Description

10.60		Agreement for the Sale and Purchase of Stock, dated October 10, 2001, by and between the Company and Fidelity National Financial, Inc. (incorporated by reference to Exhibit 10.60 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, file no. 000-20312).
10.61		Change in Control Severance Agreement, dated April 20, 2001, by and between Vista Information Solutions, Inc. and Neil Johnson (incorporated by reference to Exhibit 10.61 to the Company’s Annual Report on Form 10-K/ A for the year ended December 31, 2001, file no. 000-20312).
10.62		Employment Agreement, dated June 8, 2001, by and between Fidelity National Financial, Inc., and Brian Hershkowitz (incorporated by reference to Exhibit 10.62 to the Company’s Annual Report on Form 10-K/ A for the year ended December 31, 2001, file no. 000-20312).
10.63		Executive Employment Agreement, dated January 1, 2001, by and between Vista Information Solutions, Inc., and Howard Latham (incorporated by reference to Exhibit 10.63 to the Company’s Annual Report on Form 10-K/ A for the year ended December 31, 2001, file no. 000-20312).
10.64		Master Services and Intellectual Property Agreement, dated March 27, 2003, by and between Fidelity National Information Solutions, Inc. and Fidelity National Financial, Inc. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 406 of the Securities Act of 1933.) Schedules to the agreement other than the pricing schedules have been omitted. A copy of any Schedule will be submitted to the Commission supplementally upon request.(1)
10.65		Amended and Restated Revolving Credit Agreement, dated December 19, 2002, by and between the Company and Fidelity National Financial, Inc.(1)
10.65	.1	Revolving Subordinated Promissory Note, dated December 19, 2002, by and between Fidelity National Information Solutions, Inc. and Fidelity National Financial, Inc.(1)
10.66		Credit Agreement, dated December 20, 2002, by and among the Company, the lenders who are or may become a party to the Credit Agreement, Wachovia Bank, National Association and U.S. Bank, National Association.(1)
10.67		Fidelity National Information Solutions, Inc. 2001 Stock Incentive Plan.(1)
10.68		Fidelity National Information Solutions, Inc. 2001 Employee Stock Purchase Plan.(1)
10.69		Employment Agreement dated July 9, 2002, by and between Fidelity National Information Solutions, Inc. and Dwayne Walker.(1),(2)
10.70		Employment Agreement dated January 1, 2003, by and between Fidelity National Information Solutions, Inc. and Patrick F. Stone.(1),(2)
21.0		Subsidiaries of the Registrant.(1)
23.0		Consent of KPMG LLP.(1)
99.1		Certification by Chief Executive Officer of Periodic Financial Reports Pursuant to 18 U.S.C. Section 1350.(1)
99.2		Certification by Chief Financial Officer of Periodic Financial Reports Pursuant to 18 U.S.C. Section 1350.(1)

(1)	Filed herewith.

(2)	A management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(c) of Form 10-K.

(b) Reports on Form 8-K.

      The Company filed the following reports on Form 8-K during the quarter ending December 31, 2002:

1. Current Report on Form 8-K, filed on November 13, 2002, for the purpose of reporting, under Item 2, the acquisition of Eastern Financial Systems, Inc.

2. Current Report on Form 8-K, filed on November 18, 2002, for the purpose of reporting, under Item 9, certain earnings and supplemental earnings information (calculated to give retroactive effect to the pooling-of-interests accounting method in connection with the acquisition of Micro General Corporation).

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIDELITY NATIONAL INFORMATION SOLUTIONS, INC.

By:	/s/ PATRICK F. STONE

Patrick F. Stone
Chief Executive Officer

Date: March 28, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM P. FOLEY, II William P. Foley, II	Chairman of the Board	March 28, 2003

/s/ PATRICK F. STONE Patrick F. Stone	Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2003

/s/ WILLIE D. DAVIS Willie D. Davis	Director	March 28, 2003

/s/ RICHARD J. FREEMAN Richard J. Freeman	Director	March 28, 2003

/s/ EARL GALLEGOS Earl Gallegos	Director	March 28, 2003

Richard A. Mendenhall	Director

/s/ CARY H. THOMPSON Cary H. Thompson	Director	March 28, 2003

/s/ NEIL A. JOHNSON Neil A. Johnson	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2003

CERTIFICATIONS

I, Patrick F. Stone certify that:

1. I have reviewed this annual report on Form 10-K of Fidelity National Information Solutions, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ PATRICK F. STONE

Patrick F. Stone
Chief Executive Officer

Date: March 28, 2003

I, Neil A. Johnson, certify that:

1. I have reviewed this annual report on Form 10-K of Fidelity National Information Solutions, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

c) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ NEIL A. JOHNSON

Neil A. Johnson
Chief Financial Officer

Date: March 28, 2003

SCHEDULE II

FIDELITY NATIONAL INFORMATION SOLUTIONS, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2002, 2001 and 2000
(In thousands)

Column A	Column B	Column C			Column D		Column E

		Additions

	Balance at	Charge to					Balance at
	Beginning	Costs and	Other		Deductions		End of
Description	of Period	Expenses	(Described)		(Described)		Period

Allowance for doubtful accounts
2000	$256	$547	$1,175	(1)	$37	(2)	$1,941
2001	1,941	1,440	2,000	(1)	2,001	(2)	3,380
2002	3,380	1,832	656	(1)	—		5,868

Valuation allowance — deferred tax assets
2000	5,107	—	—		1,886	(4)	3,221
2001	3,221	—	—		3,221	(4)	—
2002	—		6,294	(3)	—		6,294

(1)	Represents balance assumed in connection with acquisitions.

(2)	Represents uncollectible amounts written-off.

(3)	Represents valuation allowance for deferred tax assets resulting from acquisitions.

(4)	Represents the utilization of deferred tax assets against the current liability.

II-1

EXHIBIT INDEX

FIDELITY NATIONAL INFORMATION SOLUTIONS, INC.

EXHIBIT INDEX TO ANNUAL REPORT
ON FORM 10-K

For the Fiscal Year Ended

December 31, 2002

Exhibit
Number	Description	Method of Filing	Page No.

2.1	Agreement and Plan of Merger, dated October 18, 2002, by and among the Shareholders of Eastern Financial Systems, Eastern Financial Systems, Inc., EFS Merger Sub, Inc. and the Company	Incorporate by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 13, 2002, file no. 000-20312
3.1	Amended and Restated Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, file no. 000-20312
3.2	Restated By-Laws of the Company, as amended to date	Incorporated by reference to Exhibit C to the DEF Schedule 14A filed by the Company on February 17, 1998, file no. 000-20312
3.3	Agreement and Plan of Reorganization and Merger, dated April 12, 2001, by and among the Company, Fidelity National Financial, Inc., and Chicago Title and Trust Company	Incorporated by reference to Annex A to the DEFM Schedule 12A filed by the Company on June 29, 2001, file no. 000-20312
4.1	The Fidelity National Financial Group 401(k) Profit Sharing Plan	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed on February 21, 2002, file no. 333-83168
10.7	DataMap, Inc. 1995 Stock Incentive Plan	Incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8, filed on August 2, 1996, file No. 333-09417).
10.42	1999 VISTA Information Solutions, Inc. Stock Option Plan	Incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1999, file no. 000-20312
10.43	Agreement for Purchase and Sale of Assets, dated July 28, 1999, by and among the Company, Vista DMS, Inc. and Moore North America, Inc., as amended by the Amendment to the Agreement for Purchase and Sale of Assets, dated December 17, 1999	Incorporated by reference to Exhibit 2 to the Company’s Current Report on Form 8-K filed on January 3, 2000, file no. 000-20312
10.51	Purchase Warrant issued by the Company to Fidelity National Financial, Inc.	Incorporated by reference to Exhibit 10.51 to Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, file no. 000-20312

Exhibit
Number	Description	Method of Filing	Page No.

10.52	Confidential Settlement Agreement and Release, dated August 2000, between, inter alia, Moore North America, Inc. and Howard Latham	Incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, file no. 000-20312
10.53	Employee Services Agreement; dated August 1, 2001, between the Company and Fidelity National Management Services, LLC	Incorporated by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, file no. 000-20312
10.54	Management and Support Services Agreement, dated August 1, 2001, between the Company and Fidelity National Financial, Inc.	Incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, file no. 000-20312
10.56	Confidential Separation Agreement and General Release of All Claims, dated August 14, 2001, by and between the Company, Fidelity National Financial Inc. and Howard Latham	Incorporated by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, file no. 000-20312
10.57	Asset Purchase Agreement, dated as of October 25, 2002, between the Company and Homeseekers.com, Inc.	Incorporated by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, file no. 000-20312
10.58	Asset Purchase Agreement, dated as of November 2, 2001, by and among the Company, ISDI.NET, LLC and the Members of ISDI.NET, LLC	Incorporated by reference to Exhibit 10.58 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, file no. 000-20312
10.59	Strategic Alliance Agreement, dated as of October 8, 2001, by and between the Company and LexisNexis, a division of Reed Elsevier, Inc.	Incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, file no. 000-20312
10.60	Agreement for the Sale and Purchase of Stock, dated October 10, 2001, by and between the Company and Fidelity National Financial, Inc.	Incorporated by reference to Exhibit 10.60 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, file no. 000-20312
10.61	Change in Control Severance Agreement, dated April 20, 2001, by and between Vista Information Solutions, Inc. and Neil Johnson	Incorporated by reference to Exhibit 10.61 to the Company’s Annual Report on Form 10-K/ A for the year ended December 31, 2001, file no. 000-20312
10.62	Employment Agreement, dated June 8, 2001, by and between Fidelity National Financial, Inc., and Brian Hershkowitz	Incorporated by reference to Exhibit 10.62 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001, file no. 000-20312
10.63	Executive Employment Agreement, dated January 1, 2001, by and between Vista Information Solutions, Inc., and Howard Latham	Incorporated by reference to Exhibit 10.63 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001, file no. 000-20312

Exhibit
Number		Description	Method of Filing	Page No.

10.64		Master Services and Intellectual Property Agreement, dated March 27, 2003, by and between the Company and Fidelity National Financial, Inc. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 406 of the Securities Act of 1933.) Schedules to the agreement other than the pricing schedules have been omitted. A copy of any Schedule will be submitted to the Commission supplementally upon request.	Filed herewith
10.65		Amended and Restated Revolving Credit Agreement, dated December 19, 2002, by and between the Company and Fidelity National Financial, Inc.	Filed herewith
10.65	.1	Revolving Subordinated Promissory Note, dated December 19, 2002, by and between Fidelity National Information Solutions, Inc. and Fidelity National Financial, Inc.	Filed herewith
10.66		Credit Agreement, dated December 20, 2002, by and among the Company, the lenders who are or may become a party to the Credit Agreement, Wachovia Bank, National Association and U.S. Bank, National Association	Filed herewith
10.67		Fidelity National Information Solutions, Inc. 2001 Stock Incentive Plan	Filed herewith
10.68		Fidelity National Information Solutions, Inc. 2001 Employee Stock Purchase Plan	Filed herewith
10.69		Employment Agreement dated July 9, 2002, by and between Fidelity National Information Solutions, Inc. and Dwayne Walker	Filed herewith
10.70		Employment Agreement dated January 1, 2003, by and between Fidelity National Information Solutions, Inc. and Patrick F. Stone	Filed herewith
21.0		Subsidiaries of the Registrant	Filed herewith
23.0		Consent of KPMG LLP	Filed herewith
99.1		Certification by Chief Executive Officer of Periodic Financial Reports Pursuant to 18 U.S.C. Section 1350	Filed herewith
99.2		Certification by Chief Financial Officer of Periodic Financial Reports Pursuant to 18 U.S.C. Section 1350	Filed herewith