Form 10-K/A
period 2002-12-31
FIDELITY NATIONAL INFORMATION SOLUTIONS INC
filed 2003-04-14
CIK 888793

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.     ☐

      As of March 10, 2003, 39,612,056 shares of Common Stock ($.001 par value) were outstanding.

      The aggregate market value of the shares of the Common Stock held by non-affiliates of the registrant on June 30, 2002 was $131,084,352.

      The information in Part III hereof (excluding the information required pursuant to Item 405 of Regulation S-K, which is included in this Amendment) is incorporated herein by reference to the registrant’s Proxy Statement on Schedule 14A for the fiscal year ended December 31, 2002, to be filed within 120 days after the close of the fiscal year that is the subject of this Report.

EXPLANATORY NOTE

     In its Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed on March 28, 2003, the Registrant erroneously checked the box on the facing page of the Report indicating that there were no instances of delinquent filings pursuant to Section 16 of the Securities Exchange Act of 1934. There were in fact delinquent filings during 2002, which are described in this Amendment.

Part III
SIGNATURES

PART III
Item 10.	Directors and Executive Officers of the Registrant

SIGNATURES

Part III

Item 10.     Directors and Executive Officers of the Registrant

Section 16(a) Beneficial Ownership Report Compliance

Section 16 of the Exchange Act of 1934, as amended, requires the Company’s executive officers and directors to file reports of their ownership, and changes in ownership, of the Company’s securities with the SEC. Executive officers and directors are required by the SEC’s regulations to furnish the Company with copies of all forms they file pursuant to Section 16 and the Company is required to report in its Annual Report on Form 10-K any failure of its directors and executive officers to file by the relevant due date any of these reports during fiscal year 2002. Based solely upon a review of the copies of the reports received by it, the Company believes that all such filing requirements were satisfied except that Willie Davis, Richard Freeman, Earl Gallegos and Cary Thompson each filed one late report for a transaction in 2002. The failure to timely file such report was an inadvertent error by the Company.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIDELITY NATIONAL INFORMATION SOLUTIONS, INC.

By:	/s/ Neil A. Johnson ______________________________________ Neil A. Johnson Executive Vice President and Chief Financial Officer

Date: April 14, 2003

CERTIFICATIONS

I, Patrick F. Stone certify that:

1. I have reviewed this annual report on Form 10-K/A of Fidelity National Information Solutions, Inc.;

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

Patrick F. Stone
Chief Executive Officer

Date: April 14, 2003

I, Neil A. Johnson, certify that:

1. I have reviewed this annual report on Form 10-K/A of Fidelity National Information Solutions, Inc.;

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

Date: April 14, 2003