Form 10-K/A
period 2002-12-31
FIDELITY NATIONAL INFORMATION SOLUTIONS INC
filed 2003-04-30
CIK 888793

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

(Mark One)

[ ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the fiscal year ended December 31, 2002

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

Commission File No. 0-20312

FIDELITY NATIONAL INFORMATION SOLUTIONS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	41-1293754

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4050 Calle Real Santa Barbara, CA 93110	(805) 696-7000

(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [  ]

     As of March 10, 2003, 39,612,056 shares of Common Stock ($.001 par value) were outstanding.

     The aggregate market value of the shares of the Common Stock held by non-affiliates of the registrant on June 30, 2002 was $131,084,352.

EXPLANATORY NOTE

     This Amendment No. 2 on Form 10-K/A is being filed with respect to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed with the Securities and Exchange Commission on March 28, 2003 (the “Form 10-K”) and Amendment No. 1 on Form 10-K/A filed on April 14, 2003. This amendment is being filed to (i) amend Part III, Item 10 “Directors and Executive Officers of the Registrant,” Item 11 “Executive Compensation,” Item 12 “Security Ownership of Certain Beneficial Owners and Management,” and Item 13 “Certain Relationships and Related Transactions” of the Form 10-K are hereby amended and restated in their entirety to include the required disclosures.

     The Form 10-K as amended hereby continues to speak as of the date of the Form 10-K and the disclosures have not been updated to speak to any later date. Any items in the Form 10-K that are not expressly changed hereby shall be as set forth in the Form 10-K. All information contained in this Amendment No. 2 and Amendment No. 1 and the Form 10-K is subject to updating and supplementing as provided in the Company’s periodic reports filed with the Securities and Exchange Commission subsequent to the filing of the Form 10-K.

     No exhibits are being filed with this Amendment No. 2 on Form 10-K/A.

PART III

Item 10. Directors and Executive Officers of the Registrant.

     The name of our directors and certain executive officers, and certain information about them, are set forth below.

Name	Age	Principal Occupation	Director Since

Willie D. Davis	68	President, All-Pro Broadcasting, Inc.	2001
William P. Foley, II	57	Chairman of the Board and Chief Executive Officer of Fidelity National Financial, Inc.	2001
Richard J. Freeman	50	Investment Advisor	2001
Earl Gallegos	45	Principal, Earl Gallegos Management	2001
Richard A. Mendenhall	58	Owner of RE/MAX Boone Realty	2003
Patrick F. Stone	55	Chief Executive Officer of Fidelity National Information Solutions, Inc.	2001
Cary H. Thompson	46	Senior Managing Director, Bear Stearns & Co. Inc.	2001

     Willie D. Davis

     Mr. Davis has served as the President and a director of All-Pro Broadcasting, Inc., a holding company that operates several radio stations, since 1976. Mr. Davis currently also serves on the Board of Directors of Checkers Drive-In Restaurants, Inc., Sara Lee Corporation, K-Mart Corporation, Dow Chemical Company, Metro-Goldwyn-Mayer Inc., MGM MIRAGE, Inc., Alliance Bank, Johnson Controls, Inc., Bassett Furniture Industries, Incorporated and Strong Fund and Wisconsin Energies.

     William P. Foley, II

     Mr. Foley is the Chairman of the Board and Chief Executive Officer of Fidelity National Financial, Inc. (“Fidelity”), the nation’s largest title insurance company and the controlling stockholder of FNIS. Mr. Foley is also currently serving as Chairman of the Board of FNIS and CKE Restaurants, Inc.

     Richard J. Freeman

     From September 1993 to March 2003, Mr. Freeman was a Managing Director of Century Capital Management Inc. (“CCM”). Mr. Freeman served as a director of Vista Information Solutions, Inc. the predecessor to FNIS, from 1996 to 2001. For the past 25 years, Mr. Freeman had held various investment management positions with CCM, Kemper Financial Services, First Chicago Corp, Metropolitan Life Insurance Company and the State of Michigan Insurance Bureau and Treasury Department.

     Earl Gallegos

     Mr. Gallegos is the founder and principal of Earl Gallegos Management, a consulting firm specializing in the development and implementation of data processing systems and insurance operations. Mr. Gallegos served as a director of Vista Information Solutions, Inc., the predecessor to FNIS, from 1996 to 2001. Prior to 1995, Mr. Gallegos held various management positions, including Vice President of Operations, within The Pacific Rim Assurance Company.

     Richard A. Mendenhall

     Mr. Mendenhall has served as a director of FNIS since January 2003, when he was appointed by the Board to fill a vacancy. Mr. Mendenhall is the owner of RE/MAX Boone Realty and co-owner of RE/MAX Jefferson City, real estate firms. In 2001, he has served as President for the National Association of REALTORS®, where he served as a vice president since 1997 and has served on various committees since 1994. He has also served on the Presidential Advisory Group on MLS Technology in 1993 and the Presidential Advisory Group on Agency in 1992. Mr. Mendenhall was nominated to the Board by the National Association of Realtors® and their right to do so was pursuant to a one-year exclusive marketing arrangement with regard to our transaction management software. The nomination was subject to the approval of our Board of Directors, which occurred in January 2003.

     Patrick F. Stone

     Mr. Stone has served as Chief Executive Officer of FNIS since January 2002. Mr. Stone formerly served as the President of Fidelity until January 1, 2003, and as Fidelity’s Chief Operating Officer from March 1997. From May 1995 through March 1997 he was an Executive Vice President of Fidelity and President of Fidelity National Title Insurance Company and four other underwriter subsidiaries of Fidelity. From February 1989 to May 1995 he was President of Fidelity National Title Company of Oregon. Mr. Stone currently serves on the Board of Directors of Fidelity.

     Cary H. Thompson

     Mr. Thompson is currently a Senior Managing Director with Bear Stearns & Co. Inc. From 1996 to 1999, Mr. Thompson served as a director and Chief Executive Officer of Aames Financial Corporation. Mr. Thompson was a managing director of Nat West Markets from May 1994 to June 1996. Mr. Thompson currently serves on the Boards of Directors of Fidelity, Aames Financial Corporation and SonicWall, Inc.

Executive Officers

     The executive officers of FNIS are set forth on the table below. Certain biographical information with respect to those executive officers who do not also serve as directors follows the table.

Name	Age	Current Position with Company

Patrick F. Stone	55	Chief Executive Officer
Dwayne M. Walker	41	President and Chief Operating Officer
Neil A. Johnson	63	Executive Vice President and Chief Financial Officer
Brian F. Hershkowitz	40	Executive Vice President
Ray O. Ferrarin	43	Executive Vice President

     Dwayne M. Walker

     Mr. Walker is President and Chief Operating Officer of FNIS. Mr. Walker has more than 22 years experience in technology, services, mergers and acquisitions, high growth business development and leveraging technology to gain business and financial advantage. Mr. Walker has held senior executive positions at Network Commerce Inc., US Connect, TRW, Hughes Aircraft, DMR Group and Microsoft Corporation. Mr. Walker has served as a director at many companies including Escrow.com, Network Commerce Inc., US Connect and Micro General Corporation, which was recently acquired by FNIS.

     Neil A. Johnson

     Mr. Johnson is Executive Vice President and Chief Financial Officer for FNIS. Mr. Johnson was also the Senior Vice President, Finance & Administration and Chief Financial Officer of the FNIS predecessor company, VISTAinfo. He has 35 years of experience in public and private technology, information services and energy companies, having held both financial and operating positions. Prior to joining VISTAinfo, Mr. Johnson was Senior Vice President and Chief Financial Officer of MaxServ, Inc., an information services company acquired by Sears, Roebuck and Co. in 1997.

     Brian F. Hershkowitz

     Mr. Hershkowitz is Executive Vice President of FNIS. His responsibilities include management of the Company’s data offerings, including public records information, credit reporting information, flood hazard compliance data, real estate tax information and collateral valuation services. Immediately before joining FNIS, Mr. Hershkowitz was President & Chief Operating Officer of LandSafe Credit for Countrywide Credit Industries. He also held the position of Chief Information Officer at LandSafe. Before joining LandSafe, Mr. Hershkowitz was a Director at the Mortgage Bankers Association of America.

     Ray O. Ferrarin

     Mr. Ferrarin is Executive Vice President of FNIS. His responsibilities include management of the Company’s service offerings, including: Traditional Appraisal Services, Real Estate Tax Outsourcing Services and Disbursements, Private Labeled Credit Information, Litigation Support Services, Title Plant Keying, Commercial Printing, Geographic Underwriting Systems, and Location CD access to PPC catalog data. Prior to joining FNIS, Mr. Ferrarin was President of Fidelity National Flood Services Inc., a role he assumed after the 2001 merger of Chicago Title Flood Services and Fidelity National Flood. For five years prior to that, he managed Chicago Title Flood Services. He has 12 years of sales and operations experience within the flood zone determination industry and is an active member of The National Lenders Insurance Council and the National Flood Determination Association.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

          Section 16 of the Exchange Act of 1934, as amended, requires the Company’s executive officers and directors to file reports of their ownership, and changes in ownership, of such securities with the SEC. Executive officers and directors are required by the SEC’s regulations to furnish the Company with copies of all forms they file pursuant to Section 16 and the Company is required to report in this Proxy Statement any failure of its directors and executive officers to file by the relevant due date any of these reports during fiscal year 2002. Based solely upon a review of the copies of the reports received by it, the Company believes that all such filing requirements were satisfied, except that Messrs. Davis, Freeman, Gallegos and Thompson each filed one late report for a transaction in 2002. The failure to timely file such report was an inadvertent error by the Company.

Item 11. Executive Compensation.

     The following Summary Compensation Table shows compensation paid by the Company and its subsidiaries to the named executive officers of the Company for all services in all capacities during the years indicated.

Summary Compensation Table

						Long-Term
			Annual Compensation			Compensation

						Securities	All
					Other Annual	Underlying	Other
	Fiscal		Salary	Bonus	Compensation	Options	Compensation
Name and Title (1)	Year		($)(2)	($)(3)	($)(4)	(#) (5)	($) (6)

Patrick F. Stone	2002		375,000	1,125,000	—	422,405	30,828
Chief Executive Officer
Dwayne M. Walker	2002		225,000	375,000	—	510,208	357
President and Chief Operating Officer
Eric D. Swenson	2002		350,016	600,000	—	25,000	24,323
First Executive Vice President	2001	(7)	125,907	210,590	—	160,000	6,184
Neil A. Johnson	2002		300,000	105,000	74,060	30,000	5,694
Executive Vice President and	2001		210,521	150,000	—	60,000	5,800
Chief Financial Officer	2000		200,021	100,000	—	15,715	5,800
Brian F. Hershkowitz	2002		269,806	358,516	—	40,000	2,719
Executive Vice President	2001		123,772	145,000	—	70,000	—
Raymond O. Ferrarin	2002		239,179	269,063	—	40,000	16,804
Executive Vice President	2001	(7)	71,042	215,071	—	40,000	4,271

(1)	Mr. Stone became Chief Executive Officer effective January 1, 2002. At the same time, Mr. Stone also continued in his role as President of Fidelity National Financial, Inc. (“Fidelity”), the Company’s parent. Amounts shown in this table represent 50% of Mr. Stone’s annual compensation related to his role as Chief Executive Officer of the Company, based on the agreement between the Company and Fidelity. Mr. Walker was appointed President and Chief Operating Officer in July 2002. Mr. Swenson was President and Chief Operating Officer from August 2001 to July 2002 and First Executive Vice President from July to December 2002. Mr. Hershkowitz joined the Company as Executive Vice President on June 8, 2001.

(2)	Amounts shown for the indicated fiscal year include amounts deferred at the election of the named executive officer pursuant to the Company’s 401(k) plan.

(3)	Bonuses were awarded during the year following the year to which the bonuses relate, based on an evaluation by the Compensation Committee of the Board of Directors.

(4)	Amounts shown for Mr. Johnson relate to relocation expenses.

(5)	The number of securities underlying options has been adjusted to reflect all stock splits.

(6)	Amounts shown for fiscal 2002 consist of the following: (i) Mr. Stone: Company contribution to 401(k) Plan — $2,750, Company contribution to ESPP - $26,631, Company paid life insurance premium — $1,447; (ii) Mr. Walker: Company paid life insurance premium — $357; (iii) Mr. Swenson: Company contribution to 401(k) plan — $4,125, Company contribution to ESPP — $19,496, Company paid life insurance premium — $702; (iv) Mr. Johnson: Company contribution to 401(k) Plan — $5,100, Company paid life insurance premium of $594; (v) Mr. Hershkowitz: Company contribution to 401(k) plan - $2,629, Company paid life insurance premium — $90; and (vi) Mr. Ferrarin - Company contribution to 401(k) Plan — $4,714, Company contribution to ESPP — $12,000, Company paid life insurance premium — $90. Amounts shown for fiscal 2001 consist of the following: (i) Mr. Swenson: Company contribution to 401(k) Plan — $5,769, Company paid life insurance premium — $415; (ii) Mr. Johnson: Company contribution to 401(k) Plan — $4,800, Profit Sharing — $1,000; and (iii) Mr. Ferrarin: Company contribution to 401(k) Plan — $4,181, Company paid life insurance premium — $90. Amounts shown for fiscal 2000 for Mr. Johnson consist of Company contribution to 401(k) Plan — $4,800, and Profit Sharing — $1,000.

(7)	Amounts shown for fiscal year 2001 consist of the following: (i) Mr. Swenson: Company contribution to 401(k) Plan —$5,719, Company paid life insurance premium — $415; and (ii) for Mr. Ferrarin are from August 1, 2001 (date of business combination with Fidelity) through December 31, 2001.

     The following table sets forth certain information with respect to the stock options granted during 2002 to the named individuals and the potential realizable value of such stock options. The Company does not currently grant stock appreciation rights to officers or directors.

Option Grants in Last Fiscal Year

	Individual Grants

	Number of Securities Underlying Options	Percentage of Total Options Granted to	Exercise or			Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (4)
	Granted	Employees in	Base Price		Expiration	5%	10%
Name	(#)(1)	Fiscal Year	($/share)		Date	($)	($)

Patrick F. Stone	22,405 (2)		9.61	(2)	11/17/09	135,473	343,316
	100,000		16.81	(3)	9/24/12	1,057,172	2,679,081
	300,000		17.51	(3)	12/23/12	3,303,583	8,371,929

	422,405	16%
Dwayne M. Walker	10,208 (2)		4.08	(2)	8/3/09	26,204	66,406
	450,000		21.02	(3)	7/9/12	5,948,714	15,075,210
	25,000		16.81	(3)	9/24/12	264,293	669,770
	25,000		17.51	(3)	12/23/12	275,299	697,661

	510,208	19%
Eric D. Swenson	25,000	1%	16.81	(3)	9/24/12	264,293	669,770
Neil A. Johnson	15,000		16.81	(3)	9/24/12	158,576	401,862
	15,000		17.51	(3)	12/23/12	165,179	418,596

	30,000	1%
Brian F. Hershkowitz	25,000		16.81	(3)	9/24/12	264,293	669,770
	15,000		17.51	(3)	12/23/12	165,179	418,596

	40,000	1%
Raymond O. Ferrarin	25,000		16.81	(3)	9/24/12	264,293	669,770
	15,000		17.51	(3)	12/23/12	165,179	418,596

	40,000	1%

(1)	Nonqualified stock options.

(2)	On July 9, 2002, the Company acquired 100% of the outstanding common stock of Micro General Corporation (NASDAQ: MGEN — “MGEN”). In connection with this transaction, the Company issued options in exchange for the outstanding MGEN options. Amounts shown represent the FNIS options issued in exchange.

(3)	The fair market value of the Company’s common stock on the date of the grant.

(4)	These are assumed rates of appreciation, and are not intended to forecast future appreciation of the Company’s common stock.

     The following table summarizes information regarding exercises of stock options by the named individuals during 2002 and unexercised options held by them as of December 31, 2002.

Aggregated Option Exercises in Last Fiscal Year
and Fiscal Year-End Option Values

			Number of	Value of Unexercised
			Unexercised Options	In-the-Money Options
	Shares		at December 31, 2002	at December 31, 2002
	Acquired on	Value	(#)	($)
	Exercise	Realized	Exercisable/	Exercisable/
Name	(#)	($)	Unexercisable	Unexercisable

Patrick F. Stone	377,589 (1)	6,043,015 (1)	472,405 /350,000	3,904,071 /22,000
Dwayne M. Walker	1,000	18,918	107,542 /401,666	124,920 /7,333
Eric D. Swenson	—	—	115,001 /69,999	1,076,070 /543,530
Neil A. Johnson	—		75,002 /44,999	489,040/202,590
Brian F. Hershkowitz	19,000	181,093	36,001 /54,999	275,010/239,330
Raymond O. Ferrarin	—		35,001 /44,999	274,070/142,530

(1)	On July 9, 2002, the Company acquired 100% of the outstanding common stock of Micro General Corporation (NASDAQ: MGEN — “MGEN”). The amounts shown represent the MGEN options exercised prior to the acquisition.

     In accordance with the rules of the Securities and Exchange Commission, values are calculated by subtracting the exercise price from the fair market value of the underlying common stock. For purposes of this table, the fair market value is deemed to be $17.25, the closing price of the common stock of FNIS reported by Nasdaq on December 31, 2002.

Compensation of Directors

     Directors who are also officers of FNIS do not receive any compensation for acting as directors, except for reimbursement of reasonable expenses, if any, incurred in attending Board meetings.

     Directors who are not also employees of FNIS receive:

•	an annual retainer of $5,000,

•	$2,500 for each board meeting attended,

•	$1,000 for each committee meeting attended (the committee chairman receives $1,500), and

•	expenses of attending board and committee meetings.

Employment Contracts and Termination of Employment and Change-in-Control Agreements

     The Company entered into a three-year employment agreement with Mr. Stone, its Chief Executive Officer, effective January 1, 2003. Pursuant to this agreement, his minimum annual base salary is $750,000. The agreement provides for additional incentive compensation in respect of each fiscal year ending during the term thereof in the form of an annual cash bonus as determined in accordance with criteria established by the compensation committee. The agreement includes other compensation and executive fringe benefits. There is a change in control provision enabling Mr. Stone to terminate this agreement due to a change in control. In the event of termination of the agreement for good reason (defined in the agreement as a change in control) or if Mr. Stone’s employment is terminated following a change of control under certain circumstances he will receive (i) his salary through the date of termination, (ii) severance pay in an amount equal to his annual salary in effect as of the date of termination plus the total bonus paid or payable to him for the most recent calendar year multiplied by the greater number of years remaining in the term of employment, including partial years, or two years, (iii) immediate vesting of all options not vested at the date of termination and (iv) maintenance of all benefit plans and programs for Mr. Stone for the number of years (including partial years) remaining in the agreement. The agreement allows the Company to terminate Mr. Stone without cause on terms specified in the agreement. Upon Mr. Stone’s death, his estate will receive a payment in the amount of the minimum annual base salary for the remainder of the agreement. Upon incapacity or disability for a continuous period of nine months, the Company may terminate the employment contract with Mr. Stone upon payment of an amount equal to his minimum annual base salary, without offset for the remainder of the agreement.

     The Company entered into a three-year employment agreement with its President and Chief Operating Officer, Mr. Walker, effective July 9, 2002. Pursuant to this agreement, his minimum annual base salary is $450,000. The agreement provides for additional incentive compensation in respect of each fiscal year ending during the term thereof in the form of an annual cash bonus in an amount not less than $200,000, as determined in accordance with criteria established by the chief executive officer and the compensation committee. The agreement includes other compensation and executive fringe benefits. There is a change in control provision enabling Mr. Walker to terminate this agreement due to a change in control. In the event of termination of the agreement for good reason (defined in the agreement as a change in control) or if Mr. Walker’s employment is terminated following a change of control under certain circumstances he will receive: (i) his salary through the date of termination in effect as of the date of termination, plus (ii) the total bonus paid or payable to him for the most recent calendar year multiplied by the greater number of years remaining in the term of employment, including partial years, or two years, (iii) immediate vesting of all options not vested at the date of termination and (iv) maintenance of all benefit plans and programs for Mr. Walker for the number of years (including partial years) remaining in the agreement. The agreement allows the Company to terminate Mr. Walker without cause on terms specified in the agreement. Upon Mr. Walker’s death, his estate will receive a payment in the amount of his base salary earned to date of death and the amount of bonus he would have earned if employed on the next anniversary of the effective date of the agreement. Upon incapacity or disability for a continuous period of nine months, the Company may terminate the employment contract with Mr. Walker upon payment of an amount equal to his minimum annual base salary, without offset for the remainder of the agreement.

     Effective April 20, 2001, the Company entered into a Change in Control Severance Agreement with Neil A. Johnson, its Executive Vice President and Chief Financial Officer. Mr. Johnson’s severance agreement provides for certain payments and benefits in the event that his employment is terminated within 12 months after a “change in control” (as defined in the agreement), unless such termination results from Mr. Johnson’s death, disability or retirement, or his resignation for reasons other than “good reason” (as defined), or constitutes a termination for “cause” (as defined in the agreement). In such event, Mr. Johnson will be entitled (i) to receive a lump sum severance payment equal to one year’s base salary as then in effect; (ii) to receive a bonus payment equal to Mr. Johnson’s then-scheduled bonus, calculated as though all performance-related criteria had been met, prorated for the portion of the bonus period during which Mr. Johnson was employed by the Company; (iii) to the continuation of benefits under the Company’s medical, dental and vision plans, and the continuation of long-term disability insurance, for 12 months; (iv) to the continuation of payment of the premiums for Mr. Johnson’s life insurance policy for 12 months; and (v) automatic vesting of all unvested stock options held by Mr. Johnson.

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

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

     The Compensation Committee is currently composed of two independent directors, Cary H. Thompson and Willie D. Davis, neither of who is a former or current officer or employee of the Company or any of its subsidiaries. In addition, during that year, no executive officer of the Company served (i) as a member of the Compensation Committee or Board of Directors of another entity, one of whose executive officers served on the Compensation Committee, or (ii) as a member of the Compensation Committee of another entity, one of whose executive officers served on the Board of Directors.

REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

General

     The Compensation Committee of the Board of Directors is responsible for establishing and administering the policies that govern executive compensation and benefit practices. The Compensation Committee evaluates the performance of the executive officers and determines their compensation levels, in terms of salary, annual bonus and related benefits, all subject to Board approval. The Compensation Committee has access to independent compensation data for use in assessing levels of compensation for officers of the Company.

Compensation Philosophy

     The Company’s executive compensation programs are designed to (i) provide levels of compensation that integrate pay and incentive plans with the Company’s strategic goals, so as to align the interests of executive management with the long-term interests of the stockholders; (ii) motivate Company executives to achieve the strategic business goals of the Company and to recognize their individual contributions; and (iii) provide compensation opportunities which are competitive to those offered by other national title insurance companies and other middle-market corporations similar in size and performance. Although the exact identity of the corporations surveyed varies, these generally include real estate services companies and other corporations equal to or larger than the Company. The Compensation Committee believes that the components of executive compensation should include base salary, annual cash bonus, stock option grants and other benefits and should be linked to individual and Company performance. With regard to the Company’s performance, the measures used for determining appropriate levels of compensation for executive officers include the Company’s national market share, net margin, quality of service, meeting of strategic goals within the current economic climate and industry environment, scope of responsibilities, expansion by acquisition or otherwise, and profit retention and profitability, all of which combine to enhance stockholder value.

     The Compensation Committee approves the employment agreements and salary and bonus levels for key employees, including Mr. Stone and Mr. Walker. The Compensation Committee then makes recommendations with respect to such compensation to the entire Board of Directors for its approval. In fiscal 2002, the Compensation Committee retained a consulting firm to review and advise on benefit plans and other compensation initiatives for the Company’s senior executives. As part of its review process, the Compensation Committee approved the Company’s incentive plan, which governs the incentive compensation payable to Mr. Stone and certain other executive officers.

Compensation of the Chief Executive Officer for Fiscal 2002

     Mr. Stone’s compensation for 2002 was determined pursuant to the terms of his employment agreement with our majority stockholder Fidelity National Financial, Inc. in effect during that period. His employment agreement provided him with a minimum base annual salary, which may be reviewed and increased at the discretion of the Compensation Committee to reflect matters including cost of living increases and performance results. Mr. Stone also received a cash bonus, which was determined pursuant to an executive bonus program established by the Compensation Committee. Under the program, Mr. Stone had varying performance-based bonus levels that were expressed as a percentage of his base salary, based upon the Company’s return on equity and earnings. The Compensation Committee established threshold, target and maximum expectations for each performance measure. In 2002, the Company exceeded target expectations for return on equity and earnings. The applicable target bonus amount was established by the Compensation Committee to be 300% of his base salary. Under the terms of his employment agreement, the Company, through the Compensation Committee, has the discretion to award stock options to Mr. Stone. In 2002, Mr. Stone received a total of 400,000 option shares in two separate grants. On September 24, 2002, he received 100,000 option shares, of which 50,000 option shares vested immediately and 50,000 will vest on the first anniversary of the grant. On December 23, 2002, he received 300,000 option shares, of which 100,000 shares will vest on the first, second and third anniversary of the grant.

Compensation of Other Executives for Fiscal 2002

     With respect to the base salaries and incentive cash bonuses awarded to other executive officers in respect of 2002, the Compensation Committee approved these amounts pursuant to the executives’ employment agreements, if applicable, and an executive bonus program established by the Compensation Committee. The decision of the Compensation Committee with respect to the base salary for each such executive officer is subjective and was made after consideration of the performance of the executive in his particular area of responsibility, the executive’s contribution to the Company’s overall management team and an assessment of the future contributions the executive should be able to make to the Company. Under the terms of the executive bonus program, the executive officers received a cash bonus based upon specified target levels and the Company’s return on equity, revenue and cost savings resulting from merger synergies.

Stock Option Grants

     As indicated above, an important element of the Company’s compensation philosophy is the desire to align the interests of the executive officers with the long-term interests of the Company’s stockholders. The purpose of the Company’s Stock Incentive Plans is to attract, retain and award executive officers and directors and to furnish incentives to these persons to improve operations, increase profits and positively impact the Company’s long-term performance. Consistent with these objectives, the Compensation Committee granted options in 2002 to executive officers for their performance in 2002.

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

COMPENSATION COMMITTEE

     Cary H. Thompson

     Willie D. Davis

Stock Performance Graph

     Set forth below is a line graph comparing changes in the cumulative total return on FNIS’s common stock, a broad market index (the “Nasdaq Stock Market”) and against the cumulative total return of a peer group index (“Peer Group Index”) comprised of certain companies for the industry in which FNIS competes for the five-year period ending on December 31, 2002. The Peer Group Index consists of the following companies: Acxiom Corporation; Co Star Group, Inc.; Equifax, Inc.; Factual Data Corp.; Fair Isaac Corp.; BARRA, Inc.; Factset Research System, Inc.; and Choicepoint Incorporated.

     The composition of the Peer Group Index is different from the peer group used in last year’s proxy (the “Old Peer Group”). The Old Peer Group was comprised of the following companies: Acxiom Corporation; Co Star Group, Inc.; Equifax, Inc.; Factual Data Corp.; Fair Isaac Corp.; and Info USA, Inc. The cumulative return of the Old Peer Group for the five-year period ending on December 31, 2002 is also shown on the line graph below. The Company has determined that the Peer Group Index represents a more current sample of companies in our industry.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
AMONG FIDELITY NATIONAL INFORMATION SOLUTIONS,
THE NASDAQ STOCK MARKET (U.S.) INDEX,
A PEER GROUP INDEX AND AN OLD PEER GROUP

	Cumulative Total Return

	12/97	12/98	12/99	12/00	12/01	12/02
Fidelity National Information Solutions	100.00	103.33	48.33	11.25	19.41	32.86
Nasdaq US Index	100.00	140.99	261.48	157.77	125.16	86.53
Peer Group Index	100.00	114.60	105.48	139.07	123.50	115.01
Old Peer Group	100.00	109.54	86.00	101.94	82.36	76.85

Notwithstanding anything to the contrary set forth in FNIS’s previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate future filings, in whole or in part, the Report of the Compensation Committee of the Board of Directors and the Stock Performance Graph shall not be incorporated by reference into any such filings.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The following table provides information regarding securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2002:

			Number of
			Securities
			Remaining Available
			for Future Issuance
	Name of Securities		Under Equity
	to be Issued Upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding
	Outstanding	Outstanding	Securities
	Options, Warrants	Options, Warrants	Reflected in Column
	and Rights (a)	and Rights (b)	(a)) (c)

Equity compensation plans approved by security holders	3,339,370	$9.83	583,440 (1)
Equity compensation plans not approved by security holders(2)	1,932,198	$17.44	—

Total	5,271,568	$12.62	583,440

(1)	Excludes a total of 3,630,000 options available for automatic grant under the Company’s 2001 Plan on each annual meeting date throughout the life of the option plans.

(2)	The equity compensation plans not approved by security holders represent grants under our 2001 Stock Incentive Plan in excess of options approved by the Company’s stockholders. The authorization of the excess shares will be obtained at the next annual shareholders’ meeting. The Company believes approval of the share authorization is probable since Fidelity owns approximately 66% of the outstanding shares of Company common stock.

Principal Stockholders

     The following table sets forth certain information regarding beneficial ownership of FNIS’s common stock. The following table sets forth certain information regarding persons or entities known to the Company to be the beneficial owner of more than 5% of the Company’s common stock.

	Number of Beneficial
Stockholder	Shares Owned(1)	Percentage(2)

Fidelity National Financial, Inc. and Chicago Title & Trust Company(3)	27,068,110	68.1%
4050 Calle Real, Ste. 220
Santa Barbara, CA 93110

(1)	Includes warrants to purchase 913,970 shares

(2)	Calculated based upon the number of shares of common stock outstanding as of April 4, 2003.

(3)	Chicago Title & Trust Company is a wholly-owned subsidiary of Fidelity National Financial, Inc.

Management

     The following table sets forth information regarding the beneficial ownership of common stock and common stock equivalents of FNIS as of April 4, 2003, by (i) each director of the Company, (ii) the Company’s Chief Executive Officer and each of its four most highly compensated executives (the “Named Executive Officers”) and (iii) all directors and executive officers of the Company as a group. The information as to beneficial stock ownership is based on data furnished by the person concerning whom such information is given. Except as otherwise indicated, beneficial ownership includes both voting and investment power. The address of all officers and directors is 4050 Calle Real, Ste. 220, Santa Barbara, CA 93110.

	Number of Shares	Number of
	Beneficially	Options
Name	Owned	Held(1)	Total	Percent of Total

Directors
William P. Foley, II	65,916	1,129,993	1,195,909	2.93%
Willie D. Davis	0	45,001	45,001	*
Richard J. Freeman	1,663	48,934	50,597	*
Earl Gallegos	0	47,861	47,861	*
Cary H. Thompson	0	31,668	31,668	*
Richard A. Mendenhall	0	0	0	*
Patrick F. Stone	20,000	472,405	495,636	1.24%
Executive Officers
Dwayne M. Walker	5,208	98,334	103,542	*
Neil A. Johnson	71	75,002	78,097	*
Brian F. Hershkowitz	1,500	31,001	32,721	*
Ray O. Ferrarin	5,875	35,001	40,876	*
All current directors and executive officers as a group (11 persons)	100,233	2,015,200	2,128,575	4.17%

*	Less than one percent (1%)

	(1)	Represents shares subject to stock options that are exercisable on April 4, 2003 or become exercisable within 60 days of April 4, 2003.

Item 13. Certain Relationships and Related Transactions.

     On April 29, 2002, we announced a tender offer for all of the outstanding shares of Micro General Corporation (“MGEN”), a majority-owned subsidiary of Fidelity National Financial, Inc. (“Fidelity”), whereby each share of MGEN common stock would be exchanged for shares of our common stock. We received over 90% of the outstanding MGEN shares in response to this offer, which was closed on July 9, 2002. Also on July 9, 2002, we acquired the remaining outstanding stock of MGEN through a short-form merger. As a result of the tender offer and subsequent short-form merger MGEN became our wholly-owned subsidiary. The tender offer and merger were based on a fixed exchange ratio of .696 shares of our common stock for each share of MGEN common stock. As a result, we issued 12,895,721 new shares of our common stock to acquire MGEN.

     In addition, subsequent to the merger of MGEN, Fidelity exercised its option to convert a $5.3 million convertible note from MGEN into 403,120 shares of our common stock.

     In connection with our entering into the Credit Agreement, dated December 20, 2002, by and among FNIS, the lenders who are or may become a party to the Credit Agreement, Wachovia Bank, National Association and U.S. Bank National Association, FNIS agreed to subordinate its credit facility with Fidelity and to convert the Fidelity obligation to an unsecured obligation. Accordingly, FNIS and Fidelity entered into the Amended and Restated Revolving Credit Agreement, dated December 19, 2002, and a Revolving Subordinated Promissory Note dated December 19, 2002.

     During 2002, FNIS paid $1.5 million to Fidelity for executive and general management, accounting, legal, investment and administrative services provided to FNIS under an agreement effective August 1, 2001.

     We provide support services for TEAM and SIMON, real estate settlement software solutions used by Fidelity and its affiliates. In addition, we have been developing for Fidelity a new enterprise software solutions, NGS, which will eventually replace TEAM and SIMON. Revenue derived from Fidelity and its affiliates in connection with the development of NGS, supporting TEAM and SIMON and providing other services during 2002 was $117.8 million. We also sell certain data and other products to Fidelity. During 2002 these sales amounted to $9.8 million.

     We negotiated the rates we charge Fidelity under a Master Services Agreement effective January 1, 2003 (“MSA”). The MSA outlines the scope of services we provide to Fidelity and certain of the pricing and billing arrangements. It requires that we provide services to Fidelity at prices no higher than we charge to any direct competitor of Fidelity. Certain projects are billed to Fidelity on a cost plus fixed percentage profit basis. The remainder of the revenues from Fidelity are derived from the provision of a variety of products and services that are billed under one of the following methods: time and expenses, monthly maintenance, and fees based on per transaction, per user, and per location. Subject to the provisions of the agreement the current MSA expires December 31, 2003.

     Mr. Thompson is a Senior Managing Director with Bear Stearns & Co. Inc. During 2002, Bear Stearns & Co. Inc. provided investment advisory and brokerage services to FNIS, including acting as investment advisor during our acquisition of Eastern Financial Systems, Inc., for which Bear Stearns received fees in the amount of approximately $750,000. Bear Stearns also provided services to Fidelity, acting as co-manager of the Fidelity $250 million debt placement in March 2003, for which Bear Stearns received fees in the amount of approximately $400,000. In the opinion of management, the terms of these transactions were fair to FNIS and Fidelity and substantially the same as could have been obtained in transactions with unaffiliated parties.

     In 2003, the Company made advances to Dwayne Walker and Brian Hershkowitz in the amounts of $200,000 and $74,000, respectively. These advances were made against their respective bonuses due to them if they are employed by FNIS through December 31, 2003.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIDELITY NATIONAL INFORMATION SOLUTIONS, INC.

By: /s/ Neil A. Johnson

Neil A. Johnson Executive Vice President and Chief Financial Officer

Date: April 30, 2003

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

April 30, 2003

CERTIFICATIONS

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

By: /s/ Neil A. Johnson

Neil A. Johnson
Chief Financial Officer and Executive Vice
President

April 30, 2003