Form 10-Q
period 2003-03-31
FIDELITY NATIONAL INFORMATION SOLUTIONS INC
filed 2003-05-14
CIK 888793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2003

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

     As of April 30, 2003, 39,749,883 shares of the Registrant’s Common Stock ($.001 par value) were outstanding.

FIDELITY NATIONAL INFORMATION SOLUTIONS, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q
Quarter Ended March 31, 2003

PART I: FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

FIDELITY NATIONAL INFORMATION SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Cash and cash equivalents	$9,812	$10,259
Short-term investments	10,962	11,799
Trade accounts receivables, less allowance for doubtful accounts	51,069	49,367
Trade accounts receivable due from affiliates	27,955	23,854
Prepaids and other current assets	10,260	9,694
Deferred taxes, current portion	8,554	8,554

Total current assets	118,612	113,527
Property, equipment and software, net	75,685	69,645
Goodwill, net	275,795	274,829
Intangible and other non-current assets	41,419	41,819
Deferred taxes, long-term portion	9,203	9,088

Total assets	$520,714	$508,908

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$40,561	$43,086
Related party payables	1,915	4,864
Income taxes payable	7,959	2,347
Deferred revenue, current portion	30,894	30,528
Current portion of notes payable	800	2,113
Current portion of capital lease obligations	2,961	3,119

Total current liabilities	85,090	86,057
Notes payable, long-term portion	4,125	4,125
Capital lease obligations, long-term portion	3,189	4,104
Deferred revenue, long-term portion	8,914	7,910
Other liabilities	2,454	2,585

Total liabilities	103,772	104,781
Minority interest	1,177	1,569
Preferred stock of subsidiary, held by outside parties	7,062	7,062
Stockholders’ equity:
Common stock, par value $0.001; 200,000,000 shares authorized; issued 39,699,900 and outstanding 39,646,100 as of March 31, 2003 and issued 39,600,313 and outstanding 39,546,513 as of December 31, 2002	40	39
Treasury stock 53,800 shares as of March 31, 2003 and December 31, 2002	(339)	(339)
Additional paid-in capital	376,037	375,330
Retained earnings	34,354	22,443
Unearned compensation costs	(1,172)	(1,628)
Accumulated other comprehensive loss	(217)	(349)

Total stockholders’ equity	408,703	395,496

Total liabilities and stockholders’ equity	$520,714	$508,908

See Notes to Consolidated Financial Statements

FIDELITY NATIONAL INFORMATION SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,

	2003	2002

Revenue:
Data and valuations	$57,903	$45,002
Data and valuations — related party	4,211	1,604
Solutions	19,568	13,570
Solutions — related party	35,086	28,493
Services	7,847	6,149

Total revenue	124,615	94,818
Costs and expenses:
Cost of data and valuations revenue	22,393	17,931
Cost of solutions revenue	14,965	16,658
Cost of services revenue	3,851	2,660
Operating expenses	62,823	44,408

Total costs and expenses	104,032	81,657

Operating income	20,583	13,161
Interest expense, net	(352)	(328)
Other income, net	107	421

Earnings before income taxes and minority interests	20,338	13,254
Income taxes	7,932	5,192
Minority interests	495	1,223

Net earnings	$11,911	$6,839

Earnings per share
- basic	$0.30	$0.22

- diluted	$0.29	$0.21

Weighted average shares — basic	39,593	31,095

Weighted average shares — diluted	41,132	32,596

See Notes to Consolidated Financial Statements

FIDELITY NATIONAL INFORMATION SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

							Accumulated
	Common Stock			Additional		Unearned	Other	Total
			Treasury	Paid-in	Retained	Compensation	Comprehensive	Stockholders’
	Shares	Amount	Stock	Capital	Earnings	Costs	Loss	Equity

Balance at December 31, 2002	39,547	$39	$(339)	$375,330	$22,443	$(1,628)	$(349)	$395,496
Exercise of stock options	99	1	—	707	—	—	—	708
Amortization of unearned compensation costs	—	—	—	—	—	456	—	456
Translation adjustment	—	—	—	—	—	—	132	132
Net earnings	—	—	—	—	11,911	—	—	11,911

Balance at March 31, 2003	39,646	$40	$(339)	$376,037	$34,354	$(1,172)	$(217)	$408,703

See Notes to Consolidated Financial Statements

FIDELITY NATIONAL INFORMATION SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,

	2003	2002

Cash flows from operating activities:
Net earnings	$11,911	$6,839
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	8,374	4,421
Gain on disposal of property and equipment	—	(444)
Amortization of unearned compensation costs	456	—
Minority interests	495	1,223
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(2,485)	(2,092)
Prepaid and other assets	(1,899)	(502)
Accounts payable and other liabilities	(1,460)	(971)
Deferred revenue	1,370	1,031
Income taxes	5,813	4,397
Related party receivables/payables	(6,268)	(2,858)

Net cash provided by operating activities from continuing operations	16,307	11,044

Net cash used in operating activities from discontinued operations	—	(612)

Cash flows from investing activities:
Purchase of property, equipment and software	(12,867)	(2,012)
Proceeds from sale of operating division	—	15,500
Sale of short-term investments	837	—
Business acquisition payments, net	(1,975)	(1,189)

Net cash provided by (used in) investing activities	(14,005)	12,299

Cash flows from financing activities:
Repayment of debt, net	(1,313)	(19,694)
Repayment of capital lease obligations	(1,073)	(490)
Distribution to subsidiary’s minority shareholder	(1,203)	—
Proceeds from stock options, warrants and employee benefit plans	708	1,715
Net change in cumulative translation adjustment	132	(209)

Net cash used in financing activities from continuing operations	(2,749)	(18,678)

Net cash used in financing activities from discontinued operations	—	(94)

Net increase (decrease) in cash and cash equivalents	(447)	3,959

Cash and cash equivalents, beginning of period	10,259	12,909

Cash and cash equivalents, end of period	$9,812	$16,868

Supplemental cash flow information:
Income taxes paid	$760	$730

Interest paid	$315	$132

See Notes to Consolidated Financial Statements

FIDELITY NATIONAL INFORMATION SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Business

     Fidelity National Information Solutions, Inc. (“FNIS” or the “Company”) provides data and valuation, technology solutions and services needed by lenders and real estate professionals. FNIS is a national provider whose offerings span the entire home purchase and ownership life cycle, from contact through closing, refinancing and resale. The Company’s products and services enable its customers to use information to improve their business decision-making processes and to effectively manage existing and prospective customer relationships. These product and service offerings include a full spectrum of technology solutions, electronic partner networks, loan origination systems, real estate data and tax services, credit reporting services, flood compliance services, and automated valuation and appraisal services. The Company is also a data and service provider to the Multiple Listing Service (“MLS”) systems industry. Its data, web services, MLS systems, and production and management software serve more than 50% of the nation’s Realtors®. The Company’s common stock is traded on the NASDAQ National Market under the symbol “FNIS”.

     The Company is a majority-owned subsidiary of Fidelity National Financial, Inc. (NYSE: FNF — “Fidelity”). As of March 31, 2003, Fidelity owned approximately 66% of the Company’s outstanding common stock.

2. Basis of Presentation

     The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and the instructions for Form 10-Q and Article 10 of Regulation S-X issued by Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of the management, the unaudited interim Consolidated Financial Statements reflect all adjustments, consisting of normal recurring items, necessary to fairly present the results of operations, financial position and cash flows for the periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of the Company for the year ended December 31, 2002.

     As described in Note 5, the Company acquired Micro General Corporation (“MGEN”) on July 9, 2002, including a 51.6% majority ownership acquired from its parent company, Fidelity. The acquisition of Fidelity’s majority interest in MGEN was accounted for in a manner similar to a pooling-of-interests because the Company and MGEN were entities under common control of Fidelity. As required by GAAP, the accompanying Consolidated Financial Statements have been prepared to give retroactive effect to the merger and accordingly, all amounts contained herein have been prepared as if the transaction took place on the first day of the periods presented.

     Certain reclassifications have been made in the 2002 Consolidated Financial Statements to conform to the classifications used in 2003. These include those adjustments and reclassifications necessary to reflect the merger of MGEN in a manner similar to a pooling-of-interests.

3. Recent Accounting Pronouncements

     In November 2002, the Financial Accounting Standards Board (“FASB”) EITF issued EITF 00-21 “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying EITF 00-21, separate contracts with the same entity or related parties that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single arrangement in considering whether there are one or more units of accounting. That presumption may be overcome if there is sufficient evidence to the contrary. EITF 00-21 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The guidance in this issue is effective for revenue arrangements entered into in fiscal periods beginning after June

15, 2003. Alternatively, companies may elect to report the change in accounting as a cumulative-effect adjustment. Early application of this consensus is permitted. The Company has not yet adopted EITF 00-21 and is currently analyzing its impact on the Company’s financial position, results of operations and cash flows.

     In December 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS No. 123.” This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the Notes to these Consolidated Financial Statements. The Company has implemented SFAS No. 148 effective January 1, 2003 regarding disclosure requirements for condensed financial statements for interim periods. The Company’s management has not yet determined whether they will voluntarily change to the fair value based method of accounting for stock-based employee compensation.

4. Recent Developments

     On April 15, 2003, the Company acquired Ousley, Inc., DBA Appraisal Enhancement Services (“AES”), a provider of valuation quality control products and services, for approximately $13.6 million in cash, of which $0.8 million is payable upon attainment of certain requirements under the agreement. The goodwill in connection with the transaction is approximately $8.8 million.

     On May 9, 2003, the Company acquired DPN Inc., a provider of broker back office and accounting systems to the real estate industry, for approximately $5.3 million in cash, of which $1.0 million is payable upon attainment of certain requirements under the agreement. The goodwill in connection with the acquisition is approximately $1.0 million.

     In May 2003, the Company received notice from Fidelity of its intent to transfer to its newly acquired FIS Technology Center, hosting services for systems FNIS is currently providing to Fidelity from the Company’s Chicago Data Center. Under the terms of the Master Service Agreement between FNIS and Fidelity such notice is effective 90 days from its date and provides for transition assistance by FNIS to Fidelity, if requested, for a subsequent period of up to six months on a fee basis. The transfer of hosting services will begin in the second half of the current year. The Company expects that the transfer will be completed by the end of 2003 and estimates that its current hosting services revenue will be reduced by $0.8 million to $1.0 million monthly upon completion. See note 10 — Related Party Transactions.

5. Acquisitions and Dispositions

     Micro General Corporation Acquisition. On April 29, 2002, the Company announced a tender offer for all of the outstanding shares of MGEN, a majority-owned subsidiary of Fidelity whereby each share of MGEN common stock would be exchanged for shares of the Company’s common stock. The Company closed this tender offer on July 9, 2002 and received over 90% of the outstanding MGEN shares in response to this offer. Also on July 9, 2002, the Company acquired the remaining outstanding stock of MGEN through a short-form merger. As a result of the tender offer and subsequent short-form merger, MGEN became a wholly-owned subsidiary of the Company. The tender offer and merger were based on a fixed exchange ratio of .696 shares of the Company’s common stock for each share of MGEN common stock. As a result, the Company issued 12,895,721 new shares of its common stock to acquire MGEN.

     Prior to the merger, Fidelity held a controlling interest in both MGEN and the Company. The acquisition of the non-controlling equity interest of MGEN (48.4%) was accounted for under the purchase method of accounting. The total number of shares issued in acquiring the minority interests in MGEN was 6,243,223, valued at $149.3 million, based upon the Company’s average closing price of $23.91 per share on the NASDAQ National Market for the five day period beginning two days prior through two days subsequent to April 29, 2002, the last trading day before the public announcement of this offer. The total purchase price was $153.2 million, including warrants with a fair value of $3.3 million and transaction costs, and the Company recorded goodwill of $128.0 million.

     The acquisition of Fidelity’s interest in MGEN (51.6%) is not considered a business combination because the Company and MGEN were entities under common control of Fidelity. As required by GAAP, the Company, therefore, recorded this transaction in a manner similar to the pooling-of-interests method of accounting. Accordingly, all amounts contained herein have been prepared as if the transaction took place on the first day of the periods presented. Below is a reconciliation of income statement data previously reported by the Company to the combined amounts currently presented in the accompanying Consolidated Financial Statements for the three months ended March 31, 2002 (dollars in thousands):

	Three Months Ended March 31, 2002

	As previously
	reported	MGEN	Adjustments	Combined

Total revenue	$63,217	$34,301	$(2,700)	$94,818
Operating income	7,575	5,586	—	13,161
Net earnings	4,682	3,380	(1,223)	6,839

     SoftPro Corporation (“SoftPro”) and RealEC Technologies (“RealEC”) were acquired by MGEN in 2001. Their results were included in our results of operations since the acquisition dates by MGEN as a result of the pooling-of-interests accounting treatment of the MGEN acquisition.

     ISDI.NET, LLC. On January 2, 2002, the Company acquired ISDI.NET, LLC (“ISDI”), a technology, systems integration and consulting firm, in exchange for 275,000 shares of the Company’s common stock and $2.1 million in cash. Under the agreement, the owner of ISDI had the right to receive additional consideration from the Company based on ISDI’s earnings. In 2002, the Company issued approximately 60,000 shares of common stock in exchange for such right. As a result of this acquisition, the Company recorded goodwill of $2.6 million. The Company has consolidated ISDI’s results of operations since the acquisition date.

     Environmental Risk Management Solutions. On March 25, 2002, the Company sold its Environmental Risk Management Solutions business for $15.5 million in cash and recorded a gain of $0.4 million. Proceeds from the sale were used to repay the $12.6 million balance then outstanding under the Company’s revolving credit agreement with Fidelity. The remaining proceeds of $2.9 million were added to general working capital.

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

     Eastern Financial Systems, Inc. On October 29, 2002 the Company acquired all of the common stock of Eastern Financial Systems, Inc. (“Eastern”), an industry leading mortgage loan origination software provider in exchange for cash and stock. The total purchase price consisted of approximately $36.7 million in cash (including transaction costs) and 880,726 shares of the Company’s common stock with a value of approximately $16.8 million, based upon the average closing price of $19.08 per share over a five-day period using two days before and two days after the measurement date. The Company recorded goodwill of $40.2 million in connection with this acquisition. Eastern’s results of operations have been included in the Company’s consolidated financial statements since the acquisition date.

     HomeServices of America. In December 2002, the Company completed a strategic, multi-year outsourcing and software application services agreement with HomeServices of America, a residential real estate company. The Company acquired the TRIO® software and certain other assets from HomeServices of America for a purchase price of $2.0 million in cash, of which $1.0 million was paid in January 2003 and the remainder is payable upon attainment of certain requirements under the agreement. The Company recorded goodwill of approximately $0.1 million in connection with this acquisition.

6. Earnings Per Share

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

     The following table presents the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended March 31 ,

	2003	2002

Net earnings, basic basis	$11,911	$6,839
Interest expense, net of income tax effect, applicable to convertible notes	—	79

Net earnings, diluted basis	$11,911	$6,918

Weighted average shares, basic basis	39,593	31,095
Plus: Common stock equivalent shares assumed from conversion of options, warrants and notes payable	1,539	1,501

Weighted average shares, diluted basis	41,132	32,596

Earnings per share, basic	$0.30	$0.22

Earnings per share, diluted	$0.29	$0.21

     Certain options and warrants to purchase the Company’s common stock were not included in the computation of diluted earnings per share because they are anti-dilutive. The number of shares excluded was 1,298,860 and 247,273 for the three months ended March 31, 2003 and 2002, respectively.

7. Stock Options

     The Company accounts for stock-based employee compensation arrangements in accordance with Accounting Principles Board Opinion No. 25 (“APB Opinion 25”), “Accounting for Stock Issued to Employees,” and related Interpretations, and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS No. 123.” Under APB Opinion 25, compensation expense is recognized over the vesting period based on the difference, if any, on the date of grant between the deemed fair value for accounting purposes of the Company’s stock and the exercise price. With the exception of FNIS options exchanged in connection with the MGEN acquisition as described in the table below, all options granted under the Company’s plans had an exercise price equal to the market value of the underlying common stock at the date of grant; therefore, no stock-based compensation cost is reflected in net income for stock options issued to employees. The Company accounts for stock-issued to non-employees in accordance with the provision of SFAS No. 123 and EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services.”

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

     Pro forma information regarding net earnings and earnings per share is required by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS No. 123” for interim financial statements and has been determined as if the Company had accounted for its employee stock options under the fair value method of such statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model.

     For purpose of pro forma disclosures, the estimated fair value of the options is amortized into expense over the options’ vesting period. The Company’s pro forma information follows (dollars in thousands, except per share amount):

	Three Months Ended March 31,

	2003		2002

Net earnings, as reported	$11,911		$6,839
Add: Stock-based compensation expense included in reported net earnings, net of related tax effects	278	(1)	—
Deduct: Total stock-based employee compensation expense determined under fair value methods for all awards, net of related tax effects	(1,759)		(951)

Pro forma net earnings	$10,430		$5,888

Earnings per share:
Basic-as reported	$0.30		$0.22
Basic-pro forma	$0.26		$0.19

Diluted-as reported	$0.29		$0.21
Diluted-pro forma	$0.25		$0.18

(1)	In connection with the MGEN acquisition, the Company issued FNIS options in exchange for the outstanding MGEN options and warrants. The exchange of vested stock options resulted in the Company recording non-cash stock compensation charges in the second half of 2002. In addition, the Company also recorded non-cash compensation costs for the unvested options, which are being expensed over the vesting period. The amount shown represents amortization of the unearned compensation costs for the three months ended March 31, 2003.

8. Segment Information

     Prior to 2003, the Company was organized into three segments for management reporting purposes: Data, Solutions and Services. Effective January 1, 2003, the Company realigned its business segments for management and reporting purposes in order to support the implementation of its business strategies and to further disaggregate its businesses by primary products/service category, which has expanded significantly as a result of the Company’s acquisitions and product development strategies. Consequently, the Company’s reportable segments were changed to reflect revisions in the manner in which management organizes and evaluates its internal financial information. The three new segments are: Data and Valuations, Solutions and Services. Segment information for the three months ended March 31, 2002 has been revised to conform to the Company’s 2003 presentation.

     The Data and Valuations segment provides information regarding both real estate and consumers that can be aggregated, rendered, repurposed or repackaged in order to meet customers’ specific needs, consisting primarily of property valuation and appraisal services, collateral risk assessment, real estate data and tax services, flood certification and credit reporting. The Solutions segment develops and supplies business processes and technology for the real estate service and lending industry and this segment’s primary offerings include software development and technology system support services for Fidelity, MLS outsourcing products and a suite of technology products for real estate professionals and lenders. The Services segment’s product and service offerings combine manual intervention, outsourcing or process improvement with one or more of the Company’s Data and Valuations and/or Solutions components.

     For internal reporting purpose, the Company does not allocate certain corporate expenses among segments, including finance, legal, human resources and other corporate administrative expenses. Sales between segments or transfers that occurred in the ordinary course of businesses have been eliminated from the segment information provided. Assets are not allocated to segments for internal reporting purposes.

     Summarized information by segment as excerpted from internal management reports is as follows (in thousands):

	Three Months Ended March 31, 2003

	Data and			Corporate
	Valuations	Solutions	Services	and Other	Total

Revenue	$62,114	$54,654	$7,847	$—	$124,615
Depreciation and amortization	1,496	6,596	131	151	8,374
Interest expense, net	23	107	—	222	352
Earnings before income taxes and minority interests	18,930	5,257	875	(4,724)	20,338
Income taxes (benefit)	7,383	2,050	341	(1,842)	7,932
Minority interests	495	—	—	—	495
Net earnings (loss)	11,052	3,207	534	(2,882)	11,911

	Three Months Ended March 31, 2002

	Data and			Corporate
	Valuations	Solutions	Services	and Other	Total

Revenue	$46,606	$42,063	$6,149	$—	$94,818
Depreciation and amortization	1,035	3,246	66	74	4,421
Interest expense, net	—	135	—	193	328
Earnings before income taxes and minority interests	8,920	5,362	1,126	(2,154)	13,254
Income taxes (benefit)	3,502	2,091	439	(840)	5,192
Minority interests	—	1,223	—	—	1,223
Net earnings (loss)	5,418	2,048	687	(1,314)	6,839

9. Credit Facilities

     Secured Bank Credit Facility. On December 20, 2002, the Company and a group of banks entered into a credit facility agreement. This credit facility, comprised of a revolving credit facility and a standby letter of credit facility, provides for an aggregate maximum line of credit of $75.0 million that expires in December 2005, and is secured by the assets of the Company. The maximum credit line can be increased up to $100.0 million under certain circumstances through June 2003. As of March 31, 2003, there were no amounts outstanding under the facility.

     Under this secured credit facility, the Company may elect loan arrangements as either a Base Rate Loan or a LIBOR Rate Loan. The Base Rate Loan bears an interest rate of the greater of (a) the Prime Rate and (b) the Federal Funds Rate plus 0.5%, plus a margin of 0.25% to 0.75% depending upon the Company’s leverage ratio. Interest on the Base Rate Loan is payable in arrears on the last business day of each calendar quarter commencing March 31, 2003. The LIBOR Rate Loan’s interest rate is LIBOR plus a margin of 1.50% to 2.00% depending upon the Company’s leverage ratio, and the Company may elect an interest period of one, two, three or six months. Interest on the LIBOR Rate Loan is payable on the last day of the interest period elected, and if the interest period is over three months, at the end of each three months interval during such interest period. The Company is also required to pay a non-refundable commitment fee at a rate ranging from 0.375% to 0.625% per annum based on the usage of the credit facility.

     The credit agreement imposes certain covenants on the Company related to liquidity, net worth, investments and acquisitions and restricted payments including dividends. The Company was in compliance with all of its debt covenants as of March 31, 2003.

     Revolving Credit Facility with Parent. On September 24, 2001, the Company entered into a revolving credit agreement with Fidelity. The credit agreement provides for a maximum credit line of $25.0 million that expires and is due in September 2006. The credit facility bears interest at a rate of Prime plus 2.0%. In March 2002, the Company repaid the amounts borrowed under this facility using the proceeds from the sale of its Environmental Risk Management Solutions business. As of March 31, 2003, there were no amounts outstanding under this facility. In addition, as a condition of the $75.0 million secured bank credit agreement entered in December 2002 as described above, this parent facility was subordinated and became unsecured.

10. Related Party Transactions

Technology Services

     The Company and Fidelity entered into a new Master Services Agreement (“MSA”) on March 27, 2003. The MSA outlines the scope of services to be provided to Fidelity and certain of the pricing and billing arrangements and is effective January 1, 2003. It requires that the Company provide services to Fidelity at prices no higher than it charges to any direct competitor of Fidelity. Certain projects are billed to Fidelity on a cost plus fixed percentage profit basis. The remainder of the revenues from Fidelity is for a variety of products and services that are billed under one of the following methods: time and expenses, monthly maintenance, and fees based on per transaction, per user and per location. Subject to the provisions of the agreement, the current MSA expires December 31, 2003. See note 4 — Recent Developments.

Corporate Services

     Fidelity and the Company entered into a service agreement on August 1, 2001, which is automatically renewable each year. Under the agreement, the Company pays an annual base fee, plus an hourly rate over the base, to Fidelity for executive and general management, accounting, legal, investment and administrative services. The amount of fees for providing such services is based on estimated time incurred to perform each of the functions and the estimated personnel costs for the function performed. Such fees paid to Fidelity, included in operating expenses, were $0.5 million and $0.3 million for the three months ended March 31, 2003 and 2002, respectively.

     The amounts payable to a related party of $1.9 million and $4.9 million at March 31, 2003 and December 31, 2002, respectively, represent amounts paid by Fidelity on behalf of the Company.

Transactions Related to Products and Services

     The Company provides support services for SIMON and TEAM, real estate settlement software solutions used by Fidelity and its affiliates. In addition, the Company has been developing for Fidelity a new enterprise software solution, NGS, which will eventually replace SIMON and TEAM. Revenue derived from Fidelity and its affiliates in connection with the development of NGS, supporting SIMON and TEAM and providing other services was $35.1 million and $28.5 million for the three months ended March 31, 2003 and 2002, respectively, and is included in the Solutions segment.

     In addition, Data and Valuations revenue for the three months ended March 31, 2003 and 2002 of $4.2 million and $1.6 million, respectively, related to sales of data and valuations products to Fidelity.

     The amounts due from Fidelity as of March 31, 2003 and December 31, 2002 related to the above transactions were $28.0 million and $23.9 million, respectively.

Revolving Credit Facility with Parent

     As described in Note 9, the Company entered into a $25.0 million revolving credit agreement with Fidelity in September 2001. The interest expense incurred for the amounts borrowed under this facility was $0.2 million for the three months ended March 31, 2002. There was no usage of the facility or interest expense during the three months ended March 31, 2003.

Transactions with Employees

     IDM, a wholly-owned subsidiary of the Company, entered into several transactions with IDM-Manila, a Philippines company partially owned by the former owner of IDM, who is an employee of the Company. IDM-Manila converts data into requested formats as instructed by IDM. Additionally, IDM contracts with IDM-Manila to maintain the Lexis-Nexis database. During the three months ended March 31, 2003 and 2002, IDM paid to IDM-Manila approximately $1.2 million and $0.5 million, respectively, for data conversion and database services. The fee is based on the number of records converted.

     On May 28, 2002, the Company purchased a 55% interest in Hansen Quality Loan Services, LLC. The remaining 45% interest is held by Hansen Quality Loan Services, the principal of which is an employee of the Company. In connection with this acquisition, the Company issued a convertible note of $4.1 million payable to Hansen Quality Loan Services. The conversion feature was subsequently eliminated by mutual agreement between the parties to the note. The note bears interest at the rate of 4.5% per annum and matures in May 2005.

     In the first quarter of 2003, the Company made advances to two executive officers in the amounts of $200,000 and $74,000, respectively. These advances were made against their respective bonuses due to them if they are employed by the Company through December 31, 2003.

11. Legal Proceedings

     In the ordinary course of business, the Company is involved in various pending and threatened litigation matters related to its operations. Management believes that no actions, other than those listed below, depart from customary litigation incidental to the business of the Company and that the resolution of such incidental litigation will not have a material adverse effect on the Company’s liquidity, financial condition and results of operations.

     A class action lawsuit was filed against the Company in Los Angeles County Superior Court on January 3, 2000 alleging violations of state law and the U.S. Telephone Consumer Protection Act (the “TCPA”) for unsolicited advertising by facsimile. ACS Systems, Inc (which merged with and into MGEN, effective January 1, 2001) contracted with Datamart to advertise its services by fax. The plaintiff alleges the facsimiles did not contain the proper notice to the recipients to notify the sender to discontinue the advertising as required by the TCPA. Plaintiff alleges that the damages to the class are $7.0 million if the violations of the statute were unintentional and $21.0 million if the violations of the statute were intentional. In March 2002, the court granted judgment on the Company’s summary judgment motion. The plaintiffs have appealed and the Company has cross-appealed. The issues that will be determinative of the outcome of this litigation are issues of “first impression.” It is not possible to predict with any certainty how the court will rule on appeal.

     The three actions related to flood certifications discussed below have been filed against the Company by insurers alleging that they incurred losses based upon inaccurate flood certifications. These actions were filed against various subsidiaries and the allegations related to National Research Center (“NRC”), a subsidiary of the Company.

     On May 29, 2002, Travelers Indemnity filed a complaint against NRC Insurance Services, Inc. in the U.S. District Court, Eastern District of Missouri alleging that NRC provided an erroneous flood certification when Travelers underwrote a commercial location. Travelers Indemnity seeks approximately $4.0 million plus expenses in damages. An amended complaint was filed on January 15, 2003 adding the Company and Vista Environmental Information, Inc., as additional defendants. NRC and the other subsidiary defendants filed their answer to the complaint on January 31, 2003.

     On May 10, 2001, Pennsylvania Manufacturers Association Indemnity Company, d/b/a PMA Group (“PMA”) filed a complaint in the U.S. District Court of New Jersey alleging that NRC incorrectly issued a standard flood determination. PMA seeks damages in the amount of $1.4 million, representing the amount paid to its insured, Brandywine Senior Care, Inc. (“Brandywine”) which seeks an additional amount in excess of $2.3 million from PMA for alleged business income loss. The obligation to pay business income loss is disputed by PMA and is the subject of a Pennsylvania state court suit. If PMA issues payment for business income loss, it will be added to its claim for damages against NRC. The suit against NRC was stayed pending resolution of the state court litigation between PMA and Brandywine. The court recently lifted the stay and gave the parties until April 11, 2003, to file motions for summary judgment. Such motion was filed by NRC seeking to limit the damages potentially recoverable to $1.0 million based on a provision in the contract between PMA and NRC limiting the amount PMA may recover to the amount that it could recover if flood insurance had been obtained. Pursuant to the National Flood Insurance Program, the coverage limits for this type of property would not exceed $500,000 for the structure and a like amount for the contents.

     On November 6, 2002, St. Paul Fire & Marine filed a complaint against the Company in the U.S. District Court, Eastern District of Missouri alleging that NRC incorrectly issued a standard flood determination when St. Paul underwrote a commercial location. The plaintiff seeks approximately $12.0 million in damages. The complaint was recently served and we have responded to the suit.

     While the Company intends to continue to vigorously defend these cases, there is no assurance that the eventual outcome will not have a material adverse effect on the Company’s business, financial position and operating results.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This information should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2002.

     The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, hopes, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could vary materially from those forward-looking statements contained herein due to many factors, including, but not limited to: general political, economic and business conditions, including the possibility of intensified international hostilities, acts of terrorism, interest rate fluctuations and general volatility in the capital markets; changes in the performance of the real estate markets and industries serving those markets; success of integrating acquired businesses; the impact of competitive products and pricing; success of operating initiatives; availability of qualified personnel; changes in, or the failure to comply with government regulations and other risks detailed in our filings with the Securities and Exchange Commission.

Results of Operations

Factors Affecting Comparability

     As explained earlier in this document, we completed several acquisitions during 2002. As a result of these acquisitions, period-to-period comparisons may not be meaningful. In addition, the Consolidated Statements of Earnings have been adjusted to reflect the merger with MGEN which has been accounted for in a manner similar to a pooling-of-interests. See Note 5 to the Consolidated Financial Statements.

     The following table illustrates the period of time each entity acquired or sold during 2002 is reflected in our operations as a result of the mergers and acquisitions, and the business segment in which each such entity operates:

	Three Months Ended
	March 31,		Segment

			Data and
	2003	2002	Valuations	Solutions	Services

	Number of months
Micro General Corporation	3	3		x
SoftPro Corporation	3	3		x
RealEC Technologies	3	3		x
Environmental Risk Management Solutions (1)	0	3	x
ISDI.NET	3	3		x
Hansen Quality Loan Services, LLC. (“Hansen”)	3	0	x
Comstock Net Services, Inc. (“Comstock”)	3	0		x
Eastern Financial Systems, Inc. (“Eastern”)	3	0		x
Trio® software and certain other assets of HomeServices of America (“HomeServices”)	3	0		x

(1)	Sold in March 2002.

Overview

     The following table presents certain financial data for the periods indicated (dollars in thousands, except per share data):

	Three Months Ended March 31,

	2003	2002

Total revenue	$124,615	$94,818

Total costs and expenses	$104,032	$81,657

Net earnings	$11,911	$6,839

Diluted earnings per share	$0.29	$0.21

Revenue

     The following table presents the components of our revenue (dollars in thousands):

	Three Months Ended March 31,

	2003	2002

Data and valuations	$57,903	$45,002
Data and valuations — related party	4,211	1,604

Total data and valuations	62,114	46,606

Solutions	19,568	13,570
Solutions — related party	35,086	28,493

Total solutions	54,654	42,063

Services	7,847	6,149

Total revenue	$124,615	$94,818

     Total revenue increased $29.8 million, or 31.4%, to $124.6 million for the first quarter of 2003 as compared with the first quarter of 2002. The increase in total revenue has resulted primarily from mergers and acquisitions, organic growth driven by low mortgage interest rates and a high number of real estate and refinancing transactions, and increases in services provided to Fidelity.

     Our customers are primarily lenders, real estate professionals and title companies. Accordingly, the level of real estate activity impacts our revenue. Real estate sales are directly affected by changes in mortgage interest rates as well as other macroeconomic factors including demand for housing, employment levels, family income levels and general economic conditions. Beginning in December 2000 and continuing through the first quarter of 2003, interest rates have been reduced by 525 basis points, bringing interest rates down to their lowest level in recent history, which has significantly increased the volume of refinance activity.

     Interest rate changes have a particularly significant impact on our Data and Valuations segments. Our flood, credit, tax and property valuation business lines have historically been closely aligned with the home equity credit market. Revenue increases during periods of relatively low interest rates due to higher refinance volumes and declines during periods of relatively high interest rates. However, our tax and property valuation businesses also serve the default markets that typically increase in demand during periods of rising interest rates, partially offsetting the decline in refinancing activity.

     The Data and Valuation segment’s revenue in the first quarter of 2003 increased $15.5 million, or 33.3%, to $62.1 million from $46.6 million in the first quarter of 2002. The increase in revenue is due primarily to increases in real estate and refinance activity as a result of decreasing interest rates, and the acquisition of Hansen in May 2002, which accounted for approximately $5.3 million of the increase. The increase is partially offset by the sale of the Environmental Risk Management Solutions unit in March of 2002. This business accounted for $2.7 million of revenue in the first quarter of 2002.

     In the Solutions segment, our revenues from MLS, as well as software development, technical and other services provided to Fidelity, are primarily connected with term contracts, licenses and subscriptions and are therefore not directly affected by interest rate changes and mortgage financing activities. Year over year increases in this segment were primarily a result of merger and acquisition activities, as well as increases in the amount of services provided to Fidelity. Growth in Fidelity’s business has resulted in more demand for our services by Fidelity. We began developing NGS for Fidelity in the last half of 2000. Revenue from NGS development in the first quarter of 2003 is comparable to the revenue in the same quarter of 2002. We expect revenue from NGS development to gradually decline as the project approaches completion of the rollout, which is expected to be sometime in early 2005. However, we also expect the development revenues to be partially replaced by revenues from the maintenance and service of NGS, which are expected to increase as the roll out occurs, and the development of other products. See note 10 — Related Party Transactions to the Consolidated Financial Statements.

     The Solutions segment’s revenue for the first quarter of 2003 increased $12.6 million, or 29.9%, to $54.7 million from $42.1 million in the first quarter of 2002. The increase in revenue is due primarily to the inclusion of approximately $7.1 million in revenues from Comstock, Eastern and HomeServices, which were acquired in July, October and December of 2002, respectively; an increase of $6.6 million in revenues from services provided to Fidelity, due to increased demand for services and higher billing rates charged to Fidelity under the new Master Service Agreement entered into in 2003; and increases in real estate and refinance activity as a result of decreasing interest rates. These increases were partially offset by the decrease of $3.3 million in the MLS related businesses as a result of losing certain customer accounts and pricing pressure taking place in the MLS system market.

     Similar to our Data and Valuation segment, interest rate changes also have a particularly significant impact on our Services segment. The Service segment’s revenue in the first quarter of 2003 increased $1.7 million, or 27.6%, to $7.8 million, compared with $6.1 million in the first quarter of 2002. This is due primarily to increases in real estate and refinance activity as a result of decreasing interest rates.

Costs and Expenses

     The following table presents information regarding the components of total costs and expenses (dollars in thousands):

	Three Months Ended March 31,

		% of		% of
		Related		Related
	2003	Revenue (1)	2002	Revenue (1)

Cost of data and valuations revenue	$22,393	36.1%	$17,931	38.5%
Cost of solutions revenue	14,965	27.4%	16,658	39.6%
Cost of services revenue	3,851	49.1%	2,660	43.3%

Total costs of revenues	41,209	33.1%	37,249	39.3%
Operating expenses	62,823	50.4%	44,408	46.8%

Total costs and expenses	$104,032	83.5%	$81,657	86.1%

(1)	Represents cost of data and valuations, solutions, and services revenue as a percentage of their respective revenue, i.e. cost of data and valuations revenue divided by data and valuations revenue. Total costs of revenues, operating expenses, and total costs and expenses are calculated as a percentage of total revenue.

     Cost of revenue consists primarily of direct costs associated with the sales of products and services. Major direct costs include consulting fees, subcontracted appraisal fees, purchased real estate data, direct printing costs, royalty and license fees, reseller commissions, variable sales compensation and certain salaries and benefits.

     In the first quarter of 2003 the cost of revenue for the Data and Valuations segment increased $4.5 million, or 24.9%, to $22.4 million compared with $17.9 million for the corresponding 2002 period, while this segment’s revenue increased by 33.3%. The cost of revenue for the segment in the first quarter of 2003 decreased to 36.1% of revenue from 38.5% of revenue in the first quarter of 2002. The decrease is due primarily to a favorable change in our sales mix (an increase in the proportion of revenue from our higher gross-margin products and services) and the inclusion of Hansen in the current quarter, which has a relatively low cost of revenue.

     The cost of revenue for the Solutions segment decreased $1.7 million, or 10.2%, to $15.0 million in the first quarter of 2003 from $16.7 million in the first quarter of 2002, while the Solutions revenue increased by 29.9% over the same period. The decrease in cost of revenue for the segment in total is primarily attributable to a reduction in MLS system costs resulting from the $3.3 million revenue decrease in MLS business units as discussed earlier and a reduction in labor costs from replacing certain higher cost independent contractors with employees. These cost reductions were partially offset by the increases in cost of solutions in other business units corresponding to their revenue increases.

     Additionally, the cost of revenue for the Solutions segment decreased to 27.4% of Solutions revenue in the first quarter of 2003 from 39.6% of Solutions revenue in the first quarter of 2002. The improvement in the cost as a percentage of segment revenue is due primarily to the more favorable terms under the new Master Service Agreement with Fidelity effective January 1, 2003, and the inclusion of Eastern in the current quarter, which has a relatively low cost of revenue.

     In the first quarter of 2003, the cost of revenue for the Services segment increased $1.2 million, or 44.8%, to $3.9 million from $2.7 million for the first quarter of 2002, while the revenue for the segment increased by 27.6% over the same period. The cost as a percentage of the segment revenue increased to 49.1% from 43.3% for the corresponding 2002 period. The increase is due primarily to an increase in the proportion of revenue from our litigation services operation, which has a relatively high cost of revenue. In addition, the pricing pressure in our printing services business and higher referral fees paid for obtaining new customer accounts in our tax services operation also increased this segment’s overall cost of revenue.

     The following table presents the components of operating expenses (dollars in thousands):

	Three Months Ended March 31,

		% of Total		% of Total
	2003	Revenue	2002	Revenue

Personnel costs (1)	$32,816	26.3%	$22,469	23.7%
Depreciation and amortization	8,374	6.7%	4,421	4.7%
Other operating expenses	21,633	17.4%	17,518	18.4%

Total operating expenses	$62,823	50.4%	$44,408	46.8%

(1)	Personnel costs shown in the table exclude certain direct salaries, bonuses, commissions and benefits included in cost of the segments’ revenue in the amounts of $11.7 million and $10.5 million for the first quarter of 2003 and 2002, respectively.

     Personnel costs include base salaries, bonuses and benefits paid to employees, and are one of our most significant operating expenses. Although the majority of these costs are fixed, certain of the costs fluctuate with the mix and level of revenue. We have taken significant measures to maintain appropriate personnel levels and costs relative to the volume and mix of business while maintaining customer service standards and quality controls. We continue to monitor prevailing market conditions and will adjust personnel costs in accordance with our operating activity.

     The increase of $10.3 million in the total dollar amount of personnel costs shown above is a result of the growth of our business through acquisition, our investment in product and capacity enhancements and organic growth. The inclusion of Hansen, Comstock, Eastern and HomeServices’ results of operations in the current quarter contributes approximately $4.9 million to the total increase in personnel costs. We also launched a number of technology initiatives for product and capacity enhancements during the quarter. The labor costs associated with these initiatives accounted for approximately $2.2 million and were included in the personnel costs in the first quarter of 2003. The remainder of the increase is due primarily to personnel additions in our various business units and corporate operation to support our growing operating activities, offset by reductions in personnel at certain business units from synergies realized in the mergers and acquisitions.

     The increase of 2.6% in personnel costs as a percentage of revenue in the first quarter of 2003 as compared with the corresponding quarter of 2002 is due primarily to the costs incurred in connection with our products and capacity enhancement projects and an increase in corporate personnel costs, partially offset by reductions in personnel at certain business units from synergies realized in the mergers and acquisitions.

     Depreciation and amortization expenses increased by $4.0 million in the first quarter of 2003 as compared with the same quarter of 2002, mainly due to additional amortization and depreciation expenses associated with tangible and intangible assets acquired from the acquisition of Hansen, Comstock, Eastern and the 48.4% minority interests in MGEN.

     Other operating expenses consist primarily of facilities expenses, postage and courier services, computer services, professional services, advertising expenses, general insurance, trade receivable allowances and service fees paid to Fidelity. We are committed to cost control measures. We have implemented aggressive cost control programs in order to maintain operating expenses at levels consistent with the levels of revenue. However, certain fixed costs are incurred regardless of revenue levels, resulting in period-over-period fluctuations. Our cost control programs are designed to evaluate expenses, both current and budget amounts, relative to existing and projected market conditions.

     The increase of $4.1 million in the total dollar amount of other operating expenses shown above is a result of the growth of our business through acquisition and organic growth. Other operating expenses as a percentage of total revenue were 17.4% in the first quarter of 2003 and 18.4% in the first quarter of 2002, respectively. The decrease in other operating expenses as a percentage of total revenues in 2003 compared with 2002 is primarily attributable to our reductions in operating costs at the business unit level from synergies realized in the mergers and acquisitions, partially offset by additional rent expense related to two newly leased data centers and an increase in corporate operating costs associated with the growth of the Company.

Interest expense, net

     Interest expense, net was $0.4 million and $0.3 million for the first quarter of 2003 and 2002, respectively, and primarily relates to lines of credit, capital leases and notes payable, partially offset by interest income from invested cash.

Income taxes

     Income taxes as a percentage of earnings before income taxes and minority interests for the first quarter of 2003 and 2002 was 39.0% and 39.2%, respectively. The fluctuation in income taxes as a percentage of earnings is attributable to our estimate of ultimate income tax liability.

Other income, net

     Other income, net decreased $0.3 million to $0.1 million in the first quarter of 2003 compared with $0.4 million in the corresponding prior period. In the first quarter of 2002, we recognized a gain of $0.4 million on the sale of our Environmental Risk Management Solutions business.

Minority interests

     In the first quarter of 2003, minority interests represent a minority shareholder’s 45% interest in Hansen’s after tax earnings. In the first quarter of 2002, minority interests represent the minority shareholders’ interest in MGEN’s after tax earnings. Minority interests expense decreased $0.7 million to $0.5 million in the first quarter of 2003 from $1.2 million in the first quarter of 2002. The decrease is attributable to our acquisition of the minority interests in MGEN on July 9, 2002. MGEN became a wholly-owned subsidiary after the acquisition.

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

     Net cash provided by operating activities in the first quarter of 2003 was $16.3 million. The most significant uses of cash during the quarter were for capital expenditures, business acquisitions and repayment of debt and capital lease obligations, which were $12.9 million, $2.0 million and $2.4 million, respectively.

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

     On December 20, 2002, we entered into a syndicated secured credit facility agreement with a group of banks. This senior credit facility, comprised of a revolving credit facility and a standby letter of credit facility, provides for an aggregate maximum line of credit of $75.0 million that expires in December 2005, and is secured by all our assets. The maximum credit line can be increased up to $100.0 million under certain circumstances through June 2003. As of March 31, 2003, there were no amounts outstanding under the facility. In April 2003, we borrowed approximately $17.0 million under this facility to fund acquisitions and we have the remaining $58.0 million in borrowings available to us.

     Under the senior bank credit facility, we may elect loan arrangements as either a Base Rate Loan or a LIBOR Rate Loan. The Base Rate Loan bears an interest rate of the greater of (a) the Prime Rate and (b) the Federal Funds Rate plus 0.5%, plus a margin of 0.25% to 0.75% depending upon our leverage ratio. The LIBOR Rate Loan’s interest rate is LIBOR plus a margin of 1.50% to 2.00% depending upon our leverage ratio. We are also required to pay a non-refundable commitment fee at a rate of 0.375% to 0.625% per annum based on the usage of the credit facility.

     The senior credit agreement imposes certain covenants on us related to liquidity, net worth, investments and acquisitions and restricted payments including dividends. We were in compliance with all of the debt covenants as of March 31, 2003.

     The unsecured revolving credit agreement with Fidelity provides for a maximum credit line of $25.0 million that expires and is due in September 2006 and bears interest at a variable rate of prime plus 2.0%. As of March 31, 2003, there was no amount outstanding under the Fidelity credit agreement and we had the full $25.0 million in borrowings available to us. This facility is subordinated to the senior bank credit facility.

     Contractual Obligations. Our financing obligations generally include our credit agreements described above, operating and capital lease payments on certain of our premises and equipment, and a $4.1 million note payable to Hansen Quality Loan Services.

     In October 2001 we entered into a strategic alliance agreement with Lexis-Nexis to acquire a 50% ownership interest in their national real estate database. The terms of the agreement require us to make annual payments through October 2005 to complete the transaction. The estimated payments to be made in 2003, 2004 and 2005 are $0.9 million, $1.2 million and $1.5 million, respectively. These payments may be accelerated at our option. During 2002 we entered into an agreement with a vendor to purchase $7.0 million of computer equipment by December 31, 2003 and the entire obligation remained outstanding as of March 31, 2003. We also entered into purchase commitments for telecommunication services totaling $29.6 million, extending through 2006, in connection with services to be provided to Fidelity.

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

     Software Development Costs and Purchased Software. Costs incurred in creating computer software to be licensed or sold are charged to expense when incurred until technological feasibility has been established. Technological feasibility is established upon completion of a detail program design or, in its absence, completion of a working model. Costs incurred in developing software intended for internal use are capitalized after the initial planning phase is completed. Thereafter, certain software production costs are capitalized and subsequently reported at the lower of amortized cost or net realizable value. Capitalized costs are amortized based on current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product. The estimated economic life is generally three to ten years.

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

     Goodwill and Other Intangible Assets. Goodwill represents the excess of purchase price over the fair value of assets acquired and the liabilities assumed relating to acquisitions. In January 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” We performed a transitional impairment review of goodwill as of January 1, 2002 and an annual impairment review thereafter. We have evaluated the impact of its adoption and determined that no impairment charge was required upon adoption of this standard. Our impairment test was performed through comparison of the fair value of the reporting units with the carrying value of their assets.

     Other intangible assets primarily include contract values, service contracts with Fidelity, trademarks, customer relationships, and certain other assets and are amortized over the expected periods of benefit of the assets. MLS contracts are amortized over a ten to 25 year life on a basis consistent with the expected renewal rate of the underlying contracts. The other intangible assets are amortized over a two to 20 year life either on a straight-line basis or at a rate that approximates its future expected cash flow. One trademark and a joint venture agreement, totaling $5.0 million, have an indefinite life and accordingly, are not being amortized. Impairment of intangible assets is monitored on a continuing basis, and is assessed based on the undiscounted cash flows generated by the underlying assets.

     There have been no events indicating impairment of goodwill and other intangible assets as of March 31, 2003.

     Revenue Recognition. We recognize revenue from the sale of services or data when evidence of the arrangement exists, delivery has occurred, the sales price has been determined and collectibility is deemed probable, generally in the month in which the report is shipped or in which information is transmitted to the customer, in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition” (“SAB 101”). Our flood and tax units provide various services including life-of-loan monitoring services. Revenue is recognized based on the estimated fair values of services being provided upfront and over the life of the loan. The amount recognized upfront is approximately 75% for flood and 50% for tax of the total revenue received. The amounts deferred are recognized ratably over the estimated average life of the loan portfolio, which is determined quarterly based on historical experience.

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

     System solutions sold to our customers may involve a selection of the following elements: computer hardware (sold or leased), internally developed software, telecommunications services, information security, training and customer support. These system solutions services have been accounted for under the provisions of SOP 97-2. Revenue recognition commences at the point at which we have delivered to the customer all elements essential to the functionality of the system solutions. Accordingly, we defer and recognize revenue associated with these arrangements ratably over the terms of the underlying agreements, commencing at contract “cutover.” Cutover is generally defined as the point at which the hardware is installed, software has been delivered, training is completed, and the service is accessible to and usable by the customer. Cash received prior to cutover are deferred and recognized as revenue ratably over the life of the contract. For certain sales, we provide 90 to 360 day initial maintenance and support to the customer. We accrue costs relating to this initial support period at the time of the sale and these costs are typically not significant.

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

Recent Accounting Pronouncements

     In November 2002, the Financial Accounting Standards Board (“FASB”)’s EITF issued EITF 00-21 “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying EITF 00-21, separate contracts with the same entity or related parties that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single arrangement in considering whether there are one or more units of accounting. That presumption may be overcome if there is sufficient evidence to the contrary. EITF 00-21 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The guidance in this issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Alternatively, companies may elect to report the change in accounting as a cumulative-effect adjustment. Early application of this consensus is permitted. We have not yet adopted EITF 00-21 and are currently analyzing its impact on our financial position, results of operations and cash flows.

     In December 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS No. 123”. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the Notes to these Consolidated Financial Statements. We have implemented SFAS No. 148 effective January 1, 2003 regarding disclosure requirements for condensed financial statements for interim periods. Our management has not yet determined whether they will voluntarily change to the fair value based method of accounting for stock-based employee compensation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     There have been no material changes in the market risks described in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

Part II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See Note 11 to Consolidated Financial Statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1850.

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. § 1850.

(b)  Reports on Form 8-K:

     The Company filed the following report on Form 8-K during the quarter ending March 31, 2003:

     Current Report on Form 8-K/A, filed on January 13, 2003 for the purpose of reporting, under Item 2, certain financial information with respect to the acquisition of Eastern Financial Systems, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIDELITY NATIONAL INFORMATION SOLUTIONS, INC.

	By:	/s/ Neil A. Johnson

Neil A. Johnson Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 14, 2003

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

Date: May 14, 2003

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

Date: May 14, 2003

By:	/s/ Neil A. Johnson

Neil A. Johnson Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

99.1	Certification by Chief Executive Officer of periodic financial reports pursuant to 18 U.S.C. § 1350

99.2	Certification by Chief Financial Officer of periodic financial reports pursuant to 18 U.S.C. § 1350