Form 10-Q
period 2003-06-30
FIDELITY NATIONAL INFORMATION SOLUTIONS INC
filed 2003-07-31
CIK 888793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2003

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

     As of July 21, 2003, 39,976,747 shares of the Registrant’s Common Stock ($.001 par value) were outstanding.

FIDELITY NATIONAL INFORMATION SOLUTIONS, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q
Quarter Ended June 30, 2003

PART I: FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

FIDELITY NATIONAL INFORMATION SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Cash and cash equivalents	$18,548	$10,259
Short-term investments	17,342	11,799
Trade accounts receivables, less allowance for doubtful accounts	66,082	49,367
Trade accounts receivable due from affiliates	27,751	23,854
Prepaids and other current assets	9,056	9,694
Deferred taxes, current portion	8,554	8,554

Total current assets	147,333	113,527
Property, equipment and software, net	77,313	69,645
Goodwill, net	289,033	274,829
Intangible and other non-current assets	46,049	41,819
Deferred taxes, long-term portion	7,990	9,088

Total assets	$567,718	$508,908

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$48,273	$43,086
Related party payables	2,446	4,864
Income taxes payable	5,188	2,347
Deferred revenue, current portion	33,504	30,528
Current portion of notes payable	434	2,113
Current portion of capital lease obligations	2,989	3,119

Total current liabilities	92,834	86,057
Secured, revolving credit facility	17,000	—
Notes payable, long-term portion	4,125	4,125
Capital lease obligations, long-term portion	2,433	4,104
Deferred revenue, long-term portion	11,965	7,910
Other liabilities	2,619	2,585

Total liabilities	130,976	104,781
Minority interest	2,088	1,569
Preferred stock of subsidiary, held by outside parties	7,062	7,062
Stockholders’ equity:
Common stock, par value $0.001; 200,000,000 shares authorized; issued and outstanding 39,931,352 as of June 30, 2003 and issued 39,600,313 and outstanding 39,546,513 as of December 31, 2002	40	39
Treasury stock, 0 and 53,800 shares as of June 30, 2003 and December 31, 2002	—	(339)
Additional paid-in capital	378,597	375,330
Retained earnings	49,696	22,443
Unearned compensation costs	(908)	(1,628)
Accumulated other comprehensive earnings (loss)	167	(349)

Total stockholders’ equity	427,592	395,496

Total liabilities and stockholders’ equity	$567,718	$508,908

See Notes to Consolidated Financial Statements

FIDELITY NATIONAL INFORMATION SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Revenue:
Data and valuations	$70,763	$45,659	$128,666	$90,661
Data and valuations - related party	4,071	2,003	8,282	3,607
Solutions	22,488	13,034	43,392	27,661
Solutions - related party	37,301	25,361	71,051	52,797
Services	6,261	4,873	12,772	9,965
Services - related party	1,417	1,154	2,753	2,211

Total revenue	142,301	92,084	266,916	186,902
Costs and expenses:
Cost of data and valuations revenue	27,641	17,881	50,034	35,812
Cost of solutions revenue	17,009	16,524	31,974	33,182
Cost of services revenue	3,494	2,793	7,345	5,453
Operating expenses	67,809	43,109	130,632	87,517

Total costs and expenses	115,953	80,307	219,985	161,964

Operating income	26,348	11,777	46,931	24,938
Interest expense, net	(395)	(194)	(747)	(566)
Other income (expense), net	109	(86)	216	379

Earnings before income taxes and minority interests	26,062	11,497	46,400	24,751
Income taxes	10,164	4,559	18,096	9,751
Minority interests	556	699	1,051	1,922

Net earnings	$15,342	$6,239	$27,253	$13,078

Earnings per share
- basic	$0.39	$0.20	$0.69	$0.42

- diluted	$0.37	$0.19	$0.66	$0.40

Weighted average shares - basic	39,804	31,336	39,699	31,216

Weighted average shares - diluted	41,578	33,349	41,356	33,012

See Notes to Consolidated Financial Statements

FIDELITY NATIONAL INFORMATION SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

							Accumulated
	Common Stock			Additional		Unearned	Other	Total
			Treasury	Paid-in	Retained	Compensation	Comprehensive	Stockholders’
	Shares	Amount	Stock	Capital	Earnings	Costs	Earnings (Loss)	Equity

Balance at December 31, 2002	39,547	$39	$(339)	$375,330	$22,443	$(1,628)	$(349)	$395,496
Exercise of stock options and warrants	384	1	—	3,194	—	—	—	3,195
Tax benefit associated with the exercise of stock options	—	—	—	412	—	—	—	412
Cancellation of treasury stock	—	—	339	(339)	—	—	—	—
Amortization of unearned compensation costs	—	—	—	—	—	720	—	720
Translation adjustment	—	—	—	—	—	—	516	516
Net earnings	—	—	—	—	27,253	—	—	27,253

Balance at June 30, 2003	39,931	$40	$—	$378,597	$49,696	$(908)	$167	$427,592

See Notes to Consolidated Financial Statements

FIDELITY NATIONAL INFORMATION SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,

	2003	2002

Cash flows from operating activities:
Net earnings	$27,253	$13,078
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	17,771	8,796
Gain on disposal of property and equipment	—	(344)
Amortization of unearned compensation costs	720	—
Tax benefit associated with the exercise of stock options	412	6,523
Minority interests	1,051	1,922
Changes in assets and liabilities, net of effects of business acquisitions:
Trade accounts receivables	(14,667)	1,535
Prepaids and other assets	1,459	(2,820)
Accounts payable and other liabilities	2,218	(5,608)
Deferred revenue	6,858	1,651
Income taxes	3,512	65
Related party receivables/payables, net	(6,315)	(8,211)

Net cash provided by operating activities	40,272	16,587

Cash flows from investing activities:
Purchase of property, equipment and software	(20,940)	(8,032)
Increase in notes receivable	(55)	—
Proceeds from sale of operating division	—	15,500
Purchase of short-term investments	(5,543)	—
Investment in joint venture	(2,500)	—
Business acquisition payments, net	(18,516)	(5,437)

Net cash provided by (used in) investing activities	(47,554)	2,031

Cash flows from financing activities:
Borrowing (repayment) of debt, net	15,321	(22,103)
Repayment of capital lease obligations	(1,814)	(885)
Distribution to subsidiary’s minority shareholder	(1,203)	—
Proceeds from stock options, warrants and employee benefit plans	3,195	10,546

Net cash provided by (used in) financing activities	15,499	(12,442)

Effect of exchange rate changes on cash and cash equivalents	72	(105)

Net increase in cash and cash equivalents	8,289	6,071
Cash and cash equivalents, beginning of period	10,259	12,909

Cash and cash equivalents, end of period	$18,548	$18,980

Supplemental cash flow information:
Income taxes paid	$12,033	$3,111

Interest paid	$763	$982

Supplemental information on non-cash investing and financing activities:
Details of acquisitions:
Fair value of assets acquired	$22,213	$14,123
Less: cash paid for acquisitions, net	(18,516)	(5,437)
liabilities assumed	(3,697)	(6,764)

Equity issued	$—	$1,922

Assets acquired through capital lease	$—	$4,328

See Notes to Consolidated Financial Statements

FIDELITY NATIONAL INFORMATION SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Business

     Fidelity National Information Solutions, Inc. (“FNIS” or the “Company”) provides data and valuation, technology solutions and services needed by lenders and real estate professionals. FNIS is a national provider whose offerings span the entire home purchase and ownership life cycle, from contact through closing, refinancing and resale. The Company’s products and services enable its customers to use information to improve their business decision-making processes and to effectively manage existing and prospective customer relationships. These product and service offerings include a full spectrum of technology solutions, electronic partner networks, loan origination systems, real estate data and tax services, credit reporting services, flood compliance services, and automated valuation and appraisal services. The Company is also a leading data and service provider to the Multiple Listing Service (“MLS”) systems industry. The Company’s common stock is traded on the NASDAQ National Market under the symbol “FNIS.”

     The Company is a majority-owned subsidiary of Fidelity National Financial, Inc. (NYSE: FNF — “Fidelity”). As of June 30, 2003, Fidelity owned approximately 66% of the Company’s outstanding common stock.

2. Recent Developments

     On July 11, 2003, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Fidelity and FNIS Acquisition Corp., a Delaware corporation and direct wholly-owned subsidiary of Fidelity, pursuant to which Fidelity will acquire all of the shares of common stock (“Company Common Stock”) of the Company that Fidelity does not currently own and FNIS Acquisition Corp. will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned non-public subsidiary of Fidelity. In the Merger, each share of Company Common Stock that Fidelity does not currently own will be converted into the right to receive 0.830 shares of common stock of Fidelity (the “Exchange Ratio”), subject to adjustment. Under the terms of the Merger Agreement, the Exchange Ratio will be automatically adjusted downward if the implied per share consideration for each share of Company Common Stock exceeds $29.00. If the implied per share consideration falls below $19.00, Fidelity has the right to adjust the Exchange Ratio to maintain an implied per share consideration of $19.00. If Fidelity fails to make such an adjustment, the Company has the right not to proceed with the closing of the Merger.

     Consummation of the Merger is subject to certain conditions, including receipt of the approval of the Merger by the stockholders of the Company. Fidelity currently owns approximately 66% of the outstanding Company Common Stock and has agreed to vote all of its shares of the Company Common Stock in favor of the Merger with the result that stockholder approval of the Merger is assured.

3. Basis of Presentation

     The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and the instructions for Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of the management, the unaudited interim Consolidated Financial Statements reflect all adjustments, consisting of normal recurring items, necessary to fairly present the results of operations, financial position and cash flows for the periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of the Company for the year ended December 31, 2002.

     As described in Note 5, the Company acquired Micro General Corporation (“MGEN”) on July 9, 2002, including a 51.6% majority ownership stake in MGEN acquired from its parent company, Fidelity. The acquisition of Fidelity’s majority interest in MGEN was accounted for in a manner similar to a pooling-of-interests because the Company and MGEN were entities under common control of Fidelity. As required by GAAP, the accompanying Consolidated Financial Statements have been prepared to give retroactive effect to the acquisition and accordingly, all amounts contained herein have been prepared as if the transaction took place on the first day of the periods presented.

     Certain reclassifications have been made in the 2002 Consolidated Financial Statements to conform to the classifications used in 2003. These include those adjustments and reclassifications necessary to reflect the merger of MGEN in a manner similar to a pooling-of-interests.

4. Recent Accounting Pronouncements

     In November 2002, the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) issued EITF 00-21 “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying EITF 00-21, separate contracts with the same entity or related parties that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single arrangement in considering whether there are one or more units of accounting. That presumption may be overcome if there is sufficient evidence to the contrary. EITF 00-21 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The guidance in this issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Alternatively, companies may elect to report the change in accounting as a cumulative-effect adjustment. Early application of this consensus is permitted. Management is currently evaluating the impact of adopting EITF 00-21 on its financial position, results of operations and cash flows.

     In December 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of SFAS No. 123.” This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002, and are included in the notes to these Consolidated Financial Statements. The Company has implemented SFAS No. 148 effective January 1, 2003, regarding disclosure requirements for condensed financial statements for interim periods. The Company’s management has not yet determined whether they will voluntarily change to the fair value based method of accounting for stock-based employee compensation.

     In February 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which addresses the consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support from other parties, or (2) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: (a) the direct or indirect ability to make decisions about the entity’s activities through voting or similar rights, (b) the obligation to absorb the expected losses of the entity if they occur, or (c) the right to receive the expected residual returns of the entity if they occur. FIN 46 will have a significant effect on existing practice because it requires existing variable interest entities to be consolidated if those entities do not effectively disburse risks among parties involved. In addition, FIN 46 contains detailed disclosure requirements. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. This Interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. Management is currently evaluating the impact of adopting FIN 46 on its financial position, results of operations and cash flows.

5. Acquisitions and Dispositions

     Micro General Corporation Acquisition. On July 9, 2002, the Company acquired all of the outstanding shares of MGEN, a majority-owned subsidiary of Fidelity, through a tender offer and subsequent short-form merger, and MGEN became a wholly-owned subsidiary of the Company. The tender offer and merger were based on a fixed exchange ratio of 0.696 shares of the Company’s common stock for each share of MGEN common stock. As a result, the Company issued 12,895,721 new shares of its common stock to acquire MGEN.

     Prior to the acquisition, Fidelity held a controlling interest in both MGEN and the Company. The acquisition of the non-controlling equity interest of MGEN (48.4%) was accounted for under the purchase method of accounting. The total number of shares issued in acquiring the minority interests in MGEN was 6,243,223, valued at $149.3 million, based upon the Company’s average closing price of $23.91 per share on the NASDAQ National Market for the five-day period beginning two days prior through two days subsequent to April 29, 2002, the last trading day before the public announcement of this offer. The total purchase price was $153.2 million, including warrants with a fair value of $3.3 million and transaction costs, and the Company recorded goodwill of $128.0 million.

     The acquisition of Fidelity’s interest in MGEN (51.6%) is not considered a business combination because the Company and MGEN were entities under common control of Fidelity. As required by GAAP, the Company, therefore, recorded this transaction in a manner similar to the pooling-of-interests method of accounting. Accordingly, all amounts contained herein have been prepared as if the transaction took place on the first day of the periods presented. Below is a reconciliation of income statement data previously reported by the Company to the combined amounts currently presented in the accompanying Consolidated Financial Statements for the six months ended June 30, 2002 (dollars in thousands):

	Six Months Ended June 30, 2002

	As previously
	reported	MGEN	Adjustments	Combined

Total revenue	$125,772	$66,157	$(5,027)	$186,902
Operating income	17,286	7,353	299	24,938
Net earnings	10,227	4,351	(1,500)	13,078

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

     Environmental Risk Management Solutions. On March 25, 2002, the Company sold its Environmental Risk Management Solutions business for $15.5 million in cash and recorded a gain of $0.3 million. Proceeds from the sale were used to repay the $12.6 million balance then outstanding under the Company’s revolving credit agreement with Fidelity. The remaining proceeds of $2.9 million were added to general working capital.

     Hansen Quality Loan Services, LLC. On May 28, 2002, the Company acquired a 55% interest in Hansen Quality Loan Services, LLC (“Hansen”), a provider of collateral risk assessment and valuation services for real estate mortgage financing, for $4.1 million in cash and a convertible note. The note is in the amount of $4.1 million, bears interest at 4.5%, matures in May 2005, and was initially convertible into shares of the Company’s stock at $28.00 per share. In December 2002, the conversion feature of the note was eliminated by mutual consent of the parties to the note. The total purchase price, including contingent payments through June 30, 2003, is $9.0 million and the Company has recorded goodwill of $6.6 million. The Company has consolidated Hansen’s results of operations since the acquisition date.

     Comstock Net Services, Inc. On July 1, 2002, the Company acquired Comstock Net Services, Inc. (“Comstock”), a technology provider to real estate professionals, in exchange for $1.8 million in cash and 213,323 shares of the Company’s common stock. As a result of this acquisition the Company recorded goodwill of $5.3 million. The Company has included Comstock’s results of operations since July 1, 2002.

     Eastern Financial Systems, Inc. On October 29, 2002, the Company acquired all of the common stock of Eastern Financial Systems, Inc. (“Eastern”), an industry-leading mortgage loan origination software provider in exchange for cash and stock. The total purchase price consisted of approximately $36.7 million in cash (including transaction costs) and 880,726 shares of the Company’s common stock with a value of approximately $16.8 million, based upon the average closing price of $19.08 per share over a five-day period using two days before and two days after the measurement date. The Company recorded goodwill of $40.4 million in connection with this acquisition. Eastern’s results of operations have been included in the Company’s Consolidated Financial Statements since the acquisition date.

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

     Appraisal Enhancement Services. On April 15, 2003, the Company acquired Ousley, Inc., DBA Appraisal Enhancement Services (“AES”), a provider of valuation quality control products and services, for approximately $13.6 million in cash, of which $0.8 million is payable upon attainment of certain requirements under the agreement. The goodwill recorded in connection with the transaction is approximately $8.7 million. The Company has included AES’ results of operations since the acquisition date.

     DPN, Inc. On May 9, 2003, the Company acquired DPN Inc., a provider of broker back office and accounting systems to the real estate industry, for approximately $5.3 million in cash, of which $1.0 million is payable upon attainment of certain requirements under the agreement. The goodwill recorded in connection with the acquisition is approximately $3.8 million. DPN’s results of operations have been included in the Company’s Consolidated Financial Statements since the acquisition date.

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

     The following table presents the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net earnings, basic basis	$15,342	$6,239	$27,253	$13,078
Interest expense, net of income tax effect, applicable to convertible note	—	80	—	159

Net earnings, diluted basis	$15,342	$6,319	$27,253	$13,237

Weighted average shares, basic basis	39,804	31,336	39,699	31,216
Plus: Common stock equivalent shares assumed from conversion of options, warrants and notes payable	1,774	2,013	1,657	1,796

Weighted average shares, diluted basis	41,578	33,349	41,356	33,012

Earnings per share, basic	$0.39	$0.20	$0.69	$0.42

Earnings per share, diluted	$0.37	$0.19	$0.66	$0.40

     Certain options and warrants to purchase the Company’s common stock were not included in the computation of diluted earnings per share because they are anti-dilutive. For the three months ended June 30, 2003 and 2002, the number of shares excluded was 522,080 and 179,262, respectively. For the six months ended June 30, 2003 and 2002, the number of shares excluded was 1,116,994 and 193,671, respectively.

7. Stock Options

     The Company accounts for stock-based employee compensation arrangements in accordance with Accounting Principles Board Opinion No. 25 (“APB Opinion 25”), “Accounting for Stock Issued to Employees,” and related Interpretations, and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS No. 123.” Under APB Opinion 25, compensation expense is recognized over the vesting period based on the difference, if any, on the date of grant between the deemed fair value for accounting purposes of the Company’s stock and the exercise price. With the exception of FNIS options exchanged in connection with the MGEN acquisition as described in the table below, all options granted under the Company’s plans had an exercise price equal to the market value of the underlying common stock at the date of grant. Therefore, no stock-based compensation cost is reflected in net income for stock options issued to employees. The Company accounts for stock issued to non-employees in accordance with SFAS No. 123 and

EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services.”

     SFAS No. 123, “Accounting for Stock Based Compensation,” provides an alternative fair value approach in valuing employee stock options. This approach requires the use of the “Black-Scholes” option valuation model, which was not developed for use in valuing employee stock options. This valuation model was developed for the purpose of estimating the fair value of traded options, which do not have vesting restrictions and are fully transferable. In addition, the option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the value of an estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s employee stock options.

     Pro forma information regarding net earnings and earnings per share is required by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of SFAS No. 123,” for interim financial statements and has been determined as if the Company had accounted for its employee stock options under the fair value method of such statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option valuation model.

     For purpose of pro forma disclosures, the estimated fair value of the options is amortized into expense over the options’ vesting period. The Company’s pro forma information follows (dollars in thousands, except per share amount):

	Three Months Ended June 30,			Six Months Ended June 30,

	2003		2002	2003		2002

Net earnings, as reported	$15,342		$6,239	$27,253		$13,078
Add: Stock-based compensation expense included in reported net earnings, net of related tax effects	161	(1)	—	439	(1)	—
Deduct: Total stock-based employee compensation expense determined under fair value methods for all awards, net of related tax effects	(1,560)		(933)	(3,319)		(1,884)

Pro forma net earnings	$13,943		$5,306	$24,373		$11,194

Earnings per share:
Basic - as reported	$0.39		$0.20	$0.69		$0.42
Basic - pro forma	$0.35		$0.17	$0.61		$0.36
Diluted - as reported	$0.37		$0.19	$0.66		$0.40
Diluted - pro forma	$0.34		$0.16	$0.59		$0.34

(1)	In connection with the MGEN acquisition, the Company issued FNIS options in exchange for the outstanding MGEN options and warrants. The exchange of vested stock options resulted in the Company recording non-cash stock compensation charges in the third quarter of 2002. In addition, the Company also recorded non-cash compensation costs for the unvested options, which are being expensed over the vesting period. The amount shown represents amortization of the unearned compensation costs for the three months and six months ended June 30, 2003, respectively.

8. Segment Information

     Prior to 2003, the Company was organized into three segments for management reporting purposes: Data, Solutions and Services. Effective January 1, 2003, the Company realigned its business segments for management and reporting purposes in order to support the implementation of its business strategies and to further disaggregate its businesses by primary product/service category, which has expanded significantly as a result of the Company’s acquisitions and product development strategies. Consequently, the Company’s reportable segments were changed to reflect revisions in the manner in which management organizes and evaluates its internal financial information. The three new segments are: Data and Valuations, Solutions, and Services. Segment information for the three and six months ended June 30, 2002 has been revised to conform to the Company’s 2003 presentation.

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

     For internal reporting purposes, the Company does not allocate certain corporate expenses among segments, including finance, legal, human resources and other corporate administrative expenses. Sales between segments have been eliminated from the segment information provided. Assets are not allocated to segments for internal reporting purposes.

     Summarized information by segment as excerpted from internal management reports is as follows (in thousands):

	Three Months Ended June 30, 2003

	Data and			Corporate
	Valuations	Solutions	Services	and Other	Total

Revenue	$74,834	$59,789	$7,678	$—	$142,301
Depreciation and amortization	1,851	7,253	109	184	9,397
Interest income (expense), net	(18)	(74)	4	(307)	(395)
Earnings (loss) before income taxes and minority interests	22,642	8,381	1,113	(6,074)	26,062
Income taxes (benefit)	8,830	3,269	434	(2,369)	10,164
Minority interests	556	—	—	—	556
Net earnings (loss)	13,256	5,112	679	(3,705)	15,342

	Three Months Ended June 30, 2002

	Data and			Corporate
	Valuations	Solutions	Services	and Other	Total

Revenue	$47,662	$38,395	$6,027	$—	$92,084
Depreciation and amortization	1,251	2,980	74	70	4,375
Interest income (expense), net	(34)	(195)	(1)	36	(194)
Earnings (loss) before income taxes and minority interests	12,523	1,035	550	(2,611)	11,497
Income taxes (benefit)	4,966	410	218	(1,035)	4,559
Minority interests	149	550	—	—	699
Net earnings (loss)	7,408	75	332	(1,576)	6,239

	Six Months Ended June 30, 2003

	Data and			Corporate
	Valuations	Solutions	Services	and Other	Total

Revenue	$136,948	$114,443	$15,525	$—	$266,916
Depreciation and amortization	3,347	13,849	240	335	17,771
Interest income (expense), net	(41)	(181)	7	(532)	(747)
Earnings (loss) before income taxes and minority interests	41,572	13,182	1,988	(10,342)	46,400
Income taxes (benefit)	16,213	5,141	775	(4,033)	18,096
Minority interests	1,051	—	—	—	1,051
Net earnings (loss)	24,308	8,041	1,213	(6,309)	27,253

	Six Months Ended June 30, 2002

	Data and			Corporate
	Valuations	Solutions	Services	and Other	Total

Revenue	$94,268	$80,458	$12,176	$—	$186,902
Depreciation and amortization	2,286	6,226	140	144	8,796
Interest expense, net	(56)	(325)	(5)	(180)	(566)
Earnings (loss) before income taxes and minority interests	21,530	6,550	1,676	(5,005)	24,751
Income taxes (benefit)	8,482	2,580	660	(1,971)	9,751
Minority interests	149	1,773	—	—	1,922
Net earnings (loss)	12,899	2,197	1,016	(3,034)	13,078

9. Credit Facilities

     Secured Bank Credit Facility. On December 20, 2002, the Company and a group of banks entered into a credit facility agreement. This credit facility, comprised of a revolving credit facility and a standby letter of credit facility, provides for an aggregate maximum line of credit of $75.0 million that expires in December 2005, and is secured by the assets of the Company. As of June 30, 2003, the amount outstanding under the facility was $17.0 million, which was subsequently repaid in full in July 2003.

     Under this secured credit facility, the Company may elect loan arrangements as either a Base Rate Loan or a LIBOR Rate Loan. The Base Rate Loan bears an interest rate of the greater of (a) the Prime Rate and (b) the Federal Funds Rate plus 0.5%, plus a margin of 0.25% to 0.75% depending upon the Company’s leverage ratio. Interest on the Base Rate Loan is payable in arrears on the last business day of each calendar quarter commencing March 31, 2003. The LIBOR Rate Loan’s interest rate is LIBOR plus a margin of 1.50% to 2.00% depending upon the Company’s leverage ratio, and the Company may elect an interest period of one, two, three or six months. Interest on the LIBOR Rate Loan is payable on the last day of the interest period elected, and if the interest period is over three months, at the end of each three-month interval during such interest period. The Company is also required to pay a non-refundable commitment fee at a rate ranging from 0.375% to 0.625% per annum based on the usage of the credit facility.

     The credit agreement imposes certain covenants on the Company related to liquidity, net worth, investments and acquisitions and restricted payments including dividends. The Company was in compliance with all of its debt covenants as of June 30, 2003.

     Revolving Credit Facility with Parent. On September 24, 2001, the Company entered into a revolving credit agreement with Fidelity. The credit agreement provides for a maximum credit line of $25.0 million that expires and is due in September 2006. The credit facility bears interest at a rate of Prime plus 2.0%. In March 2002, the Company repaid the amounts borrowed under this facility using the proceeds from the sale of its Environmental Risk Management Solutions business. As of June 30, 2003, there were no amounts outstanding under this facility. In addition, as a condition of the $75.0 million secured bank credit agreement entered in December 2002 as described above, this parent facility was subordinated and became unsecured.

10. Related Party Transactions

Technology Services

     The Company and Fidelity entered into a new Master Services Agreement (“MSA”) on March 27, 2003. The MSA outlines the scope of services to be provided to Fidelity and certain of the pricing and billing arrangements and is effective January 1, 2003. Certain projects are billed to Fidelity on a cost plus fixed percentage profit basis. The remainder of the revenue from Fidelity is for a variety of products and services that are billed under one of the following methods: time and expenses, monthly maintenance, and fees on a per transaction, per user or per location basis. Subject to the provisions of the agreement, the current MSA expires December 31, 2003.

     In May 2003, the Company received notice from Fidelity of its intent to transfer to its newly acquired FIS Technology Center, hosting services for systems FNIS is currently providing to Fidelity from the Company’s Chicago Data Center. Under the terms of the Master Service Agreement between FNIS and Fidelity such notice is effective 90 days from its date and provides for transition assistance by FNIS to Fidelity, if requested, for a subsequent period of up to six months on a fee basis. The transfer of hosting services will begin in the second half of the current year. The Company expects that the transfer will be completed by the end of first quarter of 2004 and estimates that its current hosting services revenue will be reduced by $0.8 million to $1.0 million monthly upon completion.

Corporate Services

     Fidelity and the Company entered into a service agreement on August 1, 2001, which is automatically renewable each year. Under the agreement, the Company pays an annual base fee, plus an hourly rate over the base, to Fidelity for executive and general management, accounting, legal, investment and administrative services. The amount of fees for providing such services is based on estimated time incurred to perform each of the functions and the estimated personnel costs for the function performed. For the three months ended June 30, 2003 and 2002, such fees paid to Fidelity, included in operating expenses, were $0.5 million and $0.4 million, respectively. For the six months ended June 30, 2003 and 2002, total fees paid to Fidelity were $1.0 million and $0.7 million, respectively.

     The amounts payable to a related party of $2.4 million and $4.9 million at June 30, 2003 and December 31, 2002, respectively, represent amounts paid by Fidelity on behalf of the Company.

Transactions Related to Products and Services

     The Company provides support services for SIMON and TEAM, real estate settlement software solutions used by Fidelity and its affiliates. In addition, the Company has been developing for Fidelity a new enterprise software solution, NGS, which will eventually replace SIMON and TEAM. Revenue derived from Fidelity and its affiliates in connection with the development of NGS, supporting SIMON and TEAM and providing other services, is included in the Solutions segment and was $37.3 million and $25.4 million for the three months ended June 30, 2003 and 2002, respectively. Such revenue was $71.1 million and $52.8 million for the six months ended June 30, 2003 and 2002, respectively.

     Data and Valuations related party revenue for the three months ended June 30, 2003 and 2002 of $4.1 million and $2.0 million, respectively, related to sales of data and valuations products to Fidelity. Such sales were $8.3 million and $3.6 million for the six months ended June 30, 2003 and 2002, respectively.

     In addition, Services revenue for the three months ended June 30, 2003 and 2002 included sales of services products to Fidelity in an amount of $1.4 million and $1.2 million, respectively. Such sales were $2.8 million and $2.2 million for the six months ended June 30, 2003 and 2002, respectively.

     The amounts due from Fidelity as of June 30, 2003 and December 31, 2002 related to the above transactions were $27.8 million and $23.9 million, respectively.

Revolving Credit Facility with Parent

     As described in Note 9, the Company entered into a $25.0 million revolving credit agreement with Fidelity in September 2001. The interest expense incurred for the amounts borrowed under this facility was $0 and $0.2 million for the three and six months ended June 30, 2002, respectively. There was no usage of the facility or interest expense during the six months ended June 30, 2003.

Transactions with Employees

     IDM, a wholly-owned subsidiary of the Company, entered into several transactions with IDM-Manila, a Philippines company partially owned by the former owner of IDM, who is an employee of the Company. IDM-Manila converts data into requested formats as instructed by IDM. Additionally, IDM contracts with IDM-Manila to maintain the Lexis-Nexis database. During the three months ended June 30, 2003 and 2002, IDM paid to IDM-Manila approximately $1.2 million and $0.6 million, respectively, for data conversion and database services. During the six months ended June 30, 2003 and 2002, such fee paid was $2.4 million and $1.1 million, respectively. The fee is based on the number of records converted.

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

11. Comprehensive Earnings

     The following table sets forth the calculation of comprehensive earnings for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net earnings	$15,342	$6,239	$27,253	$13,078
Foreign currency translation adjustment	384	(25)	516	(234)

Comprehensive earnings	$15,726	$6,214	$27,769	$12,844

12. Legal Proceedings

     In the ordinary course of business, the Company is involved in various pending and threatened litigation matters related to its operations. Management believes that no actions, other than those listed below, depart from customary litigation incidental to the business of the Company and that the resolution of such incidental litigation will not have a material adverse effect on the Company’s financial position, results of operations and cash flows.

     A class action lawsuit was filed against the Company in Los Angeles County Superior Court on January 3, 2000 alleging violations of state law and the Federal Telephone Consumer Protection Act (the “TCPA”) for unsolicited advertising by facsimile. ACS Systems, Inc (which merged with and into MGEN, effective January 1, 2001) contracted with Datamart to advertise its services by fax. Datamart sent thousands of facsimile advertisements for ACS. The plaintiff alleges the facsimiles were “unsolicited advertisements” prohibited by the TCPA. Plaintiff alleges the class should recover statutory damages of $7.0 million if the violations of the statute were unintentional, and $21.0 million if the violations of the statute were intentional. In March 2002, the trial court held Plaintiffs did not have a private right of action under the TCPA and granted judgment on the Company’s summary judgment motion. Plaintiffs appealed. On July 22, 2003, the appellate court reversed the trial court judgment, holding Plaintiffs had a private right of action under the TCPA. The case will be sent back to the trial court for further proceedings. It is not possible to predict with any certainty about the outcome of the case.

     Three class action lawsuits were filed and served in June 2003 against Fidelity, the Company and the Company’s board of directors alleging breach of fiduciary duties in conjunction with the Company’s proposed merger with Fidelity. These actions have recently been consolidated. These actions are pending in the Chancery Court in Delaware. Counsels have been retained to represent the Company and the named members of its board of directors. Management believes that it has scrupulously complied with the law in all aspects of the acquisition, and intends to vigorously defend this matter.

     The three actions related to flood certifications discussed below were filed against the Company by insurers alleging that they incurred losses based upon inaccurate flood certifications. These actions were filed against various Company subsidiaries and the allegations related to National Research Center (“NRC”), a subsidiary of the Company.

     On May 29, 2002, Travelers Indemnity filed a complaint against NRC Insurance Services, Inc. in the U.S. District Court, Eastern District of Missouri, alleging that NRC provided an erroneous flood certification when Travelers underwrote insurance on a commercial location. Travelers Indemnity seeks approximately $4.0 million plus expenses in damages. An amended complaint was filed on January 15, 2003, adding the Company and Vista Environmental Information, Inc., as additional defendants. NRC and the other subsidiary defendants filed their answer to the complaint on January 31, 2003 and discovery has commenced.

     On May 10, 2001, Pennsylvania Manufacturers Association Indemnity Company, d/b/a PMA Group (“PMA”) filed a complaint in the U.S. District Court of New Jersey alleging that NRC incorrectly issued a standard flood determination. PMA seeks damages in the amount of $1.4 million, representing the amount paid to its insured, Brandywine Senior Care, Inc. (“Brandywine”), which seeks an additional amount in excess of $2.3 million from PMA for alleged business income loss. The obligation to pay business income loss is disputed by PMA and is the subject of a Pennsylvania state court suit. If PMA issues payment for business income loss, it will be added to its claim for damages against NRC. The suit against NRC was stayed pending resolution of the state court litigation between PMA and Brandywine. The court recently lifted the stay and gave the parties until April 11, 2003, to file motions for summary judgment. Such motion was filed by NRC seeking to limit the damages potentially recoverable to $1.0 million based on a provision in the contract between PMA and NRC limiting the amount PMA may recover to the amount that it could recover if flood insurance had been obtained. Pursuant to the National Flood Insurance Program, the coverage limits for this type of property would not exceed $500,000 for the structure and a like amount for the contents. A ruling on the motion is pending.

     On November 6, 2002, St. Paul Fire & Marine filed a complaint against the Company in the U.S. District Court, Eastern District of Missouri, alleging that NRC incorrectly issued a standard flood determination when St. Paul underwrote insurance on a commercial location. The plaintiff seeks approximately $12.0 million in damages. The complaint was recently served and we have filed a response to dispute the claim to the suit.

     While the Company intends to continue to vigorously defend these cases, there is no assurance that the eventual outcome will not have a material adverse effect on the Company’s financial position, results of operations and cash flows.

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

     The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, hopes, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could vary materially from those forward-looking statements contained herein due to many factors, including, but not limited to: general political, economic and business conditions, including the possibility of intensified international hostilities, acts of terrorism, interest rate fluctuations and general volatility in the capital markets; changes in the performance of the real estate markets and industries serving those markets; success of integrating acquired businesses; the impact of competitive products and pricing; success of operating initiatives; availability of qualified personnel; changes in, or the failure to comply with, government regulations and other risks detailed in our filings with the Securities and Exchange Commission.

Results of Operations

Factors Affecting Comparability

     As explained earlier in this document, we completed several acquisitions during 2003 and 2002. As a result of these acquisitions, period-to-period comparisons may not be meaningful. In addition, the Consolidated Statements of Earnings have been adjusted to reflect the merger with MGEN which has been accounted for in a manner similar to a pooling-of-interests. See Note 5 to the Consolidated Financial Statements.

     The following table illustrates the period of time each entity acquired or sold during 2003 and 2002 is reflected in our operations as a result of the mergers and acquisitions, and the business segment in which each such entity operates:

	Three Months Ended		Six Months Ended
	June 30,		June 30,		Segment

					Data and
	2003	2002	2003	2002	Valuations	Solutions	Services

	Number of months		Number of months
Micro General Corporation	3	3	6	6		x
SoftPro Corporation	3	3	6	6		x
RealEC Technologies	3	3	6	6		x
Environmental Risk Management Solutions (1)	0	0	0	3	x
ISDI.NET	3	3	6	6		x
Hansen Quality Loan Services, LLC. (“Hansen”)	3	1	6	1	x
Comstock Net Services, Inc. (“Comstock”)	3	0	6	0		x
Eastern Financial Systems, Inc. (“Eastern”)	3	0	6	0		x
Trio® software and certain other assets of HomeServices of America (“HomeServices”)	3	0	6	0		x
Appraisal Enhancement Services (“AES”)	3	0	3	0	x
DPN, Inc. (“DPN”)	2	0	2	0		x

(1)	Sold in March 2002.

Overview

     The following table presents certain financial data for the periods indicated (dollars in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Total revenue	$142,301	$92,084	$266,916	$186,902

Total costs and expenses	$115,953	$80,307	$219,985	$161,964

Net earnings	$15,342	$6,239	$27,253	$13,078

Diluted earnings per share	$0.37	$0.19	$0.66	$0.40

Revenue

     The following table presents the components of our revenue (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Data and valuations	$70,763	$45,659	$128,666	$90,661
Data and valuations - related party	4,071	2,003	8,282	3,607

Total data and valuations	74,834	47,662	136,948	94,268

Solutions	22,488	13,034	43,392	27,661
Solutions - related party	37,301	25,361	71,051	52,797

Total solutions	59,789	38,395	114,443	80,458

Services	6,261	4,873	12,772	9,965
Services - related party	1,417	1,154	2,753	2,211

Total services	7,678	6,027	15,525	12,176

	$142,301	$92,084	$266,916	$186,902

     Total revenue increased $50.2 million, or 54.5%, to $142.3 million for the second quarter of 2003 as compared with the second quarter of 2002 and increased $80.0 million, or 42.8%, to $266.9 million for the six months ended June 30, 2003 as compared with the corresponding 2002 period. The increase in total revenue has resulted primarily from organic growth driven by low mortgage interest rates and the resulting increasing number of real estate and refinancing transactions, acquisitions, and increases in services provided to Fidelity.

     Our customers are primarily lenders, real estate professionals and title companies. Accordingly, the level of real estate activity impacts our revenue. Real estate sales are directly affected by changes in mortgage interest rates as well as other macroeconomic factors including demand for housing, employment levels, family income levels and general economic conditions. Beginning in January 2001 and continuing through the second quarter of 2003, interest rates have been reduced by 550 basis points, bringing interest rates down to their lowest level in recent history, which has significantly increased the volume of refinance activity.

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

     The Data and Valuation segment’s revenue increased $27.2 million, or 57.0%, in the second quarter of 2003 compared with the second quarter of 2002. The increase in revenue is due primarily to increases in real estate and refinance activity as a result of decreasing interest rates, and the acquisition of Hansen in May 2002 and AES in April 2003, which accounted for approximately $4.6 million and $3.5 million of the increase, respectively. This segment’s revenue increased $42.7 million, or 45.3%, for the six months ended June 30, 2003, compared with the corresponding 2002 period. The increase in revenue is due primarily to increases in real estate and refinance activity as a result of decreasing interest rates, and the acquisition of Hansen and AES, which accounted for approximately $9.9 million and $3.5 million of the increase, respectively. This was partially offset by the sale of the Environmental Risk Management Solutions unit in March of 2002 which accounted for $2.7 million of revenue in the first quarter of 2002.

     In the Solutions segment, our revenues from MLS, as well as software development, technical and other services provided to Fidelity, are primarily connected with term contracts, licenses and subscriptions and are therefore not directly affected by interest rate changes and mortgage financing activities although higher volume of activities does influence demand for products and services. Year over year increases in this segment were primarily a result of merger and acquisition activities, as well as increases in the amount of services provided to Fidelity. Growth in Fidelity’s business has resulted in more demand for our services by Fidelity. We began developing NGS for Fidelity in the last half of 2000. Revenue from NGS development in the current quarter has increased 5.1% compared with the same quarter of 2002. We expect revenue from NGS development to gradually decline as the project approaches completion of the rollout, which is expected to be sometime in 2005. However, we also expect the development revenues to be partially replaced by revenues from the maintenance and support services of NGS, which are expected to increase as the rollout occurs, and the development of other products. See note 10 — Related Party Transactions to the Consolidated Financial Statements.

     The Solutions segment’s revenue for the second quarter of 2003 increased $21.4 million, or 55.7%, over the second quarter of 2002, and increased $34.0 million, or 42.2%, for the six months ended June 30, 2003, compared with the corresponding 2002 period. The increase in revenue is due partially to the inclusion of revenues from Comstock, Eastern, HomeServices and DPN, which were acquired in July 2002, October 2002, December 2002 and May 2003, respectively. The incremental revenues from these acquisitions are $8.9 million and $16.0 million for the three and six months ended June 30, 2003, respectively. The increase in revenues from services provided to Fidelity also contributed to the revenue growth in this segment. Revenue from Fidelity increased $11.9 million and $18.3 million for the three- and six-month period, due to increased demand for services and higher billing rates charged to Fidelity under the new Master Service Agreement entered into in 2003. Certain other organic growth in this segment’s revenue was partially offset by the decrease of revenue ($2.1 million and $5.4 million for the three- and six-month period, respectively) in the MLS-related businesses as a result of the loss of certain customer accounts and pricing pressure taking place in the MLS system market.

     Similar to our Data and Valuation segment, interest rate changes also have a particularly significant impact on our Services segment. The Service segment’s revenue in the second quarter of 2003 increased $1.7 million, or 27.4%, over the second quarter of 2002. This segment’s revenue in the six months ended June 30, 2003, increased $3.3 million, or 27.5%, over the corresponding prior-year period. This is due primarily to increases in real estate and refinance activity as a result of decreasing interest rates.

Costs and Expenses

     The following table presents information regarding the components of total costs and expenses (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,

		% of		% of		% of		% of
		Related		Related		Related		Related
	2003	Revenue (1)	2002	Revenue (1)	2003	Revenue (1)	2002	Revenue (1)

Cost of data and valuations revenue	$27,641	36.9%	$17,881	37.5%	$50,034	36.5%	$35,812	38.0%
Cost of solutions revenue	17,009	28.4%	16,524	43.0%	31,974	27.9%	33,182	41.2%
Cost of services revenue	3,494	45.5%	2,793	46.3%	7,345	47.3%	5,453	44.8%

Total costs of revenues	48,144	33.8%	37,198	40.4%	89,353	33.5%	74,447	39.8%
Operating expenses	67,809	47.7%	43,109	46.8%	130,632	48.9%	87,517	46.8%

Total costs and expenses	$115,953	81.5%	$80,307	87.2%	$219,985	82.4%	$161,964	86.7%

(1)	Represents cost of data and valuations, solutions, and services revenue as a percentage of their respective revenue - i.e., cost of data and valuations revenue divided by data and valuations revenue. Total costs of revenues, operating expenses, and total costs and expenses are calculated as a percentage of total revenue.

     Cost of revenue consists primarily of direct costs associated with the sales of products and services. Major direct costs include consulting fees, subcontracted appraisal fees, purchased real estate data, direct printing costs, royalty and license fees, reseller commissions, variable sales compensation and certain salaries and benefits.

     In the second quarter of 2003, the cost of revenue for the Data and Valuations segment increased $9.8 million, or 54.6%, as compared with the second quarter of 2002, while this segment’s revenue increased by 57.0%. For the six months ended June 30, 2003, the cost of revenue for the segment increased $14.2 million, or 39.7%, compared with the same period of the prior year, while this segment’s revenue increased by 45.3%. The cost as a percentage of segment revenue in the second quarter of 2003 decreased slightly to 36.9% from 37.5% in the second quarter of 2002. The cost as a percentage of segment revenue for the six-month period of 2003 decreased slightly to 36.5% from 38.0% in the six-month period of 2002. The decrease is due primarily to a favorable change in our sales mix (an increase in the proportion of revenue from our higher gross-margin products and services) and the inclusion of Hansen in the current three- and six-month period, which has a relatively low cost of revenue.

     The cost of revenue for the Solutions segment increased $0.5 million, or 2.9%, in the second quarter of 2003 over the second quarter of 2002, while the Solutions revenue increased by 55.7% over the same period. The cost of revenue for the six months ended June 30, 2003, decreased $1.2 million, or 3.6%, compared with the corresponding 2002 period, while the segment revenue increased by 42.2% over the same comparable period. The cost of revenue did not increase in proportion to the increase in segment revenue because the rate increases under the new Master Service Agreement, which contributed to the significant growth in revenue, do not require direct incremental costs. The decrease in cost of revenue for the segment in total for the six months ended June 30, 2003, is primarily attributable to a reduction of MLS system costs resulting from the $5.4 million revenue decrease in MLS business units as discussed earlier and a reduction in labor costs from replacing certain higher cost independent contractors with employees. These cost reductions were partially offset by the increases in cost of solutions in other business units corresponding to their revenue increases.

     The cost of revenue for the Solutions segment decreased to 28.4% of Solutions revenue in the second quarter of 2003 from 43.0% of Solutions revenue in the second quarter of 2002. For the six months ended June 30, 2003, the cost of revenue decreased to 27.9% of segment revenue from 41.2% for the corresponding six-month period of 2002. The improvement in the cost as a percentage of segment revenue is due primarily to the more favorable terms of the new Master Service Agreement with Fidelity effective January 1, 2003, replacing certain higher cost independent contractors with employees and the inclusion of Eastern, which has a relatively low cost of revenue, in the current period.

     In the second quarter of 2003, the cost of revenue for the Services segment increased $0.7 million, or 25.1%, compared with the second quarter of 2002, while the revenue for the segment increased by 27.4% over the same period. The cost as a percentage of the segment revenue in the six months ended June 30, 2003, decreased to 45.5% from 46.3% for the corresponding 2002 period, due to a more favorable mix of underlying business. For the six months ended June 30, 2003, the cost of revenue for the segment increased $1.9 million, or 34.7%, compared with the six-month period of 2002, while the revenue for the segment increased by 27.5%. The cost as a percentage of the segment revenue increased to 47.3% in the six months ended June 30, 2003, from 44.8% in the comparable 2002 period. The increase is due primarily to an increase in the proportion of revenue from our litigation services operation, which has a relatively high cost of revenue. In addition, the pricing pressure in our printing services business and higher referral fees paid for obtaining new customer accounts in our tax services operation also increased this segment’s overall cost of revenue.

     The following table presents the components of operating expenses (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,

		% of Total		% of Total		% of Total		% of Total
	2003	Revenue	2002	Revenue	2003	Revenue	2002	Revenue

Personnel costs (1)	$35,511	25.0%	$20,078	21.8%	$68,327	25.6%	$42,547	22.8%
Depreciation and amortization	9,397	6.6%	4,375	4.8%	17,771	6.7%	8,796	4.7%
Other operating expenses	22,901	16.1%	18,656	20.3%	44,534	16.7%	36,174	19.4%

Total operating expenses	$67,809	47.7%	$43,109	46.9%	$130,632	49.0%	$87,517	46.9%

(1)	Personnel costs shown in the table exclude certain direct salaries, bonuses, commissions and benefits included in cost of the segments’ revenue in the amounts of $15.0 million and $10.3 million for the second quarter of 2003 and 2002, respectively. Such costs excluded from personnel costs were $26.7 million and $20.8 million for the six months ended June 30, 2003 and 2002, respectively.

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

     The increase of $15.4 million and $25.8 million for the three- and six-month period in the total dollar amount of personnel costs shown above is a result of the growth of our business through acquisitions, our investment in product and capacity enhancements and organic growth. The inclusion of Hansen, Comstock, Eastern, HomeServices, AES and DPN’s results of operations contributes approximately $5.1 million in the current quarter or $10.0 million in the six-month period to the total increase in personnel costs. We also launched a number of technology initiatives for product and capacity enhancements during the current year. The labor costs associated with these initiatives accounted for approximately $2.0 million and $4.2 million for the three- and six months ended June 30, 2003, and were included in the personnel costs in 2003. The remainder of the increase is due primarily to personnel additions in our various business units and corporate operation to support our growing operating activities, offset by reductions in personnel at certain business units from synergies realized in the mergers and acquisitions.

     Personnel costs as a percentage of revenue in the second quarter of 2003 increased 3.2 percentage points as compared with the corresponding quarter of 2002 and increased 2.8 percentage points for the six months ended June 30, 2003, as compared with the corresponding prior-year period. This is due primarily to the costs incurred in connection with our products and capacity enhancement projects and an increase in corporate personnel costs, partially offset by reductions in personnel at certain business units from synergies realized in the mergers and acquisitions.

     Depreciation and amortization expenses increased by $5.0 million in the second quarter of 2003 as compared with the same quarter of 2002, and increased $9.0 million in the six months ended June 30, 2003, compared with the corresponding period of the prior year. This is mainly due to additional amortization and depreciation expenses associated with tangible and intangible assets acquired from the acquisition of Hansen, Comstock, Eastern, the 48.4% minority interests in MGEN, HomeServices and AES.

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

     The increase of $4.2 million and $8.4 million in the total dollar amount of other operating expenses shown above for the three- and six-month period, respectively, is a result of the growth of our business through acquisition and organic growth. Other operating expenses as a percentage of total revenue decreased 4.2 percentage points and 2.7 percentage points for the three- and six-month period, respectively. The decrease in other operating expenses as a percentage of total revenues in 2003 compared with 2002 is primarily attributable to our reductions in operating costs at the business unit level from synergies realized in acquisitions, partially offset by additional rent expense related to one newly leased data center, relocation cost associated with the consolidation of some of our facilities, higher professional fees in connection with the pending merger with Fidelity and an increase in corporate operating costs associated with the growth of the Company.

Interest expense, net

     Interest expense, net was $0.4 million and $0.2 million for the second quarter of 2003 and 2002, respectively. For the six months ended June 30, 2003 and 2002, interest expense, net was $0.7 million and $0.6 million, respectively. Interest expense primarily relates to lines of credit, capital leases and notes payable, partially offset by interest income from invested cash.

Income taxes

     Income taxes as a percentage of earnings before income taxes and minority interests for the second quarter of 2003 and 2002 was 39.0% and 39.7%, respectively. For the six months ended June 30, 2003 and 2002, income taxes as a percentage of earnings before income taxes and minority interests were 39.0% and 39.4%, respectively. The fluctuation in income taxes as a percentage of earnings is attributable to our estimate of ultimate income tax liability.

Other income (expense), net

     For the second quarter of 2003, other income, net increased $0.2 million to $0.1 million (net income) from $0.1 million (net expense) in the second quarter of 2002. For the six months ended June 30, 2003, other income, net decreased $0.2 million to $0.2 million compared with $0.4 million in the corresponding period of prior year. In the six months ended June 30, 2002, we recognized a gain of $0.3 million on the sale of our Environmental Risk Management Solutions business.

Minority interests

     In the six months ended June 30, 2003, minority interests represent a minority shareholder’s 45% interest in Hansen’s after tax earnings. In the six months ended June 30, 2002, minority interests mainly represent the minority shareholders’ interest in MGEN’s after tax earnings. For the second quarter of 2003, minority interests expense decreased $0.1 million to $0.6 million from $0.7 million in the second quarter of 2002. For the six months ended June 30, 2003, minority interests expense decreased $0.8 million to $1.1 million from $1.9 million in the corresponding prior year period. The decrease is attributable to our acquisition of the minority interests in MGEN on July 9, 2002. MGEN became a wholly-owned subsidiary after the acquisition.

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

     Net cash provided by operating activities in the six months ended June 30, 2003, was $40.3 million. In the second quarter of 2003, we borrowed $17.0 million under our secured, revolving credit facility to fund our acquisition activities. The most significant uses of cash during the period were for capital expenditures and business acquisitions, which were $20.9 million and $18.5 million, respectively.

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

     Financing. We have two credit facilities available to us: a syndicated secured $75.0 million senior bank revolving credit facility and a $25.0 million unsecured revolving credit agreement with Fidelity.

     On December 20, 2002, we entered into a syndicated secured credit facility agreement with a group of banks. This senior credit facility, comprised of a revolving credit facility and a standby letter of credit facility, provides for an aggregate maximum line of credit of $75.0 million that expires in December 2005, and is secured by all of our assets. As of June 30, 2003, the amount outstanding under the facility was $17.0 million. This amount was repaid in full in July 2003. We have the entire $75.0 million in borrowings available to us.

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

     The senior credit agreement imposes certain covenants on us related to liquidity, net worth, investments and acquisitions and restricted payments including dividends. We were in compliance with all of the debt covenants as of June 30, 2003.

     The unsecured revolving credit agreement with Fidelity provides for a maximum credit line of $25.0 million that expires and is due in September 2006 and bears interest at a variable rate of prime plus 2.0%. As of June 30, 2003, there was no amount outstanding under the Fidelity credit agreement and we had the full $25.0 million in borrowings available to us. This facility is subordinated to the senior bank credit facility.

     Contractual Obligations. Our financing obligations generally include our credit agreements described above, operating and capital lease payments on certain of our premises and equipment, and a $4.1 million note payable to Hansen Quality Loan Services.

     In October 2001 we entered into a strategic alliance agreement with Lexis-Nexis to acquire a 50% ownership interest in their national real estate database. The terms of the agreement require us to make annual payments through October 2005 to complete the transaction. The estimated payments to be made in 2003, 2004 and 2005 are $0.9 million, $1.2 million and $1.5 million, respectively. These payments may be accelerated at our option. During 2002 we entered into an agreement with a vendor to purchase $7.0 million of computer equipment by December 31, 2003, and the remaining obligation as of June 30, 2003, was approximately $6.5 million. We also entered into two purchase commitments for telecommunication services in 2002 and first quarter of 2003, respectively, totaling $29.6 million, extending through 2006, in connection with services to be provided to Fidelity.

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

     Goodwill and Other Intangible Assets. Goodwill represents the excess of purchase price over the fair value of assets acquired and the liabilities assumed relating to acquisitions. In January 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” We performed a transitional impairment review of goodwill as of January 1, 2002, and an annual impairment review thereafter. We have evaluated the impact of its adoption and determined that no impairment charge was required upon adoption of this standard. Our impairment test was performed through comparison of the fair value of the reporting units with the carrying value of their assets.

     Other intangible assets primarily include contract values, service contracts with Fidelity, trademarks, customer relationships, and certain other assets and are amortized over the expected periods of benefit of the assets. MLS contracts are amortized over a 10 to 25 year life on a basis consistent with the expected renewal rate of the underlying contracts. The other intangible assets are amortized over a 2 to 20 year life either on a straight-line basis or at a rate that approximates its future expected cash flow. Two trademarks and a joint services agreement, totaling $5.0 million, have an indefinite life, and accordingly are not being amortized. Impairment of intangible assets is monitored on a continuing basis, and is assessed based on the undiscounted cash flows generated by the underlying assets.

     There have been no events indicating impairment of goodwill and other intangible assets as of June 30, 2003.

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

Recent Accounting Pronouncements

     In November 2002, the Financial Accounting Standards Board (“FASB”)’s Emerging Issues Task Force (“EITF”) issued EITF 00-21 “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying EITF 00-21, separate contracts with the same entity or related parties that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single arrangement in considering whether there are one or more units of accounting. That presumption may be overcome if there is sufficient evidence to the contrary. EITF 00-21 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The guidance in this issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Alternatively, companies may elect to report the change in accounting as a cumulative-effect adjustment. Early application of this consensus is permitted. Management is currently evaluating the impact of adopting EITF 00-21 on our financial position, results of operations and cash flows.

     In December 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of SFAS No. 123”. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002, and are included in the notes to these Consolidated Financial Statements. We have implemented SFAS No. 148 effective January 1, 2003, regarding disclosure requirements for condensed financial statements for interim periods. Our management has not yet determined whether they will voluntarily change to the fair value based method of accounting for stock-based employee compensation.

     In February 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which addresses the consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support from other parties, or (2) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: (a) the direct or indirect ability to make decisions about the entity’s activities through voting or similar rights, (b) the obligation to absorb the expected losses of the entity if they occur, or (c) the right to receive the expected residual returns of the entity if they occur. FIN 46 will have a significant effect on existing practice because it requires existing variable interest entities to be consolidated if those entities do not effectively disburse risks among parties involved. In addition, FIN 46 contains detailed disclosure requirements. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. This Interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. Management is currently evaluating the impact of adopting FIN 46 on our financial positions, results of operations and cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     There have been no material changes in the market risks described in our Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports.

     In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See Note 12 to Consolidated Financial Statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. § 1350.

32.2	Certification of Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. § 1350.

(b) Reports on Form 8-K:

     The Company filed the following report on Form 8-K during the quarter ending June 30, 2003:

Current Report on Form 8-K, dated April 23, 2003, pursuant to “Item 9. Regulation FD Disclosure” attaching our first quarter 2003 earnings release.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIDELITY NATIONAL INFORMATION SOLUTIONS, INC.

By:	/s/ Neil A. Johnson Neil A. Johnson
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: July 31, 2003

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. § 1350

32.2	Certification of Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. § 1350